Form 10-Q
period 2009-06-30
RADIOSHACK CORP
filed 2009-07-27
CIK 96289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Yes X     No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __  No __

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer	__
Non-accelerated filer	__	Smaller reporting company	__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No X

The number of shares outstanding of the issuer's Common Stock, $1 par value, on July 15, 2009 was 125,174,352.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2009	2008	2009	2008

Net sales and operating revenues	$965.7	$994.9	$1,967.8	$1,943.9
Cost of products sold (includes depreciation amounts of $2.2 million, $2.5 million, $4.8 million, and $5.1 million, respectively)	520.9	525.5	1,055.4	1,024.9
Gross profit	444.8	469.4	912.4	919.0

Operating expenses:
Selling, general and administrative	335.7	375.4	701.5	737.8
Depreciation and amortization	21.1	22.1	42.6	44.5
Impairment of long-lived assets	0.3	0.6	0.5	1.2
Total operating expenses	357.1	398.1	744.6	783.5

Operating income	87.7	71.3	167.8	135.5

Interest income	1.5	3.4	3.0	7.0
Interest expense	(11.1)	(6.7)	(22.6)	(13.8)
Other loss	--	(0.6)	--	(2.1)

Income before income taxes	78.1	67.4	148.2	126.6
Income tax expense	29.3	26.0	56.3	46.4

Net income	$48.8	$41.4	$91.9	$80.2

Net income per share:

Basic and diluted	$0.39	$0.32	$0.73	$0.61

Shares used in computing net income per share:

Basic	125.4	131.2	125.4	131.2

Diluted	125.8	131.2	125.6	131.3

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,	June 30,
(In millions, except for share amounts)	2009	2008	2008
Assets
Current assets:
Cash and cash equivalents	$930.8	$814.8	$577.8
Accounts and notes receivable, net	205.2	241.9	191.9
Inventories	578.2	636.3	626.3
Other current assets	91.0	98.6	103.5
Total current assets	1,805.2	1,791.6	1,499.5

Property, plant and equipment, net	290.7	306.4	278.8
Other assets, net	147.1	156.0	117.2
Total assets	$2,243.0	$2,254.0	$1,895.5

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$55.7	$39.3	$32.3
Accounts payable	190.0	206.4	190.5
Accrued expenses and other current liabilities	275.9	367.3	337.4
Income taxes payable	6.2	24.2	15.5
Total current liabilities	527.8	637.2	575.7

Long-term debt	664.4	659.5	349.0
Other non-current liabilities	89.1	96.5	114.2
Total liabilities	1,281.3	1,393.2	1,038.9

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 191,033,000 shares issued	191.0	191.0	191.0
Additional paid-in capital	156.5	152.5	114.1
Retained earnings	2,242.1	2,150.2	2,072.3
Treasury stock, at cost; 65,858,000, 65,950,000 and 59,896,000 shares, respectively	(1,623.4)	(1,625.9)	(1,515.3)
Accumulated other comprehensive loss	(4.5)	(7.0)	(5.5)
Total stockholders’ equity	961.7	860.8	856.6
Total liabilities and stockholders’ equity	$2,243.0	$2,254.0	$1,895.5

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(In millions)	2009	2008
Cash flows from operating activities:
Net income	$91.9	$80.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.4	49.6
Impairment of long-lived assets	0.5	1.2
Stock option compensation	4.2	5.7
Net change in liability for unrecognized tax benefits	(0.7)	2.3
Deferred income taxes	3.7	0.7
Other non-cash items	12.7	9.6
Provision for credit losses and bad debts	0.3	--
Changes in operating assets and liabilities:
Accounts and notes receivable	38.4	63.9
Inventories	64.2	74.4
Other current assets	9.6	(2.8)
Accounts payable, accrued expenses, income taxes payable and other	(128.8)	(163.7)
Net cash provided by operating activities	143.4	121.1

Cash flows from investing activities:
Additions to property, plant and equipment	(43.9)	(25.4)
Proceeds from sale of property, plant and equipment	0.1	0.3
Other investing activities	--	1.0
Net cash used in investing activities	(43.8)	(24.1)

Cash flows from financing activities:
Changes in short-term borrowings and outstanding checks in excess of cash balances, net	16.4	(23.9)
Repayments of borrowings	--	(5.0)
Net cash provided by (used in) financing activities	16.4	(28.9)

Net increase in cash and cash equivalents	116.0	68.1
Cash and cash equivalents, beginning of period	814.8	509.7
Cash and cash equivalents, end of period	$930.8	$577.8

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Throughout this report, the terms “our,” “we,” “us,” “Company,” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We prepared the accompanying unaudited interim consolidated financial statements, which include the accounts of RadioShack Corporation and all majority-owned domestic and foreign subsidiaries, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three and six month periods ended June 30, 2009 and 2008, do not necessarily indicate the results you might expect for the full year. We have evaluated subsequent events for recognition or disclosure through July 27, 2009, which was the date we filed this Form 10-Q with the SEC. For further information, refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted SFAS 157 on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions of SFAS 157 on January 1, 2009. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We adopted SFAS 160 on January 1, 2009, and it had no material impact on our consolidated financial statements.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This staff position requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This staff position is effective for interim reporting periods ending after June 15, 2009. We adopted this staff position upon its issuance, and it had no material impact on our consolidated financial statements. See Note 7 - “Fair Value Measurements” for these disclosures.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for all interim and annual periods ending after June 15, 2009. We adopted SFAS 165 upon its issuance and it had no material impact on our consolidated financial statements. See Note 1 - “Basis of Presentation” for this new disclosure.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 revises SFAS No. 140 and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of SFAS 166 will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of SFAS 167 will have on our consolidated financial statements.

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

Holders who convert their Convertible Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or delisting, the holders of the Convertible Notes may require us to repurchase for cash all or any portion of their Convertible Notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any. As of June 30, 2009, none of the conditions allowing holders of the Convertible Notes to convert or requiring us to repurchase the Convertible Notes had been met.

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

Application of APB 14-1: On January 1, 2009, as a result of adopting this staff position, we recorded an adjustment to reduce the carrying value of our Convertible Notes by $73.0 million. The adoption resulted in a carrying amount of $302.0 million for the Convertible Notes at December 31, 2008, and a carrying amount for the equity component of $78.0 million at both December 31, 2008, and June 30, 2009. The adjustment to the carrying value of the Convertible Notes was based on the calculated fair value of a similar debt instrument in August 2008 (at issuance) that does not have an associated equity component. The annual interest rate calculated for a similar debt instrument in August 2008 was 7.6%. The resulting discount is being amortized to interest expense over the remaining term of the convertible notes. At June 30, 2009, the carrying value of the Convertible Notes was $308.7 million. We recognized interest expense of $2.3 million in the second quarter and $4.7 million for the first six months of 2009 related to the stated 2.50% coupon, and we recognized non-cash interest expense of $3.4 million in the second quarter and $6.7 million for the first six months of 2009 for the amortization of the discount on the liability component.

Debt issuance costs of $7.5 million were capitalized and are being amortized to interest expense over the term of the Convertible Notes. Unamortized debt issuance costs were $6.1 million at June 30, 2009. Debt issuance costs of $1.9 million were related to the equity component and were recorded as a reduction of additional paid-in capital.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs: In July 2008, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $200 million of our common stock. As of June 30, 2009, $90.0 million was available for share repurchases under this plan.

Call Spread Transactions: In connection with the issuance of the Convertible Notes (see Note 3 – “Change in Method of Accounting for Convertible Notes”), we entered into separate convertible note hedge transactions and separate warrant transactions related to our common stock with Citigroup and Bank of America to reduce the potential dilution upon conversion of the Convertible Notes.

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

Also concurrent with the issuance of the Convertible Notes, we sold warrants (the “Warrants”) permitting the purchasers to acquire shares of our common stock. The Warrants are currently exercisable for 15.5 million shares of RadioShack common stock at a current exercise price of $36.60 per share. We received $39.9 million in proceeds for the sale of the Warrants. The Warrants may be settled at various dates beginning in November 2013 and ending in March 2014. The Warrants provide for net share settlement. In no event will we be required to deliver a number of shares in connection with the transaction in excess of twice the aggregate number of Warrants.

We determined that the Convertible Note Hedges and Warrants meet the requirements of Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock,” and other relevant literature and, therefore, are classified as equity transactions. As a result, we recorded the purchase of the Convertible Note Hedges as a reduction in additional paid-in capital and the proceeds of the Warrants as an increase to additional paid-in capital in the Consolidated Balance Sheets, and we will not recognize subsequent changes in the fair value of the agreements in the financial statements.

In accordance with SFAS 128, “Earnings Per Share,” the Warrants will have no impact on diluted net income per share until our common stock price exceeds the per share strike price of $36.60 for the Warrants. We will include the effect of additional shares that may be issued upon exercise of the Warrants using the treasury stock method. The Convertible Note Hedges are antidilutive and, therefore, will have no impact on diluted net income per share.

NOTE 5 – NET INCOME PER SHARE

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2009	2008	2009	2008

Numerator:
Net income	$48.8	$41.4	$91.9	$80.2

Denominator:
Weighted-average common shares outstanding	125.4	131.2	125.4	131.2
Dilutive effect of share-based awards	0.4	--	0.2	0.1
Weighted average shares for diluted net income per share	125.8	131.2	125.6	131.3

Basic and diluted net income per share	$0.39	$0.32	$0.73	$0.61

During the three and six month periods ended June 30, 2009, approximately 9.6 million options and 15.5 million warrants to purchase shares of our common stock were excluded from the calculation of diluted net income per share because the exercise prices exceeded the average market price of our common stock during the periods, and the effect of their inclusion would be antidilutive. Approximately 15.5 million shares that underlie our convertible debt instruments were also excluded from the calculation of diluted net income per share because the conversion price exceeded the average market price of our common stock during the periods, and the effect of their inclusion would be antidilutive. These securities could be dilutive in future periods.

During the three and six month periods ended June 30, 2008, approximately 10.2 million options to purchase shares of our common stock were excluded from the calculation of diluted net income per share because the exercise prices exceeded the average market price of our common stock during the periods, and the effect of their inclusion would be antidilutive.

NOTE 6 – COMPREHENSIVE INCOME

Comprehensive income for the three month periods ended June 30, 2009 and 2008, was $51.3 million and $41.2 million, respectively. Comprehensive income for the six month periods ended June 30, 2009 and 2008, was $94.4 million and $80.0 million, respectively. In addition to net income in 2009 and 2008, the other components of comprehensive income, all net of tax, were foreign currency translation adjustments and the amortization of a prior year gain on a cash flow hedge.

NOTE 7 – FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(In millions)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

As of June 30, 2009

Interest rate swaps	$4.8	--	$4.8	--

As of December 31, 2008

Interest rate swaps	$6.7	--	$6.7	--
Sirius XM Radio Inc. warrants	0.0	--	0.0	--

As of June 30, 2008

Interest rate swaps	$(1.4)	--	$(1.4)	--
Interest rate swaps	0.5	--	0.5	--
Sirius XM Radio Inc. warrants	0.3	--	0.3	--

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

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, short-term debt, accounts payable, accrued liabilities, and long-term debt. With the exception of long-term debt, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for long-term debt have been determined using recent trading activity. Carrying amounts and the related estimated fair value of our long-term debt are as follows:

	June 30, 2009		December 31, 2008
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$664.4	$706.6	$659.5	$653.4

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(In millions)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

Three Months Ended June 30, 2009

Long-lived assets held and used	$ 0.3	--	--	$ 0.3

For the quarter ended June 30, 2009, long-lived assets held and used in our U.S. RadioShack company-operated stores with a carrying value of $0.6 million were written down to their fair value of $0.3 million, resulting in an impairment charge of $0.3 million, which was included in earnings for the period. The inputs used to calculate the fair value of these long-lived assets included the projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets. For the quarter ended June 30, 2008, we recorded $0.6 million in impairment charges for long-lived assets held and used in our U.S. RadioShack company-operated stores and Sprint kiosks.

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

Interest Rate Swap Agreements

We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates. In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100 million and $50 million, respectively, and both with maturities in May 2011. These swaps effectively convert a portion of our long-term fixed rate debt to a variable rate. We entered into these agreements to balance our fixed versus floating rate debt portfolio to continue to take advantage of lower short-term interest rates. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive fixed rates ranging from 6.95% to 7.375%.

The swap agreements were designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. The gain or loss on these derivatives, as well as the offsetting loss or gain on the related debt, are recognized in current earnings.

We include the gain or loss on the related debt in the same line item – interest expense – as the offsetting loss or gain on the related interest rate swaps. The gains and losses were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
(In millions)	Loss on Swaps	Gain on Borrowings	Loss on Swaps	Gain on Borrowings

Interest expense	$1.5	$1.5	$1.9	$1.9

The periodic interest settlements, which occur at the same interval as the interest payments on the 2011 senior notes, are recorded as interest expense.

Fair Value of Derivative Instruments
(In millions)	Balance Sheet Location	June 30, 2009
Derivatives Designated as Hedging Instruments

Interest rate swap agreements	(1)	$4.8
Total derivatives		$4.8

(1)	Included in other assets, net

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation: On October 10, 2008, the Los Angeles County Superior Court granted RadioShack's Motion for Class Decertification in the class action lawsuit of Brookler v. RadioShack Corporation.  The action, which involves allegations that RadioShack violated California's wage and hour laws relating to meal periods, was originally certified as a class action on February 8, 2006.  RadioShack's Motion for Decertification of the class initially was denied on August 29, 2007.  However, after the California Appellate Court's favorable decision on similar facts in Brinker Restaurant Corporation v. Superior Court, RadioShack again sought class decertification.  The court granted RadioShack’s Motion for Class Decertification based on the California Appellate Court’s decision in Brinker, and the plaintiffs in Brookler have appealed this ruling.  Following the Brinker decision, the Brinker plaintiffs appealed the California Appellate Court’s decision in that case to the Supreme Court of California.  Due to the continuing unsettled nature of California state law regarding the standard of liability for meal period violations, RadioShack and the Brookler plaintiffs agreed to a stay with respect to the plaintiffs’ appeal of the class decertification ruling, pending the outcome of the appeal of the California Appellate court’s decision in Brinker.  However, the Brookler appellate court denied the parties’ agreed motion to stay and ordered the parties to file briefs in support of the agreed motion.  The outcome of this action is uncertain and the ultimate resolution of this matter could have a material adverse impact on RadioShack’s financial position, results of operations, and cash flows in the period in which any such effect is recorded; however, management believes the outcome of this case will not have such an impact.

On June 7, 2007, a purported class action lawsuit captioned, Richard Stuart v. RadioShack Corporation, et al, was filed against RadioShack in the U.S. District Court for the Northern District of California. This action alleges that RadioShack failed to properly reimburse employees in California for mileage expenses associated with the use of their personal vehicles to make transfers of merchandise between our stores.  The plaintiffs filed a Motion for Class Certification, and on February 9, 2009, the court granted the plaintiffs’ motion.  Trial is currently set for September 22, 2009.  The outcome of this action is uncertain and the ultimate resolution of this matter could have a material adverse impact on RadioShack’s financial position, results of operations, and cash flows in the period in which any such effect is recorded; however, management believes the outcome of this case will not have such an impact.

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

Assigned Lease Obligations: We have retail leases for locations that were assigned to other businesses. The majority of these lease obligations arose from leases assigned to CompUSA Inc. (“CompUSA”) as part of its purchase of our Computer City, Inc. subsidiary in August 1998.

Following an announcement by CompUSA in February 2007 of its intentions to close as many as 126 stores and an announcement in December 2007 that it had been acquired by Gordon Brothers Group, CompUSA's stores ceased operations in January 2008. We may be liable to pay rent on a portion of the leases that relate to the closed stores. To date, we have been named as a defendant in a total of 12 lawsuits from lessors seeking payment from us, three of which have been subsequently resolved.

Based on all available information pertaining to the status of these leases, and after applying the provisions set forth within SFAS No. 5, “Accounting for Contingencies,” and FIN 14, “Reasonable Estimation of a Loss – an Interpretation of SFAS No. 5,” the balance of our accrual was $9.0 million at December 31, 2008. We have continued to monitor this situation and have updated our accrual to reflect new information on outstanding litigation and settlements as more information becomes available. As of June 30, 2009, the accrual was $7.6 million.

NOTE 10 – SEGMENT REPORTING

We have two reportable segments, U.S. RadioShack company-operated stores and kiosks. The U.S. RadioShack company-operated store segment consists solely of our 4,450 U.S. company-operated retail stores, all operating under the RadioShack brand name. Kiosks consist of our network of 617 kiosks, primarily located in major shopping malls and Sam’s Club locations. Both of our reportable segments engage in the sale of consumer electronics products; however, our kiosks primarily offer wireless products and associated accessories. These reportable segments are managed separately due to our kiosks’ narrow product offerings and performance relative to size.

We evaluate the performance of each reportable segment based on operating income, which for management reporting purposes is defined as sales less cost of products sold and certain direct operating expenses, including labor and occupancy costs. Asset balances by reportable segment have not been included in the segment table below, as these are managed on a company-wide level and are not allocated to each segment for management reporting purposes.

Amounts in the other category reflect our business activities that are not separately reportable, which include our dealer network, e-commerce, third-party service centers, manufacturing and foreign operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008

Net sales and operating revenues:
U.S. RadioShack company-operated stores	$821.4	$861.3	$1,683.9	$1,678.7
Kiosks	63.4	65.5	125.7	134.7
Other (1)	80.9	68.1	158.2	130.5
	$965.7	$994.9	$1,967.8	$1,943.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008

Operating income:
U.S. RadioShack company-operated stores (2)	$152.3	$170.8	$318.1	$329.2
Kiosks	3.9	(0.3)	4.6	1.5
Other (1)	9.9	11.1	19.6	20.0
	166.1	181.6	342.3	350.7
Unallocated (2) (3) (4) (5)	(78.4)	(110.3)	(174.5)	(215.2)
Operating income	87.7	71.3	167.8	135.5

Interest income	1.5	3.4	3.0	7.0
Interest expense	(11.1)	(6.7)	(22.6)	(13.8)
Other loss	--	(0.6)	--	(2.1)
Income before income taxes	$78.1	$67.4	$148.2	$126.6

(1)	Net sales and operating revenues and operating income for the three and six month periods ended June 30, 2009, include the full consolidation of our Mexican subsidiary.
(2)
The unallocated category included in operating income relates to our overhead and corporate expenses that are not allocated to our operating segments for management reporting purposes. Unallocated costs include corporate departmental expenses such as labor and benefits, as well as advertising, insurance, distribution and information technology costs as well as certain unusual or infrequent gains or losses.

(3)	Amounts have been retrospectively adjusted to conform to current year presentations. Certain prior year inter-company amounts have been reallocated between the segment and the unallocated category.
(4)	Operating income for the three and six month periods ended June 30, 2008, includes a $5.1 million sales and use tax refund.
(5)	The three and six month periods ended June 30, 2008, include net charges aggregating $12.1 million associated with our amended lease for our corporate headquarters.

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

RESULTS OF OPERATIONS

Overview

Highlights related to the second quarter of 2009 include:

•
Net sales and operating revenues decreased $29.2 million, or 2.9%, to $965.7 million when compared with the same period last year. Comparable store sales decreased 4.0%. These decreases were driven primarily by sales declines in wireless accessories, digital-to-analog converter boxes, GPS products, music players and digital cameras. These sales declines were partially offset by increased sales of netbooks, television antennas, prepaid wireless handsets and airtime, digital televisions, and Voice over Internet Protocol (“VoIP”) products.

•
Gross margin decreased 110 basis points to 46.1% from the second quarter of 2008. This decrease was primarily driven by a change in our sales mix towards lower margin products such as digital televisions and netbooks.

•
Selling, general and administrative (“SG&A”) expense decreased $39.7 million to $335.7 million when compared with the same period last year. As a percentage of net sales and operating revenues, SG&A declined 290 basis points from the same period last year to 34.8% of net sales and operating revenues. This decrease was primarily driven by decreased advertising and compensation expense. In addition, the second quarter of 2008 included a net charge of $12.1 million associated with the amended lease for our corporate headquarters and a benefit of $5.1 million related to a sales and use tax settlement.

•	As a result of the factors above, operating income increased $16.4 million, or 23.0%, to $87.7 million when compared with the second quarter of 2008.

•	Net income increased $7.4 million, or 17.9%, to $48.8 million when compared with the second quarter of 2008. Net income per diluted share was $0.39 compared with $0.32 for the same period last year.

•	EBITDA increased $15.1 million, or 15.7%, to $111.0 million when compared with the second quarter of 2008.

EBITDA, a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation, amortization and other loss. The comparable financial measure to EBITDA under GAAP is net income. EBITDA is used by management to evaluate the operating performance of our business for comparable periods. EBITDA should not be used by investors or others as the sole basis for formulating investment decisions as it excludes a number of important items. We compensate for this limitation by using GAAP financial measures, as well, in managing our business. In the view of management, EBITDA is an important indicator of operating performance because EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs. The following table is a reconciliation of EBITDA to net income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
EBITDA	$111.0	$95.9	$215.2	$185.1

Interest expense, net of interest income	(9.6)	(3.3)	(19.6)	(6.8)
Provision for income taxes	(29.3)	(26.0)	(56.3)	(46.4)
Depreciation and amortization	(23.3)	(24.6)	(47.4)	(49.6)
Other loss	--	(0.6)	--	(2.1)
Net income	$48.8	$41.4	$91.9	$80.2

RadioShack Retail Outlets

The table below shows our retail locations allocated among U.S. and Mexico company-operated stores, kiosks, and dealer and other outlets at the following dates.

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2009	2009	2008	2008	2008
U.S. RadioShack company- operated stores	4,450	4,448	4,453	4,435	4,439
Kiosks (1) (2)	617	662	688	685	721
Mexico RadioShack company- operated stores	201	202	200	--	--
Dealer and other outlets (3)	1,372	1,384	1,411	1,407	1,444
Total number of retail locations	6,640	6,696	6,752	6,527	6,604

(1)
Kiosks, which include Sprint-branded and Sam’s Club kiosks, decreased by 45 locations, net of new kiosk openings, during the second quarter. This decrease in locations was partially due to the closure of underperforming Sprint kiosk locations. The remaining decrease was attributable to the assignment of certain kiosk locations to Sam’s Club control in accordance with the contract extension signed in February 2009. In June 2009, Sam’s Club notified us of their intent to exercise their right to assume operation of certain kiosk locations in September 2009. This could result in the transfer of up to approximately 25 kiosks to Sam’s Club.

(2)
In April 2009 we agreed with Sprint Nextel to cease our arrangement to jointly operate the 135 Sprint Nextel kiosks in operation at that date. This agreement allows us to operate these kiosks under the Sprint name for a reasonable period of time allowing us to transition the kiosks to our format.

(3)	Our dealer and other outlets decreased by 12 locations, net of new openings, during the second quarter. This decline was due to the closure of lower volume outlets.

Net Sales and Operating Revenues

Consolidated net sales and operating revenues allocated among our two operating segments and other sales are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008

U.S. RadioShack company-operated stores	$821.4	$861.3	$1,683.9	$1,678.7
Kiosks	63.4	65.5	125.7	134.7
Other (1)	80.9	68.1	158.2	130.5
Consolidated net sales and operating revenues	$965.7	$994.9	$1,967.8	$1,943.9

Consolidated net sales and operating revenues (decrease) increase	(2.9%)	6.4%	1.2%	0.9%
Comparable store sales(2) (decrease) increase	(4.0%)	6.9%	0.4%	1.3%

(1)	Net sales and operating revenues for the three and six month periods ended June 30, 2009, include the full consolidation of our Mexican subsidiary.
(2)	Comparable store sales include the sales of U.S. RadioShack company-operated stores and kiosks with more than 12 full months of recorded sales.

Consolidated net sales in the second quarter decreased 2.9%, or $29.2 million, to $965.7 million compared with $994.9 million in the same period last year. Consolidated net sales for the first six months of 2009 increased 1.2%, or $23.9 million, to $1,967.8 million compared with $1,943.9 million in the same period last year. Comparable store sales decreased 4.0% in the second quarter and increased 0.4% for the first six months of 2009.

U.S. RadioShack Company-Operated Stores Segment

Sales for the U.S. RadioShack company-operated store segment decreased $39.9 million, or 4.6%, in the second quarter and increased $5.2 million, or 0.3%, for the first six months of 2009 when compared with the same periods last year.

Sales in our wireless platform (includes postpaid and prepaid wireless handsets, commissions, residual income and communication devices such as scanners and GPS) decreased 1.5% for the second quarter and increased 1.2% for the first six months of 2009 when compared with the same periods last year. For the second quarter and the first six months of 2009, we recorded sales gains in our prepaid and postpaid wireless categories, which were offset by sales declines in GPS products.

Sales in our accessory platform (includes home entertainment, wireless, music, computer, video game and GPS accessories; media storage; power adapters; digital imaging products and headphones) decreased 9.2% for the second quarter and increased 3.4% for the first six months of 2009 when compared with the same periods last year. The decrease in the second quarter was driven by decreased sales of wireless accessories, digital-to-analog television converter boxes, music accessories, video game accessories and media storage, but was partially offset by increased sales of television antennas. The sales increase for the first six months of 2009 was primarily driven by the sales gain in converter boxes in the first quarter and increased sales of television antennas, but was partially offset by decreased sales in the same product categories that negatively impacted the second quarter. Sales of converter boxes were approximately $50 million for the second quarter and approximately $120 million for the first six months of 2009. The sales of converter boxes are a result of the transition of full-power television broadcast signals in the United States from broadcasting in analog format to broadcasting only in digital format. This transition took place in the second quarter of 2009, and we expect a decrease in the sales of these units in the second half of the year.

Sales in our modern home platform (includes residential telephones, VoIP products, home audio and video end-products, direct-to-home (“DTH”) satellite systems, and computers) increased 15.0% for the second quarter and increased 18.4% for the first six months of 2009 when compared with the same periods last year. These increases were driven primarily by increased sales of netbooks, digital televisions, and VoIP products, but were partially offset by decreased sales in cordless telephones, audio systems, portable DVD players, and flash drives.

Sales in our personal electronics platform (includes digital cameras, digital music players, toys, satellite radios, video gaming hardware, camcorders, general radios, and wellness products) decreased 26.1% for the second quarter and decreased 27.7% for the first six months of 2009 when compared with the same periods last year. These decreases were driven primarily by decreased sales in digital music players and digital cameras.

Sales in our power platform (includes general and special purpose batteries and battery chargers) decreased 6.9% for the second quarter and decreased 4.7% for the first six months of 2009 when compared with the same periods last year. These decreases were primarily driven by decreased sales of both general and special purpose batteries.

Sales in our technical platform (includes wire and cable, connectivity products, components and tools, as well as hobby and robotic products) decreased 0.7% for the second quarter and were flat for the first six months of 2009 when compared with the same periods last year. We recorded gains in sales of wire and cable for both periods, which were substantially offset by decreased sales across other product categories.

Sales in our service platform (includes prepaid wireless airtime, extended service plans and bill payment revenue) increased 15.9% for the second quarter and increased 13.0% for the first six months of 2009 when compared with the same periods last year. These increases were primarily driven by increased sales of prepaid wireless airtime and extended service plans.

Kiosks Segment

Kiosk sales consist primarily of handset sales, postpaid and prepaid commission revenue and related wireless accessory sales. Kiosk sales decreased $2.1 million, or 3.2%, in the second quarter and decreased $9.0 million, or 6.7%, for the first six months of 2009 when compared with the same periods last year. These decreases in kiosk sales are primarily attributable to the reduced number of kiosk locations in both periods. This decrease in locations was partially due to the closure of underperforming Sprint kiosk locations. The remaining decrease was attributable to the assignment of certain kiosk locations to Sam’s Club control in accordance with the contract extension signed in February 2009. In June 2009, Sam’s Club notified us of their intent to exercise their right to assume operation of certain kiosk locations in September 2009. This could result in the transfer of up to approximately 25 kiosks to Sam’s Club. In April 2009 we agreed with Sprint Nextel to cease our arrangement to jointly operate the 135 Sprint Nextel kiosks in operation at that date. This agreement allows us to operate these kiosks under the Sprint name for a reasonable period of time allowing us to transition the kiosks to our format.

Other Sales

Other sales include sales to our independent dealers, outside sales through our service centers, sales generated by our www.radioshack.com Web site, sales generated by our Mexican subsidiary, sales to commercial customers, and outside sales of our global sourcing operations and manufacturing. Other sales increased $12.8 million, or 18.8%, in the second quarter and increased $27.7 million, or 21.2%, for the first six months of 2009 when compared with the same periods last year. These increases in other sales are primarily attributable to the full consolidation of our Mexican subsidiary for the first six months of 2009, but were partially offset by decreased sales to our independent dealers.

Gross Profit

Consolidated gross profit and gross margin are as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008

Gross profit	$444.8	$469.4	$912.4	$919.0
Gross margin	46.1%	47.2%	46.4%	47.3%
Gross profit (decrease) increase	(5.2%)	3.9%	(0.7%)	(2.9%)

Consolidated gross profit and gross margin for the second quarter were $444.8 million and 46.1%, respectively, compared with $469.4 million and 47.2% in the second quarter of last year. This resulted in a 5.2% decrease in gross profit dollars year over year, primarily due to decreased sales and a decrease in our gross margin. Consolidated gross profit and gross margin for the first six months of 2009 were $912.4 million and 46.4%, respectively, compared with $919.0 million and 47.3% in the same period last year. This resulted in a 0.7% decrease in gross profit dollars year over year, primarily due to a decrease on our gross margin.

Our gross margin decreased 110 basis points for the second quarter and 90 basis points for the first six months of 2009, when compared with the same periods last year. These decreases were primarily driven by a change in our sales mix towards lower margin products such as digital televisions and netbooks.

Selling, General and Administrative Expense

Consolidated SG&A expense is as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008

SG&A	$335.7	$375.4	$701.5	$737.8
% of net sales and operating revenues	34.8%	37.7%	35.6%	38.0%
SG&A (decrease) increase	(10.6%)	4.3%	(4.9%)	(2.1%)

Consolidated SG&A expense decreased 10.6%, or $39.7, million for the second quarter and decreased 4.9%, or $36.3 million, for the first six months of 2009 when compared with the same periods last year. This represents 290 and 240 basis point decreases as a percentage of net sales and operating revenues, respectively, for each period.

The decreases in SG&A for the second quarter and for the first six months of 2009 were primarily due to decreased advertising expense. Compensation expense for the second quarter was also less than the same period last year, but compensation expense for the first six months of 2009 was more than the same period in 2008. In addition, SG&A expense for the second quarter and for the first six months of 2008 included a net charge of $12.1 million associated with the amended lease for our corporate headquarters and a benefit of $5.1 million related to a sales and use tax settlement.

Depreciation and Amortization

Consolidated depreciation and amortization was $23.3 million for the second quarter and $47.4 million for the first six months of 2009 compared with $24.6 million and $49.6 million, respectively, in the same periods last year. Of these amounts, depreciation and amortization classified as cost of products sold on the consolidated statements of income includes $2.2 million for the second quarter and $4.8 million for the first six months of 2009 compared with $2.5 million and $5.1 million, respectively, in the same periods last year.

Net Interest Expense

Consolidated net interest expense, which is interest expense net of interest income, was $9.6 million for the second quarter and $19.6 million for the first six months of 2009 compared with $3.3 million and $6.8 million, respectively, for the same periods last year.

Reported interest expense increased $4.4 million in the second quarter and increased $8.8 million for the first six months of 2009 when compared with the same periods last year. These increases were primarily due to additional debt outstanding in 2009 in the form of our convertible notes and interest recorded in accordance with FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion.” See Note 3 – “Change in Method of Accounting for Convertible Notes” in Notes to Consolidated Financial Statements of this Form 10-Q for additional information. Due to this accounting change, we recognized non-cash interest expense of $3.4 million in the second quarter and $6.7 million for the first six months of 2009. We expect to recognize approximately $14 million in non-cash interest expense for the full year ended December 31, 2009. The increases to interest expense were partially offset by increased payments received on our interest rate swap contracts in 2009.

Interest income decreased $1.9 million in the second quarter and decreased $4.0 million for the first six months of 2009 when compared with the same periods last year. These decreases were due to a lower interest rate environment in the current periods, but were partially offset by larger average cash balances in 2009.

Income Tax Provision

The income tax provision for each quarterly period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are reported in the quarterly period in which they occur. Our effective tax rate was 37.5% for the second quarter and 38.0% for the first six months of 2009 compared with 38.6% and 36.7%, respectively, for the same periods last year.

The effective tax rate for the second quarter and the first six months of 2009 was impacted by the recognition of previously unrecognized tax benefits due to the effective settlement of state income tax matters during the period. This discrete item lowered the effective tax rate by 3.0% and 1.6% for the second quarter and the first six months of 2009, respectively. These decreases to the effective tax rate were partially offset by other smaller discrete items.

The effective tax rate for the first six months of 2008 was impacted by the execution of a closing agreement with respect to a Puerto Rico income tax issue during the period, which resulted in a credit to income tax expense as a discrete item. This discrete item lowered the effective tax rate by 2.3% in the first six months of 2008.

Recently Issued Accounting Pronouncements

Refer to Note 2 – “Recently Issued Accounting Pronouncements” and Note 3 – “Change in Method of Accounting for Convertible Notes” in Notes to Consolidated Financial Statements of this Form 10-Q for information regarding recently issued accounting pronouncements that may impact our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Cash provided by operating activities for the first six months of 2009 was $143.4 million compared with $121.1 million for the same period last year. Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and working capital components. Cash provided by net income plus non-cash adjustments to net income was $160.0 million and $149.3 million for the first six months of 2009 and 2008, respectively. Cash used in working capital components for the first six months of 2009 was $16.6 million compared with $28.2 million in the same period last year.

Cash used in investing activities was $43.8 million for the first six months of 2009 compared with $24.1 million for the same period last year. This increase was primarily driven by increased capital spending in 2009.  Capital expenditures for these periods related primarily to U.S. RadioShack company-operated stores and information systems projects. We anticipate that our capital expenditure requirements for 2009 will range from $75 million to $100 million. U.S. RadioShack company-operated store remodels and relocations, as well as information systems projects, will account for the majority of our anticipated 2009 capital expenditures. Cash and cash equivalents and cash generated from operating activities will be used to fund future capital expenditure needs.

Free Cash Flow

Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $99.5 million for the first six months of 2009 compared with $95.7 million during the same period last year. This increase in 2009 was primarily driven by our increase in net cash provided by operating activities, but was partially offset by increased capital spending.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments, or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which provided $143.4 million for the first six months of 2009 compared with $121.1 million for the same period last year. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of net cash provided by operating activities to free cash flow:

	Six Months Ended		Year Ended
	June 30,		December 31,
(In millions)	2009	2008	2008

Net cash provided by operating activities	$143.4	$121.1	$274.6
Less:
Additions to property, plant and equipment	43.9	25.4	85.6
Dividends paid	--	--	31.3
Free cash flow	$99.5	$95.7	$157.7

Share Repurchases

In July 2008, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $200 million of our common stock. As of June 30, 2009, $90.0 million was available for share repurchases under this plan.

Debt Ratings

Our credit ratings and outlooks at July 14, 2009, are summarized below and are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the calendar year ended December 31, 2008:

Rating Agency	Rating	Outlook
Standard and Poor’s	BB	Stable
Moody's	Ba1	Stable
Fitch	BB	Negative

Capital Resources

As of June 30, 2009, we had $930.8 million in cash and cash equivalents for our funding needs. Additionally, we have a bank credit facility of $325 million. As of June 30, 2009, we had $291.3 million available under this credit facility. We are still experiencing an unfavorable economic environment; however, we continue to believe that our cash flows from operations and available cash and cash equivalents will adequately fund our operations and our capital expenditures.  Additionally, our revolving credit facility is available for additional working capital needs or investment opportunities.

Capitalization

The following table sets forth information about our capitalization at the dates indicated.

	June 30,		December 31,		June 30,
	2009		2008		2008
(In millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent

Current debt	$55.7	3.3%	$39.3	2.5%	$32.3	2.6%
Long-term debt	664.4	39.5	659.5	42.3	349.0	28.2
Total debt	720.1	42.8	698.8	44.8	381.3	30.8
Stockholders’ equity	961.7	57.2	860.8	55.2	856.6	69.2
Total capitalization	$1,681.8	100.0%	$1,559.6	100.0%	$1,237.9	100.0%

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At June 30, 2009, the only derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks were interest rate swaps designated as fair value hedges of a portion of our long-term debt. We do not use derivatives for speculative purposes.  Refer to Note 8 - "Derivative Financial Instruments" in Notes to Consolidated Financial Statements of this Form 10-Q for additional information.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net investment position at June 30, 2009, of $622.9 million, consisting of fluctuating short-term investments of $772.9 million and offset by $150 million of indebtedness which, because of our interest rate swaps, effectively bears interest at short-term floating rates. A hypothetical increase or decrease of 100 basis points in the interest rate applicable to this floating-rate net exposure would result in a change in annual net interest expense of $6.2 million. This hypothesis assumes no change in the principal or investment balance.

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

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
April 1 – 30, 2009	--		$--	--	$90,042,027
May 1 – 31, 2009	588	(3)	$12.62	--	$90,042,027
June 1 – 30, 2009	--		$--	--	$90,042,027
Total	588			--

(1)
RadioShack announced a $200 million share repurchase program on July 24, 2008, which has no stated expiration date. As of June 30, 2009, $90.0 million was available for share repurchases under this plan.

(2)	During the period covered by this table, no publicly announced plan or program expired or was terminated, and no determination was made by RadioShack to suspend or cancel purchases under our program.
(3)	Shares acquired by RadioShack upon vesting of restricted stock awards for tax withholdings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders on May 21, 2009.

At the meeting, stockholders elected the seven directors listed below to serve for the ensuing year. Out of the 125,599,818 eligible votes, 110,450,889 votes were cast at the meeting either by proxies solicited in accordance with Regulation 14A under the Exchange Act, or by security holders voting in person.

NAME OF DIRECTOR	FOR	AGAINST	ABSTAIN

Frank J. Belatti	105,492,544	4,529,309	429,035
Julian C. Day	104,083,092	6,106,204	261,592
Daniel R. Feehan	106,260,613	3,770,320	419,955
H. Eugene Lockhart	104,907,709	5,165,930	377,250
Jack L. Messman	104,464,260	5,612,414	374,214
Thomas G. Plaskett	102,679,970	7,395,185	375,733
Edwina D. Woodbury	105,165,610	4,914,299	370,980

The stockholders also voted on three additional items at the meeting. The following table shows the vote tabulation for the shares represented at the meeting:

PROPOSAL	FOR	AGAINST	ABSTAIN

Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for 2009	107,341,883	2,997,825	111,180
Adoption of the 2009 RadioShack Corporation Annual and Long-Term Incentive Compensation Plan	100,709,214	8,520,093	901,641
Adoption of the RadioShack Corporation 2009 Incentive Stock Plan	81,278,633	19,661,691	731,935

ITEM 6.  EXHIBITS.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 27, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RadioShack Corporation
(Registrant)

Date: July 27, 2009	By:	/s/	Martin O. Moad
Martin O. Moad
Vice President and
Corporate Controller
(Authorized Officer)

Date: July 27, 2009	By:	/s/	James F. Gooch
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

10.1	2009 RadioShack Corporation Annual & Long-Term Incentive Compensation Plan (filed as Appendix A to RadioShack’s proxy statement filed on April 17, 2009 and incorporated herein by reference).
10.2	RadioShack Corporation 2009 Incentive Stock Plan (filed as Appendix B to RadioShack’s proxy statement filed on April 17, 2009 and incorporated herein by reference).
10.3	RadioShack Corporation 2009 Incentive Stock Plan – Form of Stock Option Agreement.
31(a)*	Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.
31(b)*	Rule 13a-14(a) Certification of the Chief Financial Officer of RadioShack Corporation.
32**	Section 1350 Certifications.

____________________________

*	Filed with this report
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