Form 10-Q
period 2009-09-30
RADIOSHACK CORP
filed 2009-10-26
CIK 96289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on October 15, 2009 was 125,194,410.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2009	2008	2009	2008

Net sales and operating revenues	$990.0	$1,021.9	$2,957.8	$2,965.8
Cost of products sold (includes depreciation amounts of $2.4 million, $3.0 million, $7.2 million, and $8.1 million, respectively)	518.9	544.5	1,574.3	1,569.4
Gross profit	471.1	477.4	1,383.5	1,396.4

Operating expenses:
Selling, general and administrative	380.7	370.4	1,082.2	1,108.2
Depreciation and amortization	20.5	21.5	63.1	66.0
Impairment of long-lived assets	0.5	0.6	1.0	1.8
Total operating expenses	401.7	392.5	1,146.3	1,176.0

Operating income	69.4	84.9	237.2	220.4

Interest income	0.9	3.9	3.9	10.9
Interest expense	(11.2)	(9.3)	(33.8)	(23.1)
Other loss	(1.6)	(0.1)	(1.6)	(2.2)

Income before income taxes	57.5	79.4	205.7	206.0
Income tax expense	20.1	30.3	76.4	76.7

Net income	$37.4	$49.1	$129.3	$129.3

Net income per share:

Basic and diluted	$0.30	$0.38	$1.03	$0.99

Shares used in computing net income per share:

Basic	125.5	128.4	125.4	130.3

Diluted	126.3	128.8	125.8	130.4

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,	September 30,
(In millions, except for share amounts)	2009	2008	2008
Assets
Current assets:
Cash and cash equivalents	$856.7	$814.8	$824.1
Accounts and notes receivable, net	228.7	241.9	192.1
Inventories	737.4	636.3	681.2
Other current assets	100.2	98.6	116.4
Total current assets	1,923.0	1,791.6	1,813.8

Property, plant and equipment, net	286.5	306.4	278.6
Other assets, net	137.6	156.0	122.2
Total assets	$2,347.1	$2,254.0	$2,214.6

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$62.8	$39.3	$35.9
Accounts payable	283.6	206.4	248.2
Accrued expenses and other current liabilities	290.0	367.3	330.8
Income taxes payable	4.5	24.2	20.0
Total current liabilities	640.9	637.2	634.9

Long-term debt	624.9	659.5	649.8
Other non-current liabilities	81.3	96.5	99.1
Total liabilities	1,347.1	1,393.2	1,383.8

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 191,033,000 shares issued	191.0	191.0	191.0
Additional paid-in capital	159.3	152.5	150.2
Retained earnings	2,279.5	2,150.2	2,121.4
Treasury stock, at cost; 65,838,000, 65,950,000 and 65,961,000 shares, respectively	(1,622.9)	(1,625.9)	(1,626.3)
Accumulated other comprehensive loss	(6.9)	(7.0)	(5.5)
Total stockholders’ equity	1,000.0	860.8	830.8
Total liabilities and stockholders’ equity	$2,347.1	$2,254.0	$2,214.6

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2009	2008
Cash flows from operating activities:
Net income	$129.3	$129.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70.3	74.1
Amortization of discount on convertible notes	10.2	1.9
Impairment of long-lived assets	1.0	1.8
Stock option compensation	7.0	7.9
Net change in liability for unrecognized tax benefits	(4.9)	3.7
Deferred income taxes	13.3	0.6
Other non-cash items	6.8	10.1
Provision for credit losses and bad debts	0.2	0.4
Changes in operating assets and liabilities:
Accounts and notes receivable	14.0	64.7
Inventories	(89.1)	8.3
Other current assets	1.8	(8.5)
Accounts payable, accrued expenses, income taxes payable and other	(36.3)	(119.0)
Net cash provided by operating activities	123.6	175.3

Cash flows from investing activities:
Additions to property, plant and equipment	(62.1)	(45.0)
Proceeds from sale of property, plant and equipment	0.2	0.5
Other investing activities	--	1.0
Net cash used in investing activities	(61.9)	(43.5)

Cash flows from financing activities:
Changes in short-term borrowings and outstanding checks in excess of cash balances, net	23.4	(20.2)
Repayments of borrowings	(43.2)	(5.0)
Purchases of treasury stock	--	(111.4)
Issuance of convertible notes	--	375.0
Convertible notes issuance costs	--	(9.4)
Purchase of convertible notes hedges	--	(86.3)
Sale of common stock warrants	--	39.9
Net cash (used in) provided by financing activities	(19.8)	182.6

Net increase in cash and cash equivalents	41.9	314.4
Cash and cash equivalents, beginning of period	814.8	509.7
Cash and cash equivalents, end of period	$856.7	$824.1

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Throughout this report, the terms “our,” “we,” “us,” “Company,” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We prepared the accompanying unaudited interim consolidated financial statements, which include the accounts of RadioShack Corporation and all majority-owned domestic and foreign subsidiaries, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three and nine month periods ended September 30, 2009 and 2008, do not necessarily indicate the results you might expect for the full year. We have evaluated subsequent events for recognition or disclosure through October 26, 2009, which was the date we filed this Form 10-Q with the SEC. For further information, refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted this new guidance on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of this new guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions on January 1, 2009. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance related to the accounting for business combinations and related disclosures. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. The guidance also establishes expanded disclosure requirements for business combinations. The guidance was effective for us on January 1, 2009, and we will apply this new guidance prospectively to all business combinations subsequent to the effective date.

In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. This guidance is effective for fiscal years beginning after December 15, 2008. We adopted this guidance on January 1, 2009, and it had no material impact on our consolidated financial statements.

In March 2008, the FASB issued new accounting guidance related to disclosures about derivative instruments and hedging activities. This guidance amends and expands disclosure requirements to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. This guidance is effective for fiscal years beginning after November 15, 2008. We adopted this guidance on January 1, 2009, and have applied its requirements on a prospective basis. Accordingly, disclosures related to periods prior to the date of adoption have not been presented. See Note 9 - “Derivative Financial Instruments” for these new disclosures.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. We adopted this guidance upon its issuance, and it had no material impact on our consolidated financial statements. See Note 8 - “Fair Value Measurements” for these disclosures.

In June 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. We adopted this guidance upon its issuance and it had no material impact on our consolidated financial statements. See Note 1 - “Basis of Presentation” for this new disclosure.

In June 2009, the FASB issued new accounting guidance related to the accounting and disclosures for transfers of financial assets. This guidance will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This guidance became effective for us on October 1, 2009. We adopted this guidance on October 1, 2009, and it had no material impact on our consolidated financial statements.

NOTE 3 – CHANGE IN METHOD OF ACCOUNTING FOR CONVERTIBLE NOTES

In May 2008, the FASB issued new accounting guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion. This guidance requires us to account separately for the liability and equity components of our convertible notes in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance requires bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. The guidance requires retrospective application to all periods presented and is effective for fiscal years beginning after December 15, 2008.

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

Each $1,000 of principal of the Convertible Notes is initially convertible, under certain circumstances, into 41.2414 shares of our common stock (or a total of approximately 15.5 million shares), which is the equivalent of $24.25 per share, subject to adjustment upon the occurrence of specified events set forth under terms of the Convertible Notes. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, (the “excess conversion value”) may be paid in cash or in stock, at our option. Holders may convert their Convertible Notes into common stock on the net settlement basis described above at any time from May 1, 2013, until the close of business on July 29, 2013, or if, and only if, one of the following conditions occurs:

•
During any calendar quarter, and only during such calendar quarter, in which the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter exceeds 130% of the conversion price per share of common stock in effect on the last day of such preceding calendar quarter

•
During the five consecutive business days immediately after any 10 consecutive trading day period in which the average trading price per $1,000 principal amount of Convertible Notes was less than 98% of the product of the closing price of the common stock on such date and the conversion rate on such date

•	We make specified distributions to holders of our common stock or specified corporate transactions occur

Holders who convert their Convertible Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or delisting, the holders of the Convertible Notes may require us to repurchase for cash all or any portion of their Convertible Notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any. As of September 30, 2009, none of the conditions allowing holders of the Convertible Notes to convert or requiring us to repurchase the Convertible Notes had been met.

In connection with the issuance of the Convertible Notes, we entered into separate convertible note hedge transactions and separate warrant transactions with respect to our common stock to reduce the potential dilution upon conversion of the Convertible Notes (collectively referred to as the “Call Spread Transactions”). The convertible note hedges and warrants will generally have the effect of increasing the economic conversion price of the Convertible Notes to $36.60 per share of our common stock, representing a 100% conversion premium based on the closing price of our common stock on August 12, 2008. See Note 5 - “Stockholders’ Equity” for more information on the Call Spread Transactions.

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

Application of the FASB’s New Accounting Guidance: On January 1, 2009, as a result of adopting the new accounting guidance, we recorded an adjustment to reduce the carrying value of our Convertible Notes by $73.0 million. The adoption resulted in a carrying amount for the Convertible Notes of $302.0 million and $298.9 million at December 31, 2008, and September 30, 2008, respectively. The carrying amount for the equity component was $78.0 million for all periods presented. The adjustment to the carrying value of the Convertible Notes was based on the calculated fair value of a similar debt instrument in August 2008 (at issuance) that does not have an associated equity component. The annual interest rate calculated for a similar debt instrument in August 2008 was 7.6%. The resulting discount is being amortized to interest expense over the remaining term of the convertible notes. At September 30, 2009, the carrying value of the Convertible Notes was $312.2 million. We recognized interest expense of $2.3 million in the third quarter and $7.0 million for the first nine months of 2009 related to the stated 2.50% coupon, compared with $1.1 million for each of the same periods last year. We recognized non-cash interest expense of $3.5 million in the third quarter and $10.2 million for the first nine months of 2009 for the amortization of the discount on the liability component, compared with $1.9 million for each of the same periods last year.

Debt issuance costs of $7.5 million were capitalized and are being amortized to interest expense over the term of the Convertible Notes. Unamortized debt issuance costs were $5.7 million at September 30, 2009. Debt issuance costs of $1.9 million were related to the equity component and were recorded as a reduction of additional paid-in capital.

For federal income tax purposes, the issuance of the Convertible Notes and the purchase of the convertible note hedges are treated as a single transaction whereby we are considered to have issued debt with an original issue discount. The amortization of this discount in future periods is deductible for tax purposes. Therefore, upon issuance of the debt, we recorded an adjustment to increase our deferred tax assets (included in other assets, net) and additional paid-in capital for these future tax deductions. Upon adoption of the new accounting guidance in the first quarter of 2009, this adjustment was reduced by $27.8 million because our recorded interest expense for book purposes more closely aligns with federal tax treatment.

The following table details the application of the FASB’s new accounting guidance on previously reported results:
(In millions, except per share amounts)	As Adjusted	As Previously Reported

For the Three Months Ended September 30, 2008

Depreciation and amortization	$21.5	$21.6
Interest expense	9.3	7.4
Income tax expense	30.3	31.0
Net income	49.1	50.2
Basic and diluted net income per share	$0.38	$0.39

For the Nine Months Ended September 30, 2008

Depreciation and amortization	$66.0	$66.1
Interest expense	23.1	21.2
Income tax expense	76.7	77.4
Net income	129.3	130.4
Basic and diluted net income per share	$0.99	$1.00

As of September 30, 2008

Other current assets	$116.4	$116.8
Other assets, net	122.2	153.2
Income taxes payable	20.0	20.7
Long-term debt	649.8	725.9
Additional paid-in capital	150.2	103.7
Retained earnings	2,121.4	2,122.5

As of December 31, 2008

Other current assets	$98.6	$99.0
Other assets, net	156.0	185.1
Long-term debt	659.5	732.5
Additional paid-in capital	152.5	106.0
Retained earnings	2,150.2	2,153.2

NOTE 4 – LONG TERM DEBT

In September 2009, we completed a tender offer to purchase for cash any and all of our 7.375% notes due 2011 (the “2011 Notes”). Upon expiration of the offer, $43.2 million of the aggregate outstanding principal amount of the 2011 Notes was validly tendered and accepted. At December 31, 2008, the 2011 Notes had an outstanding balance of $350 million and an original maturity of May 15, 2011. We paid a total of $46.6 million, which consisted of the purchase price of $45.4 million for the tendered 2011 Notes plus $1.2 million in accrued and unpaid interest, to the holders of the tendered 2011 Notes. We incurred $0.2 million in expenses and adjusted the carrying value of the tendered notes by an incremental $0.8 million to reflect a proportionate write-off of the balance associated with our fair value hedge included in long-term debt. This transaction resulted in a loss of $1.6 million classified as other loss on our consolidated statements of income.

NOTE 5 – STOCKHOLDERS’ EQUITY

Share Repurchase Programs: On August 20, 2009, our Board of Directors announced a $200 million increase in the dollar amount of our common stock that the company is authorized to purchase under a previously approved share repurchase program. As of September 30, 2009, $290 million of the total authorized amount was available for share repurchases under this plan. No shares have been repurchased under this plan in 2009.

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

We determined that the Convertible Note Hedges and Warrants meet the requirements of the FASB’s accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock and other relevant guidance and, therefore, are classified as equity transactions. As a result, we recorded the purchase of the Convertible Note Hedges as a reduction in additional paid-in capital and the proceeds of the Warrants as an increase to additional paid-in capital in the Consolidated Balance Sheets, and we will not recognize subsequent changes in the fair value of the agreements in the financial statements.

In accordance with the FASB’s accounting guidance in calculating earnings per share, the Warrants will have no impact on diluted net income per share until our common stock price exceeds the per share strike price of $36.60 for the Warrants. We will include the effect of additional shares that may be issued upon exercise of the Warrants using the treasury stock method. The Convertible Note Hedges are antidilutive and, therefore, will have no impact on diluted net income per share.

NOTE 6 – NET INCOME PER SHARE

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2009	2008	2009	2008

Numerator:
Net income	$37.4	$49.1	$129.3	$129.3

Denominator:
Weighted-average common shares outstanding	125.5	128.4	125.4	130.3
Dilutive effect of share-based awards	0.8	0.4	0.4	0.1
Weighted average shares for diluted net income per share	126.3	128.8	125.8	130.4

Basic and diluted net income per share	$0.30	$0.38	$1.03	$0.99

During the three and nine month periods ended September 30, 2009, approximately 5.0 million and 9.1 million options to purchase shares of our common stock, respectively, were excluded from the calculation of diluted net income per share because the exercise prices exceeded the average market price of our common stock during the periods, and the effect of their inclusion would be antidilutive. During the three and nine month periods ended September 30, 2008, approximately 9.9 million options to purchase shares of our common stock were excluded from the calculation of diluted net income per share for the same reasons.

For all periods presented, 15.5 million warrants to purchase shares of our common stock were excluded from the calculation of diluted net income per share because the exercise prices exceeded the average market price of our common stock during the periods, and the effect of their inclusion would be antidilutive. Also, approximately 15.5 million shares that underlie our convertible debt instruments were excluded from the calculation of diluted net income per share for all periods presented because the conversion price exceeded the average market price of our common stock during the periods, and the effect of their inclusion would be antidilutive. These securities could be dilutive in future periods.

NOTE 7 – COMPREHENSIVE INCOME

Comprehensive income for the three and nine month periods ended September 30, 2009, was $35.0 million and $129.4 million, respectively, compared with $49.1 million and $129.1 million, respectively, for the same periods last year. In addition to net income, the other components of comprehensive income, all net of tax, were foreign currency translation adjustments and the amortization of a prior year gain on a cash flow hedge.

NOTE 8 – FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(In millions)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

As of September 30, 2009

Interest rate swaps	$5.9	--	$5.9	--

As of December 31, 2008

Interest rate swaps	$6.7	--	$6.7	--
Sirius XM Radio Inc. warrants	0.0	--	0.0	--

As of September 30, 2008

Interest rate swaps	$0.6	--	$0.6	--
Interest rate swaps	(0.6)	--	(0.6)	--
Sirius XM Radio Inc. warrants	0.2	--	0.2	--

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

Carrying amounts and the related estimated fair value of our long-term debt are as follows:

	September 30, 2009		December 31, 2008
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$624.9	$698.8	$659.5	$653.4

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(In millions)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

Three Months Ended September 30, 2009

Long-lived assets held and used	$ 0.4	--	--	$ 0.4

For the quarter ended September 30, 2009, long-lived assets held and used in our U.S. RadioShack company-operated stores with a carrying value of $0.9 million were written down to their fair value of $0.4 million, resulting in an impairment charge of $0.5 million, which was included in earnings for the period. The inputs used to calculate the fair value of these long-lived assets included the projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets. For the quarter ended September 30, 2008, we recorded $0.6 million in impairment charges for long-lived assets held and used in our U.S. RadioShack company-operated stores and kiosks.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the FASB’s accounting guidance on the accounting for derivative instruments and hedging activities. We do not hold or issue derivative financial instruments for trading or speculative purposes. To qualify for hedge accounting, derivatives must meet defined correlation and effectiveness criteria, be designated as a hedge and result in cash flows and financial statement effects that substantially offset those of the position being hedged.

By using these derivative instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties and do not anticipate significant losses due to our counterparties’ nonperformance. Market risk is the adverse effect on the value of a financial instrument that results from a change in the rate or value of the underlying item being hedged. We minimize this market risk by establishing and monitoring internal controls over our hedging activities, which include policies and procedures that limit the types and degree of market risk that may be undertaken.

Interest Rate Swap Agreements

We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates. In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100 million and $50 million, respectively, and both with maturities in May 2011. These swaps effectively convert a portion of our long-term fixed rate debt to a variable rate. We entered into these agreements to balance our fixed versus floating rate debt portfolio to continue to take advantage of lower short-term interest rates. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive fixed rates of 7.375%.

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

We include the gain or loss on the related debt in the same line item – interest expense – as the offsetting loss or gain on the related interest rate swaps. The gains and losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
(In millions)	Gain on Swaps	Loss on Borrowings	Loss on Swaps	Gain on Borrowings

Interest expense	$1.1	$1.1	$0.8	$0.8

The periodic interest settlements, which occur at the same interval as the interest payments on the 2011 Notes, are recorded as interest expense.

In September 2009, we repurchased $43.2 million of our 7.375% unsecured notes due in 2011. These notes were hedged by our interest rate swaps. Upon repurchase of a portion of these notes, our fair value hedging relationship no longer qualified for short-cut method hedge accounting. Accordingly, subsequent to the debt repurchase, we have discontinued the hedge accounting treatment associated with these derivative instruments.

Fair Value of Derivative Instruments
(In millions)	Balance Sheet Location	Sept. 30, 2009
Derivatives Not Designated as Hedging Instruments

Interest rate swap agreements (1)	(2)	$5.9
Total derivatives		$5.9

(1)	These interest rate swaps serve as economic hedges on our 2011 Notes
(2)	Included in other assets, net

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation: On October 10, 2008, the Los Angeles County Superior Court granted RadioShack's second Motion for Class Decertification in the class action lawsuit of Brookler v. RadioShack Corporation. Plaintiffs’ claims that RadioShack violated California's wage and hour laws relating to meal periods was originally certified as a class action on February 8, 2006. RadioShack's first Motion for Decertification of the class initially was denied on August 29, 2007. However, after the California Appellate Court's favorable decision on similar facts in Brinker Restaurant Corporation v. Superior Court, RadioShack again sought class decertification. Based on the California Appellate Court’s decision in Brinker, the court granted RadioShack’s second Motion. The plaintiffs in Brookler have appealed this ruling. Due to the unsettled nature of California state law regarding the standard of liability for meal period violations, RadioShack and the Brookler plaintiffs were both willing to agree to a stay with respect to the plaintiffs’ appeal of the class decertification ruling, pending the outcome of the appeal of the California Appellate court’s decision in Brinker. However, the Brookler appellate court denied the parties’ agreed motion to stay, and ordered the parties to file briefs in support of the agreed motion. The outcome of this action is uncertain and the ultimate resolution of this matter could have a material adverse impact on RadioShack’s financial position, results of operations, and cash flows in the period in which any such effect is recorded; however, management believes the outcome of this case will not have such an impact.

On June 7, 2007, a purported class action lawsuit, Richard Stuart v. RadioShack Corporation, et al, was filed against RadioShack in the U.S. District Court for the Northern District of California, based on allegations that RadioShack failed to properly reimburse employees in California for mileage expenses associated with their use of personal vehicles to make transfers of merchandise between Company stores. On February 9, 2009, the court granted the plaintiffs’ Motion for Class Certification. Following a mediation held on October 5, 2009, the parties reached a tentative settlement of the lawsuit subject to court approval. Until the settlement is approved by the court, the outcome of this action remains uncertain, although it is unlikely that the ultimate resolution of this matter will have a material adverse impact on RadioShack’s financial position, results of operations, and cash flows in the period in which any such effect is recorded.

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

Assigned Lease Obligations: We have continuing obligations under retail leases for locations that were assigned to other businesses. The majority of these lease obligations arose from leases assigned to CompUSA Inc. (“CompUSA”) as part of its purchase of our Computer City, Inc. subsidiary in August 1998.

Following an announcement by CompUSA in February 2007 of its intention to close as many as 126 stores and an announcement in December 2007 that it had been acquired by Gordon Brothers Group, CompUSA’s stores ceased operations in January 2008. We may be liable to pay rent on a portion of the leases that relate to the closed stores. To date, we have been named as a defendant in a total of 12 lawsuits from lessors seeking payment from us, four of which have been resolved.

Based on all available information pertaining to the status of these leases, and after applying the provisions of the FASB’s accounting guidance on accounting for contingencies, the balance of our accrual was $9.0 million at December 31, 2008. We have continued to monitor this situation and have updated our accrual to reflect new information on outstanding litigation and settlements as more information becomes available. As of September 30, 2009, the accrual was $7.5 million.

NOTE 11 – SEGMENT REPORTING

We have two reportable segments, U.S. RadioShack company-operated stores and kiosks. The U.S. RadioShack company-operated store segment consists solely of our 4,470 U.S. company-operated retail stores, all operating under the RadioShack brand name. Kiosks consist of our network of 462 kiosks, primarily located in Sam’s Club locations. In April 2009 we agreed with Sprint Nextel to cease our arrangement to jointly operate the Sprint Nextel kiosks in operation at that date. This agreement allowed us to operate these kiosks under the Sprint name for a reasonable period of time allowing us to transition the kiosks to a new format. In August 2009, we transitioned these kiosks to multiple wireless carrier RadioShack branded locations. They are now managed and reported as extensions of existing RadioShack company-operated stores. Both of our reportable segments engage in the sale of consumer electronics products; however, our kiosks primarily offer wireless products and associated accessories. These reportable segments are managed separately due to our kiosks’ narrow product offerings and performance relative to size.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

Net sales and operating revenues:
U.S. RadioShack company-operated stores	$838.7	$869.4	$2,522.6	$2,548.1
Kiosks	57.1	69.5	182.8	204.2
Other (1)	94.2	83.0	252.4	213.5
	$990.0	$1,021.9	$2,957.8	$2,965.8

Operating income:
U.S. RadioShack company-operated stores (2) (3)	$158.9	$184.8	$477.0	$514.0
Kiosks	3.8	2.4	8.4	3.9
Other (1)	11.2	11.5	30.8	31.5
	173.9	198.7	516.2	549.4
Unallocated (2) (4) (5) (6)	(104.5)	(113.8)	(279.0)	(329.0)
Operating income	69.4	84.9	237.2	220.4

Interest income	0.9	3.9	3.9	10.9
Interest expense (7)	(11.2)	(9.3)	(33.8)	(23.1)
Other loss	(1.6)	(0.1)	(1.6)	(2.2)
Income before income taxes	$57.5	$79.4	$205.7	$206.0

(1)	Net sales and operating revenues and operating income for the three and nine month periods ended September 30, 2009, include the full consolidation of our Mexican subsidiary.
(2)	Amounts have been retrospectively adjusted to conform to current year presentations. Certain prior year inter-company amounts have been reallocated between the segment and the unallocated category.
(3)	Operating income for the three and nine month periods ended September 30, 2008, includes $11.1 million in deferred revenue.
(4)
The unallocated category included in operating income relates to our overhead and corporate expenses that are not allocated to our operating segments for management reporting purposes. Unallocated costs include corporate departmental expenses such as labor and benefits, as well as advertising, insurance, distribution and information technology costs plus certain unusual or infrequent gains or losses.

(5)	Operating income for the three and nine month periods ended September 30, 2008, includes a $5.1 million sales and use tax refund.
(6)	The nine month period ended September 30, 2008, includes net charges aggregating $12.1 million associated with our amended lease for our corporate headquarters.
(7)
The three and nine month periods ended September 30, 2009, include non-cash interest expense of $3.5 million and $10.2 million, respectively, compared with $1.9 million for each of the same periods last year. See Note 3 – “Change in Method of Accounting for Convertible Notes” for additional information.

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

RESULTS OF OPERATIONS

Overview

Highlights related to the third quarter of 2009 include:

•
Net sales and operating revenues decreased $31.9 million, or 3.1%, to $990.0 million when compared with the same period last year. Comparable store sales decreased 2.9%. These decreases were driven primarily by sales declines in digital-to-analog converter boxes, laptop computers, batteries, wireless accessories, and GPS products. These sales declines were substantially offset by increased sales in our Sprint Nextel postpaid wireless business, increased sales of prepaid wireless handsets and airtime, the addition of T-Mobile as a postpaid wireless carrier in our company-operated stores, and increased sales of netbooks.

•
Gross margin increased 90 basis points to 47.6% from the third quarter of 2008. This increase was primarily driven by a change in our sales mix away from lower margin products such as converter boxes and laptop computers.

•
Selling, general and administrative (“SG&A”) expense increased $10.3 million to $380.7 million when compared with the same period last year. As a percentage of net sales and operating revenues, SG&A increased by 230 basis points from the same period last year to 38.5% of net sales and operating revenues. The increase in SG&A for the third quarter was primarily due to increased compensation expense, which was driven by incentive compensation paid on increased wireless sales, additional employee headcount across our stores, and the full consolidation of our Mexican subsidiary in 2009. While our advertising expense in the third quarter was consistent with the same period last year, we shifted a significant portion of our marketing expenditures from product specific promotional activities to building awareness of our new brand creative platform, “THE SHACK.”

•	As a result of the factors above, operating income decreased $15.5 million, or 18.3%, to $69.4 million when compared with the third quarter of 2008.

•	Net income decreased $11.7 million, or 23.8%, to $37.4 million when compared with the third quarter of 2008. Net income per diluted share was $0.30 compared with $0.38 for the same period last year.

•	EBITDA decreased $17.1 million, or 15.6%, to $92.3 million when compared with the third quarter of 2008.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
EBITDA	$92.3	$109.4	$307.5	$294.5

Interest expense, net of interest income	(10.3)	(5.4)	(29.9)	(12.2)
Income tax expense	(20.1)	(30.3)	(76.4)	(76.7)
Depreciation and amortization	(22.9)	(24.5)	(70.3)	(74.1)
Other loss	(1.6)	(0.1)	(1.6)	(2.2)
Net income	$37.4	$49.1	$129.3	$129.3

RadioShack Retail Outlets

The table below shows our retail locations allocated among U.S. and Mexico company-operated stores, kiosks, and dealer and other outlets at the following dates.

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2009	2009	2009	2008	2008
U.S. RadioShack company- operated stores	4,470	4,450	4,448	4,453	4,435
Kiosks (1)	462	617	662	688	685
Mexico RadioShack company- operated stores	204	201	202	200	--
Dealer and other outlets (2)	1,343	1,372	1,384	1,411	1,407
Total number of retail locations	6,479	6,640	6,696	6,752	6,527

(1)
Kiosks decreased by 155 locations, net of new kiosk openings, during the third quarter. In April 2009 we agreed with Sprint Nextel to cease our arrangement to jointly operate the Sprint Nextel kiosks in operation at that date. This agreement allowed us to operate these kiosks under the Sprint name for a reasonable period of time allowing us to transition the kiosks to a new format. In August 2009, we transitioned these kiosks to multiple wireless carrier RadioShack branded locations. They are now managed and reported as extensions of existing RadioShack company-operated stores. The remaining decrease in kiosk locations was attributable to the assignment of certain kiosk locations to Sam’s Club control in accordance with the contract extension signed in February 2009. In June 2009, Sam’s Club notified us of their intent to exercise their right to assume operation of certain kiosk locations. This could result in the transfer of up to approximately 25 kiosks to Sam’s Club starting in the first quarter of 2010.

(2)	Our dealer and other outlets decreased by 29 locations, net of new openings, during the third quarter. This decline was due to the closure of lower volume outlets.

Net Sales and Operating Revenues

Consolidated net sales and operating revenues allocated among our two operating segments and other sales are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

U.S. RadioShack company-operated stores	$838.7	$869.4	$2,522.6	$2,548.1
Kiosks	57.1	69.5	182.8	204.2
Other (1)	94.2	83.0	252.4	213.5
Consolidated net sales and operating revenues	$990.0	$1,021.9	$2,957.8	$2,965.8

Consolidated net sales and operating revenues (decrease) increase	(3.1%)	6.4%	(0.3%)	2.7%
Comparable store sales(2) (decrease) increase	(2.9%)	7.7%	(0.7%)	3.4%

(1)	Net sales and operating revenues for the three and nine month periods ended September 30, 2009, include the full consolidation of our Mexican subsidiary.
(2)
Comparable store sales include the sales of U.S. RadioShack company-operated stores and kiosks with more than 12 full months of recorded sales. Following the termination of the Sprint-branded kiosk business, these former Sprint–branded kiosks were transformed into multiple wireless carrier RadioShack branded locations that are now managed as extensions of a RadioShack company-operated store and current year results are included with such stores for purposes of comparable store sales. For more information regarding the transition of the Sprint-branded kiosks to RadioShack, see Note 11 – “Segment Reporting” in Notes to Consolidated Financial Statements and “RadioShack Retail Outlets” in this Form 10-Q.

Consolidated net sales in the third quarter decreased 3.1%, or $31.9 million, to $990.0 million compared with $1,021.9 million in the same period last year. Consolidated net sales for the first nine months of 2009 decreased 0.3%, or $8.0 million, to $2,957.8 million compared with $2,965.8 million in the same period last year. Comparable store sales decreased 2.9% in the third quarter and 0.7% for the first nine months of 2009.

U.S. RadioShack Company-Operated Stores Segment

Sales for the U.S. RadioShack company-operated store segment decreased $30.7 million, or 3.5%, in the third quarter and decreased $25.5 million, or 1.0%, for the first nine months of 2009 when compared with the same periods last year.

Sales in our wireless platform (includes postpaid and prepaid wireless handsets, commissions, residual income and communication devices such as scanners and GPS) increased 40.2% for the third quarter and increased 13.8% for the first nine months of 2009 when compared with the same periods last year. For the third quarter and the first nine months of 2009, these sales increases were driven by increased sales in our Sprint Nextel postpaid wireless business, the addition of T-Mobile as a postpaid wireless carrier, and increased sales of prepaid wireless handsets. These increases were partially offset by decreased sales of GPS products.

Sales in our accessory platform (includes home entertainment, wireless, music, computer, video game and GPS accessories; media storage; power adapters; digital imaging products and headphones) decreased 28.2% for the third quarter and decreased 7.5% for the first nine months of 2009 when compared with the same periods last year. The third quarter decrease was driven primarily by decreased sales of digital-to-analog television converter boxes and wireless accessories. The sales decrease for the first nine months of 2009 was primarily driven by decreased sales in wireless accessories, music accessories, and media storage, but was partially offset by increased sales of converter boxes in the first quarter of 2009 and increased sales of television antennas in the first half of 2009. Consolidated sales of converter boxes were $30.2 million for the third quarter and $157.0 million for the first nine months of 2009, compared with $88.5 million and $150.4 million, respectively, for the same periods last year. The sales of converter boxes are a result of the transition of full-power television broadcast signals in the United States from broadcasting in analog format to broadcasting only in digital format. This transition took place in the second quarter of 2009, and we expect a continued decrease in the sales of these units for the remainder of the year.

Sales in our modern home platform (includes residential telephones, Voice over Internet Protocol (“VoIP”) products, home audio and video end-products, direct-to-home (“DTH”) satellite systems, and computers) decreased 13.6% for the third quarter and increased 7.2% for the first nine months of 2009 when compared with the same periods last year. For the third quarter, we recorded sales declines in laptop and desktop computers and residential telephones, which were partially offset by increased sales of netbooks and VoIP products. The sales change for the first nine months of 2009 was impacted by the same product category declines that impacted the third quarter; however, we also recorded a sales gain in digital televisions in the first half of 2009.

Sales in our personal electronics platform (includes digital cameras, digital music players, toys, satellite radios, video gaming hardware, camcorders, general radios, and wellness products) decreased 27.8% for the third quarter and decreased 27.6% for the first nine months of 2009 when compared with the same periods last year. These decreases were driven primarily by decreased sales in digital music players, digital cameras, video game consoles, and satellite radios.

Sales in our power platform (includes general and special purpose batteries and battery chargers) decreased 18.4% for the third quarter and decreased 9.3% for the first nine months of 2009 when compared with the same periods last year. These decreases were primarily driven by decreased sales of both general and special purpose batteries. This platform was negatively impacted by the commencement of our chain-wide refresh of in-store power display areas in the third quarter, which is targeted for completion in the fourth quarter.

Sales in our technical platform (includes wire and cable, connectivity products, components and tools, as well as hobby and robotic products) decreased 3.9% for the third quarter and decreased 1.2% for the first nine months of 2009 when compared with the same periods last year. We recorded gains in sales of wire and cable for both periods, which were more than offset by decreased sales across most of the other product categories.

Sales in our service platform (includes prepaid wireless airtime, extended service plans, AT&T’s ConnecTech service, and bill payment revenue) increased 15.1% for the third quarter and increased 13.9% for the first nine months of 2009 when compared with the same periods last year. These increases were primarily driven by increased sales of prepaid wireless airtime. We also recorded a sales increase in extended service plans in the first half of 2009.

Kiosks Segment

Kiosk sales consist primarily of handset sales, postpaid and prepaid commission revenue and related wireless accessory sales. Kiosk sales decreased $12.4 million, or 17.8%, in the third quarter and decreased $21.4 million, or 10.5%, for the first nine months of 2009 when compared with the same periods last year. For the third quarter and the first nine months of 2009, we recorded sales increases in our Sam’s Club locations, which were offset by the reduced number of kiosk locations in both periods. This decrease in locations was partially due to the closure of underperforming Sprint kiosk locations in the first half of 2009 and the closure of our Sprint-branded kiosks in the third quarter. See footnote 1 of the RadioShack Retail Outlets table for further information on the reduction in kiosk outlets.

In June 2009, Sam’s Club notified us of their intent to exercise their right to assume operation of certain kiosk locations. This could result in the transfer of up to approximately 25 kiosks to Sam’s Club starting in the first quarter of 2010.

Other Sales

Other sales include sales to our independent dealers, outside sales through our service centers, sales generated by our www.radioshack.com Web site, sales generated by our Mexican subsidiary, sales to commercial customers, and outside sales of our global sourcing operations and manufacturing. Other sales increased $11.2 million, or 13.5%, in the third quarter and increased $38.9 million, or 18.2%, for the first nine months of 2009 when compared with the same periods last year. These increases in other sales are primarily attributable to the full consolidation of our Mexican subsidiary for the first nine months of 2009, but were partially offset by decreased sales to our independent dealers.

Gross Profit

Consolidated gross profit and gross margin are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

Gross profit	$471.1	$477.4	$1,383.5	$1,396.4
Gross margin	47.6%	46.7%	46.8%	47.1%
Gross profit (decrease) increase	(1.3%)	2.1%	(0.9%)	(1.3%)

Consolidated gross profit and gross margin for the third quarter were $471.1 million and 47.6%, respectively, compared with $477.4 million and 46.7% in the third quarter of last year. This resulted in a 1.3% decrease in gross profit dollars year over year, primarily due to a decline in net sales and operating revenues. Consolidated gross profit and gross margin for the first nine months of 2009 were $1,383.5 million and 46.8%, respectively, compared with $1,396.4 million and 47.1% in the same period last year. This resulted in a 0.9% decrease in gross profit dollars year over year, due to a decline in net sales and operating revenues and our gross margin rate.

Our gross margin increased 90 basis points for the third quarter, when compared with the same period last year. This increase was primarily driven by a change in our sales mix away from lower margin products such as converter boxes, laptop computers, and GPS products.

Our gross margin decreased 30 basis points for the first nine months of 2009, when compared with the same period last year. This decrease was primarily driven by a change in our sales mix towards lower margin products such as digital televisions and netbooks in the first half of 2009, but was partially offset by the sales mix away from lower margin products in the third quarter as discussed above.

Selling, General and Administrative Expense

Consolidated SG&A expense is as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

SG&A	$380.7	$370.4	$1,082.2	$1,108.2
% of net sales and operating revenues	38.5%	36.2%	36.6%	37.4%
SG&A increase (decrease)	2.8%	1.8%	(2.3%)	(0.8%)

Consolidated SG&A expense increased 2.8%, or $10.3 million, for the third quarter and decreased 2.3%, or $26.0 million, for the first nine months of 2009 when compared with the same periods last year. This represents a 230 basis point increase and an 80 basis point decrease as a percentage of net sales and operating revenues, respectively, for each period.

The increase in SG&A for the third quarter was primarily due to increased compensation expense and legal settlements.  The increased compensation expense was driven by incentive compensation paid on increased wireless sales, additional employee headcount across our stores, and the full consolidation of our Mexican subsidiary in 2009. While our advertising expense in the third quarter was consistent with the same period last year, we shifted a significant portion of our marketing expenditures from product specific promotional activities to building awareness of our new brand creative platform, “THE SHACK.”

The decrease in SG&A for the first nine months of 2009 was primarily due to decreased advertising expense in the first half of 2009. In addition, SG&A expense for the first nine months of 2008 included a net charge of $12.1 million associated with the amended lease for our corporate headquarters and a benefit of $5.1 million related to a sales and use tax settlement.

Depreciation and Amortization

Consolidated depreciation and amortization was $22.9 million for the third quarter and $70.3 million for the first nine months of 2009 compared with $24.5 million and $74.1 million, respectively, in the same periods last year. Of these amounts, depreciation and amortization classified as cost of products sold on the consolidated statements of income includes $2.4 million for the third quarter and $7.2 million for the first nine months of 2009 compared with $3.0 million and $8.1 million, respectively, in the same periods last year.

Net Interest Expense

Consolidated net interest expense, which is interest expense net of interest income, was $10.3 million for the third quarter and $29.9 million for the first nine months of 2009 compared with $5.4 million and $12.2 million, respectively, for the same periods last year.

Reported interest expense increased $1.9 million in the third quarter and increased $10.7 million for the first nine months of 2009 when compared with the same periods last year. These increases were primarily due to additional debt outstanding in 2009 in the form of our convertible notes and interest recorded in accordance with the FASB’s new accounting guidance on accounting for convertible debt instruments that may be settled in cash upon conversion. See Note 3 – “Change in Method of Accounting for Convertible Notes” in Notes to Consolidated Financial Statements of this Form 10-Q for additional information. Due to this accounting change, we recognized non-cash interest expense of $3.5 million in the third quarter and $10.2 million for the first nine months of 2009, compared with $1.9 million for each of the same periods last year. We expect to recognize approximately $14 million in non-cash interest expense for the full year ended December 31, 2009. The increases to interest expense were partially offset by increased payments received on our interest rate swap contracts in 2009.

Interest income decreased $3.0 million in the third quarter and decreased $7.0 million for the first nine months of 2009 when compared with the same periods last year. These decreases were due to a lower interest rate environment in the current periods, but were partially offset by larger average cash balances in 2009.

Income Tax Provision

The income tax provision for each quarterly period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are reported in the quarterly period in which they occur. Our effective tax rate was 35.0% for the third quarter and 37.1% for the first nine months of 2009 compared with 38.2% and 37.2%, respectively, for the same periods last year.

The effective tax rate for the third quarter and the first nine months of 2009 was impacted by the recognition of previously unrecognized tax benefits due to the effective settlement of state income tax matters during the periods. These discrete items lowered the effective tax rate by 5.2 and 2.6 percentage points for the third quarter and the first nine months of 2009, respectively.

The effective tax rate for the first nine months of 2008 was impacted by the execution of a closing agreement with respect to a Puerto Rico income tax issue during the period, which resulted in a credit to income tax expense as a discrete item. This discrete item lowered the effective tax rate by 1.4 percentage points in the first nine months of 2008.

Recently Issued Accounting Pronouncements

Refer to Note 2 – “Recently Issued Accounting Pronouncements” and Note 3 – “Change in Method of Accounting for Convertible Notes” in Notes to Consolidated Financial Statements of this Form 10-Q for information regarding recently issued accounting pronouncements that may impact our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Cash provided by operating activities for the first nine months of 2009 was $123.6 million compared with $175.3 million for the same period last year. Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and working capital components. Cash provided by net income plus non-cash adjustments to net income was $233.2 million and $229.8 million for the first nine months of 2009 and 2008, respectively. Cash used in working capital components for the first nine months of 2009 was $109.6 million compared with $54.5 million in the same period last year. The additional cash used in working capital components in 2009 was primarily due to increased inventory levels at September 30, 2009. This increase was partly due to increased inventory related to our T-Mobile offering in U.S. RadioShack company-operated stores.

Cash used in investing activities was $61.9 million for the first nine months of 2009 compared with $43.5 million for the same period last year. This increase was primarily driven by increased capital spending in 2009. Capital expenditures for these periods related primarily to U.S. RadioShack company-operated stores and information systems projects. We anticipate that our capital expenditure requirements for 2009 will range from $75 million to $100 million. U.S. RadioShack company-operated store remodels and relocations, as well as information systems projects, will account for the majority of our anticipated 2009 capital expenditures. Cash and cash equivalents and cash generated from operating activities will be used to fund future capital expenditure needs.

Cash used in financing activities was $19.8 million for the first nine months of 2009 compared with cash provided by financing activities of $182.6 million during the same period last year. This change was primarily related to the $43.2 million repurchase of our 2011 notes in the third quarter of this year and the issuance of our convertible notes and the related call spread transactions in the third quarter of 2008, which generated net proceeds of $319.2 million. This change was also impacted by our repurchase of $111.4 million of our common stock during the third quarter of 2008.

Free Cash Flow

Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $61.5 million for the first nine months of 2009 compared with $130.3 million during the same period last year. This decrease in 2009 was primarily driven by our decrease in net cash provided by operating activities and increased capital spending as discussed above.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments, or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which provided $123.6 million for the first nine months of 2009 compared with $175.3 million for the same period last year. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of net cash provided by operating activities to free cash flow:

	Nine Months Ended		Year Ended
	September 30,		December 31,
(In millions)	2009	2008	2008

Net cash provided by operating activities	$123.6	$175.3	$274.6
Less:
Additions to property, plant and equipment	62.1	45.0	85.6
Dividends paid	--	--	31.3
Free cash flow	$61.5	$130.3	$157.7

Share Repurchases

On August 20, 2009, our Board of Directors announced a $200 million increase in the dollar amount of our common stock that the company is authorized to purchase under a previously approved share repurchase program. As of September 30, 2009, $290 million of the total authorized amount was available for share repurchases under this plan. No shares have been repurchased under this plan in 2009.

Debt Ratings

On October 20, 2009, Fitch updated our rating outlook to stable from negative. Our credit ratings and outlooks at October 20, 2009, are summarized below and, other than the change in Fitch’s outlook, are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the calendar year ended December 31, 2008:

Rating Agency	Rating	Outlook
Standard and Poor’s	BB	Stable
Moody's	Ba1	Stable
Fitch	BB	Stable

Repayment of Borrowings

In September 2009, we commenced and completed a tender offer to purchase for cash any and all of our 7.375% notes due 2011 (the “2011 Notes”). Upon expiration of the offer, $43.2 million of the aggregate outstanding principal amount of the 2011 Notes was validly tendered and accepted. We paid a total of $46.6 million, which consisted of the purchase price of $45.4 million for the tendered 2011 Notes plus $1.2 million in accrued and unpaid interest, to the holders of the tendered 2011 Notes. We incurred $0.2 million in expenses and adjusted the carrying value of the tendered notes by an incremental $0.8 million to reflect a proportionate write-off of the balance associated with our fair value hedge included in long-term debt. This transaction resulted in a loss of $1.6 million classified as other loss on our consolidated statements of income.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases, open market purchases, privately negotiated transactions, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Capital Resources

As of September 30, 2009, we had $856.7 million in cash and cash equivalents. Additionally, we have a bank credit facility of $325 million. As of September 30, 2009, we had $291.3 million available under this credit facility due to standby letters of credit. We have not drawn on this facility. Much of the U.S. retail industry is experiencing an unfavorable economic environment; however, we continue to believe that our cash flows from operations and available cash and cash equivalents will adequately fund our operations and our capital expenditures. Additionally, our revolving credit facility is available for additional working capital needs or investment opportunities.

Capitalization

The following table sets forth information about our capitalization at the dates indicated.
	September 30,		December 31,		September 30,
	2009		2008		2008
(In millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent

Current debt	$62.8	3.7%	$39.3	2.5%	$35.9	2.4%
Long-term debt	624.9	37.0	659.5	42.3	649.8	42.8
Total debt	687.7	40.7	698.8	44.8	685.7	45.2
Stockholders’ equity	1,000.0	59.3	860.8	55.2	830.8	54.8
Total capitalization	$1,687.7	100.0%	$1,559.6	100.0%	$1,516.5	100.0%

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 30, 2009, the only derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks were interest rate swaps, which serve as an economic hedge on our long term debt. We do not use derivatives for speculative purposes. Refer to Note 9 – “Derivative Financial Instruments” in Notes to Consolidated Financial Statements of this Form 10-Q for additional information.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net investment position at September 30, 2009, of $565.7 million, consisting of fluctuating short-term investments of $715.7 million and offset by $150 million of indebtedness which, because of our interest rate swaps, effectively bears interest at short-term floating rates. A hypothetical increase or decrease of 100 basis points in the interest rate applicable to this floating-rate net exposure would result in a change in annual net interest expense of $5.7 million and an approximate $3 million change to the fair value of our interest rate swaps, which would also impact net interest expense. This hypothesis assumes no change in the principal or investment balance.

We have market risk arising from changes in foreign currency exchange rates related to our purchase of inventory from manufacturers located in China and other areas outside of the U.S. Our purchases are denominated in U.S. dollars; however, the continued strengthening of the Chinese currency, or other currencies, against the U.S. dollar could cause our vendors to increase the prices of items we purchase. It is not possible to estimate the impact of foreign currency exchange rate changes on our purchases of this inventory.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Refer to Note 10 – “Commitments and Contingencies” in Notes to Consolidated Financial Statements of this Form 10-Q for information on legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
July 1 – 31, 2009	--		$--	--	$90,042,027
August 1 – 31, 2009	1,043	(3)	$14.30	--	$290,042,027
September 1 – 30, 2009	361	(3)	$16.46	--	$290,042,027
Total	1,404			--

(1)
RadioShack announced a $200 million share repurchase program on July 24, 2008, which has no stated expiration date. On August 20, 2009, our Board of Directors announced a $200 million increase to this share repurchase program. As of September 30, 2009, $290 million of the total authorized amount was available for share repurchases under this plan.

(2)	During the period covered by this table, no publicly announced plan or program expired or was terminated, and no determination was made by RadioShack to suspend or cancel purchases under our program.
(3)	Shares acquired by RadioShack for tax withholdings upon vesting of restricted stock awards.

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

RadioShack Corporation
(Registrant)

Date: October 26, 2009	By:	/s/	Martin O. Moad
Martin O. Moad
Vice President and
Corporate Controller
(Authorized Officer)

Date: October 26, 2009	By:	/s/	James F. Gooch
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