Form 10-K
period 2009-12-31
RADIOSHACK CORP
filed 2010-02-22
CIK 96289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes __  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by  reference in Part III of this Form 10-K or any amendment to this Form 10-K.__

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes __ No X

As of June 30, 2009, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant was $1,295,767,233 based on the New York Stock Exchange closing price. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock as of June 30, 2009, are the affiliates of the registrant.

As of February 16, 2010, there were 125,236,678 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
ITEM 1.  BUSINESS.

GENERAL
RadioShack Corporation was incorporated in Delaware in 1967. We primarily engage in the retail sale of consumer electronics goods and services through our RadioShack store chain and non-RadioShack-branded kiosk operations. Our strategy is to provide cost-effective solutions to meet the routine electronics needs and distinct electronics wants of our customers. Throughout this report, the terms “our,” “we,”  “us” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries.

Our day-to-day focus is concentrated in four major areas:

•	Provide our customers a positive in-store experience
•	Grow gross profit dollars by increasing the overall value of each ticket
•	Control costs continuously throughout the organization
•	Utilize the funds generated from operations appropriately and invest only in projects that have an adequate return or are operationally necessary

Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) elsewhere in this Annual Report on Form 10-K. For information regarding the net sales and operating revenues and operating income for each of our business segments for fiscal years ended December 31, 2009, 2008 and 2007, please see Note 15 – “Segment Reporting” in the Notes to Consolidated Financial Statements.

U.S. RADIOSHACK COMPANY-OPERATED STORES
At December 31, 2009, we operated 4,476 U.S. company-operated stores under the RadioShack brand located throughout the United States, as well as in Puerto Rico and the U.S. Virgin Islands. These stores are located in major shopping malls and strip centers, as well as individual storefronts. Each location carries a broad assortment of both name brand and private brand consumer electronics products.

Our product lines are categorized into a number of platforms. Our wireless platform includes postpaid and prepaid wireless handsets and communication devices such as scanners and GPS products. Our accessory platform includes home entertainment, wireless, music, computer, video game and GPS accessories; media storage; power adapters; digital imaging products and headphones. Our modern home platform includes home audio and video end-products, personal computing products, residential telephones, and Voice over Internet Protocol products. Our personal electronics platform includes digital cameras, digital music players, toys, satellite radios, video gaming hardware, camcorders, and general radios. Our power platform includes general and special purpose batteries and battery chargers. Our technical platform includes wire and cable, connectivity products, components and tools, and hobby products. We also provide consumers access to third-party services such as wireless telephone activation, prepaid wireless airtime, extended service plans, and AT&T’s ConnecTech service.

KIOSKS
At December 31, 2009, we operated 562 kiosks located throughout the United States. These kiosks are primarily inside Sam’s Club and Target store locations. These locations, which are not RadioShack-branded, primarily offer wireless handsets and their associated accessories. We also provide consumers access to third-party wireless telephone services.

In February 2009, we signed a contract extension with Sam’s Club through March 31, 2011, with a transition period ending June 30, 2011, to continue operating kiosks in certain Sam’s Club locations. As part of the terms of the contract extension, we assigned the operation of 66 kiosk locations to Sam’s Club in 2009. We will assign at least 22 locations to Sam’s Club in 2010, and Sam’s Club still has the right to assume the operations of up to 23 additional kiosk locations.

In April 2009 we agreed with Sprint Nextel to cease our arrangement to jointly operate the Sprint-branded kiosks in operation at that date. This agreement allowed us to operate these kiosks under the Sprint name for a reasonable period of time, allowing us to transition the kiosks to a new format. In August 2009, we transitioned these kiosks to multiple wireless carrier RadioShack-branded locations. They are now managed and reported as extensions of existing RadioShack company-operated stores located in the same shopping malls.

We are currently conducting a test rollout of kiosk locations in approximately 100 Target stores. This test will be completed in 2010. At the conclusion of the test, a determination will be made with Target regarding whether these operations will be expanded or closed.

OTHER
In addition to the reportable segments discussed above, we have other sales channels and support operations described as follows:

Dealer Outlets: At December 31, 2009, we had a network of 1,308 RadioShack dealer outlets, including 34 located outside of North America. Our North American outlets provide name brand and private brand products and services, typically to smaller communities. These independent dealers are often engaged in other retail operations and augment their businesses with our products and service offerings. Our dealer sales derived outside of the United States are not material.

RadioShack.com: Products and information are available through our commercial Web site www.radioshack.com. Online customers can purchase, return or exchange various products available through this Web site. Additionally, certain products ordered online may be picked up, exchanged or returned at RadioShack stores.

RadioShack Service Centers: We maintain a service and support network to service the consumer electronics and personal computer retail industry in the U.S. We are a vendor-authorized service provider for many top tier manufacturers, such as Hewlett-Packard, LG Electronics, Motorola, Nokia and Sony, among others. In addition, we perform repairs for third-party extended service plan providers. At December 31, 2009, we had six RadioShack service centers in the U.S. and one in Puerto Rico.

International Operations: As of December 31, 2009, there were 204 company-operated stores under the RadioShack brand, 10 dealers, and one distribution center in Mexico. Prior to December 2008, these operations were overseen by a joint venture in which we were a slightly less than 50% minority owner with Grupo Gigante, S.A.B. de C.V. In December 2008, we acquired 100% ownership of this joint venture. All of our 23 locations in Canada were closed by January 31, 2007.

Support Operations:
Our retail stores, along with our kiosks and dealer outlets, are supported by an established infrastructure. Below are the major components of this support structure.

Distribution Centers - At December 31, 2009, we had four U.S. distribution centers shipping approximately 875,000 cartons each month, on average, to our U.S. retail stores and dealer outlets. One of these distribution centers also serves as a fulfillment center for our online customers. Additionally, we have a distribution center that ships fixtures to our U.S. company-operated stores. During the first half of 2008, we closed our distribution center in Columbus, Ohio.

RadioShack Technology Services (“RSTS”) - Our management information system architecture is composed of a distributed, online network of computers that links all stores, customer channels, delivery locations, service centers, credit providers, distribution facilities and our home office into a fully integrated system. Each store has its own server to support the point-of-sale (“POS”) system. The majority of our U.S. company-operated stores communicate through a broadband network, which provides efficient access to customer support data. This design also allows store management to track daily sales and inventory at the product or sales associate level. RSTS provides the majority of our programming and systems analysis needs.

RadioShack Global Sourcing (“RSGS”) - RSGS serves our wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs. RSGS’s activities support our name brand and private brand businesses.

Consumer Electronics Manufacturing - We operate two manufacturing facilities in the United States and one in China. These three manufacturing facilities employed approximately 2,100 employees as of December 31, 2009. We manufacture a variety of products, primarily sold through our retail outlets, including telephones, antennas, wire and cable products, and a variety of “hard-to-find” parts and accessories for consumer electronics products.

SEASONALITY
As with most other specialty retailers, our net sales and operating revenues, operating income and cash flows are greater during the fourth quarter, which includes the majority of the holiday shopping season in the U.S., than during other periods of the year. There is a corresponding pre-seasonal inventory build-up, which requires working capital related to the anticipated increased sales volume. This is described in “Cash Requirements” under MD&A. Also, refer to Note 16 – “Quarterly Data (Unaudited)” in the Notes to Consolidated Financial Statements for data showing seasonality trends. We expect this seasonality to continue.

PATENTS AND TRADEMARKS
We own or are licensed to use many trademarks and service marks related to our RadioShack stores in the United States and in foreign countries. We believe the RadioShack name and marks are well recognized by consumers, and that the name and marks are associated with high-quality products and services. We also believe the loss of the RadioShack name and RadioShack marks would materially adversely affect our business. Our private brand manufactured products are sold primarily under the RadioShack, AUVIO, Accurian, Enercell or Gigaware trademarks. We also own various patents and patent applications relating to consumer electronics products.

We do not own any material patents or trademarks associated with our kiosk operations.

SUPPLIERS AND NAME BRAND RELATIONSHIPS
Our business strategy depends, in part, upon our ability to offer name brand and private brand products, as well as to provide our customers access to third-party services. We utilize a large number of suppliers located in various parts of the world to obtain raw materials and private brand merchandise. We do not expect a lack of availability of raw materials or any single private brand product to have a material effect on our operations overall or on any of our operating segments. We have formed vendor and third-party service provider relationships with well-recognized companies such as Sprint Nextel, AT&T, T-Mobile, Apple, Casio, Garmin, Hewlett-Packard, Microsoft, Research In Motion, Samsung, and SanDisk. In the aggregate, these relationships have or are expected to have a significant effect on both our operations and financial strategy. Certain of these relationships are important to our business; the loss of or disruption in supply from these relationships could materially adversely affect our net sales and operating revenues. Additionally, we have been limited from time to time by various vendors and suppliers on an economic basis where demand has exceeded supply.

ORDER BACKLOG
We have no material backlog of orders in any of our operating segments for the products or services we sell.

COMPETITION
Due to consumer demand for wireless products and services, as well as rapid consumer acceptance of new digital technology products, the consumer electronics retail business continues to be highly competitive, driven primarily by technology and product cycles.

In the consumer electronics retailing business, competitive factors include price, quality, features, product availability, consumer services, manufacturing and distribution capability, brand reputation and the number of competitors. We compete in the sale of our products and services with several retail formats including national, regional, and independent consumer electronics retailers. We compete with department and specialty retail stores in more select product categories. We compete with wireless providers in the wireless telephone category through their own retail and online presence. We compete with mass merchandisers and other alternative channels of distribution, such as mail order and e-commerce retailers, on a more widespread basis. Numerous domestic and foreign companies also manufacture products similar to ours for other retailers, which are sold under nationally-recognized brand names or private brands.

Management believes two primary factors differentiate us from our competition. First, we have an extensive physical retail presence with convenient locations throughout the United States. Second, our specially trained sales staff is capable of providing cost-effective solutions for our customers’ routine electronics needs and distinct electronics wants, assisting with the selection of appropriate products and accessories and, when applicable, assisting customers with service activation.

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

EMPLOYEES
As of December 31, 2009, we employed approximately 36,700 people, including 1,900 temporary seasonal employees. Our employees are not covered by collective bargaining agreements, nor are they members of labor unions. We consider our relationship with our employees to be good.

AVAILABLE INFORMATION
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and rules and regulations adopted by the SEC under that Act. The Exchange Act requires us to file reports, proxy statements and other information with the SEC. Copies of these reports, proxy statements and other information can be inspected and copied at:

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

You may obtain these materials electronically by accessing the SEC’s home page on the Internet at:

http://www.sec.gov

In addition, we make available, free of charge on our corporate Web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our proxy statements, as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading “Investor Relations,” by accessing our corporate Web site:

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

To achieve our strategy, we have undertaken a variety of strategic initiatives. Our failure to successfully execute our strategy or the occurrence of certain events, including the following, could materially adversely affect our ability to maintain or grow our comparable store sales and our business generally:

•	Our inability to keep our extensive store distribution system updated and conveniently located near our target customers
•	Our employees’ inability to provide solutions, answers, and information related to increasingly complex consumer electronics products
•	Our inability to recognize evolving consumer electronics trends and offer products that customers need or want

Adverse changes in national and world-wide economic conditions could negatively affect our business.

The continued uncertainty in the economy could have a significant negative effect on U.S. consumer spending, particularly discretionary spending for consumer electronics products, which, in turn, could directly affect our sales. Consumer confidence, recessionary and inflationary trends, equity market levels, consumer credit availability, interest rates, consumers’ disposable income and spending levels, energy prices, job growth, income tax rates and unemployment rates may affect the volume of customer traffic and level of sales in our locations. Continued negative trends of any of these economic conditions, whether national or regional in nature, could adversely affect our results of operations, including our net sales and profitability.

In addition, potential disruptions in the capital and credit markets could have a significant effect on our ability to access the U.S. and global capital and credit markets, if needed. These potential disruptions in the capital and credit market conditions could affect our ability to borrow under our credit facility, or adversely affect the banks that underwrote our credit facility. The availability of financing will depend on a variety of factors, such as economic and market conditions and the availability of credit and our credit ratings. If needed, we may not be able to successfully obtain any necessary additional financing on favorable terms, or at all.

Our inability to increase or maintain profitability of our operations could adversely affect our results.

A critical component of our business strategy is to improve our overall profitability. Our ability to increase profitable sales in existing stores may be affected by:

•	Our success in attracting customers into our stores
•	Our ability to choose the correct mix of products to sell
•	Our ability to keep stores stocked with merchandise customers will purchase
•	Our ability to maintain fully-staffed stores with appropriately trained employees
•	Our ability to remain relevant to the consumer

Any reductions or changes in the growth rate of the wireless industry or changes in the dynamics of the wireless communications industry could materially adversely affect our results of operations.

Sales of wireless handsets and the related commissions and residual income constitute a significant portion of our total revenue. Consequently, changes in the wireless industry, such as those discussed below, could materially adversely affect our results of operations and financial condition.

Lack of growth in the overall wireless industry tends to have a corresponding effect on our wireless sales. Because growth in the wireless industry is often driven by the adoption rate of new wireless handset and wireless service technologies, the absence of these new technologies, our suppliers not providing us with these new technologies, or the lack of consumer interest in adopting these new technologies, could adversely affect our business.

Another change in the wireless industry that could materially adversely affect our profitability is wireless industry consolidation. Consolidation in the wireless industry could lead to a concentration of competitive strength within a few wireless carriers, which could adversely affect our business if our ability to obtain competitive offerings from our wireless suppliers is reduced or as competition from wireless carrier stores increases.

Our competition is both intense and varied, and our failure to effectively compete could materially adversely affect our results of operations.

In the retail consumer electronics marketplace, the level of competition is intense. We compete with consumer electronics retail stores similarly situated to our stores as well as big-box retailers, large specialty retailers and discount or warehouse retailers and, to a lesser extent, with alternative channels of distribution such as e-commerce, telephone shopping services and mail order. We also compete with wireless carriers’ retail presence, as discussed above. Some of these other competitors are larger than us and have greater market presence and financial and other resources than us, which may provide them with a competitive advantage.

Changes in the amount and degree of promotional intensity or merchandising strategy exerted by our current competitors and potential new competition could present us with difficulties in retaining existing customers and attracting new customers. In addition, pressure from our competitors could require us to reduce prices or increase our costs in one product category or across all our product categories. As a result of this competition, we may experience lower sales, margins or profitability, which could materially adversely affect our results of operations.

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

Historically, we have maintained gross margin levels ranging from 45% to 48%. We may not be able to maintain these margin levels in the future due to various factors, including increased sales of lower margin products, such as personal electronics products and name brand products, or declines in average selling prices of key products. If sales of lower margin items continue to increase and become a larger percentage of our business, our gross margin will be adversely affected.

Our inability to effectively manage our receivable levels, particularly with our service providers, could adversely affect our results of operations.

We maintain significant receivable balances from various service providers, such as Sprint Nextel, AT&T, and T-Mobile, consisting of commissions, residuals and other funds related to these relationships. Changes in the financial markets or financial condition of these service providers could cause a delay or failure in receiving these funds. A significant delay or failure to receive these payments could adversely affect our financial results or financial condition.

Our inability to effectively manage our inventory levels, particularly excess or inadequate amounts of inventory, could adversely affect our results of operations.

We source inventory both domestically and internationally, and our inventory levels are subject to a number of factors, some of which are beyond our control. These factors, including technology advancements, reduced consumer spending and consumer disinterest in our product offerings, could lead to excess inventory levels. Additionally, we may not accurately assess product life cycles, leaving us with excess inventory. To reduce this excess inventory, we may be required to lower our prices, adversely affecting our results of operations.

Alternatively, we may have inadequate inventory levels for particular items, including popular selling merchandise, due to factors such as unanticipated high demand for certain products, unavailability of products from our vendors, import delays, labor unrest, untimely deliveries or the disruption of international, national or regional transportation systems. The effect of the occurrence of any of these factors on our inventory supply could adversely affect our results of operations or financial condition.

Our inability to attract, retain and grow an effective management team or changes in the cost or availability of a suitable workforce to manage and support our strategies could adversely affect our results of operations.

Our success depends in large part upon our ability to attract, motivate and retain a qualified management team and employees. Qualified individuals needed to fill necessary positions could be in short supply. The inability to recruit and retain such individuals on a continuous basis could result in high employee turnover at our stores and in our company generally, which could materially adversely affect our business and results of operations. Additionally, competition for qualified employees requires us to continually assess our compensation structure. Competition for qualified employees has required, and in the future could require, us to pay higher wages to attract a sufficient number of qualified employees, resulting in higher labor compensation expense. In addition, mandated changes in the federal minimum wage may adversely affect our compensation expense.

Our inability to successfully identify and enter into relationships with developers of new technologies or the failure of these new technologies to be adopted by the market could adversely affect our ability to increase or maintain our sales and profitability. Additionally, the absence of new services or products and product features in the merchandise categories we sell could adversely affect our sales and profitability.

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

Furthermore, it is possible that new products or technologies will never achieve widespread consumer acceptance, also adversely affecting our sales and profitability. Finally, the lack of innovative consumer electronics products, features or services that can be effectively featured in our store model could also adversely affect our ability to increase or maintain our sales and profitability.

Failure to create, maintain and renew profitable relationships with name brand product and service providers could adversely affect our sales and profitability.

Our large selection of name brand products and service providers makes up a significant portion of our overall sales. In the aggregate, these relationships have or are expected to have a significant effect on both our operations and financial strategy. If we are unable to create, maintain or renew our relationships with such third parties on profitable terms or at all, our sales and our profitability could be adversely affected.

The occurrence of severe weather events or natural disasters could significantly damage or destroy our retail locations, could prohibit consumers from traveling to our retail locations, or could prevent us from resupplying our stores or distribution centers, especially during the peak winter holiday shopping season.

If severe weather or a catastrophic natural event, such as a hurricane or earthquake, occurs in a particular region and damages or destroys a significant number of our stores in that area, our sales would be reduced accordingly. In addition, if severe weather, such as heavy snowfall or extreme temperatures, discourages or restricts customers in a particular region from traveling to our stores, our sales would also be adversely affected. If severe weather occurs during the fourth quarter holiday season, the adverse effect on our sales and gross profit could be even greater than at other times during the year because we generate a significant portion of our sales and gross profit during this period.

We have continuing obligations under leases related to discontinued retail operations that could materially adversely affect our results of operations.

We have ongoing obligations under retail leases for locations that we assigned to other businesses. The majority of these lease obligations arose from leases, for which CompUSA Inc. assumed responsibility as part of the sale of our Computer City, Inc. subsidiary to CompUSA in August 1998. Because the company that assumed responsibility for these leases has ceased operations, we may be responsible for rent due under the leases, which could materially adversely affect our results of operations.

Failure to comply with, or the additional implementation of, laws, rules, and regulations regarding our business could adversely affect our business and our results of operations.

We are subject to various foreign, federal, state, and local laws, rules and regulations including, but not limited to, the Fair Labor Standards Act and ERISA, each as amended, and regulations promulgated by the Federal Trade Commission, Securities and Exchange Commission, Internal Revenue Service, United States Department of Labor, Occupational Safety and Health Administration, and Environmental Protection Agency. Failure to properly adhere to these and other applicable laws, rules and regulations could result in the imposition of penalties or adverse legal judgments and could adversely affect our business and our results of operations. Similarly, the cost of complying with newly-implemented laws, rules and regulations could adversely affect our business and our results of operations.

Risks associated with the suppliers from whom our raw materials and products are sourced could materially adversely affect our sales and profitability.

We utilize a large number of suppliers located in various parts of the world to obtain raw materials, private brand merchandise, and other products. If any of our key vendors fail to supply us with products, we may not be able to meet the demands of our customers, and our sales and profitability could be adversely affected.

We purchase a significant portion of our inventory from manufacturers located in China. Changes in trade regulations (including tariffs on imports) could increase the cost of those items. Although our purchases are denominated in U.S. dollars, changes in the Chinese currency exchange rate against the U.S. dollar or other foreign currencies could cause our vendors to increase the prices of items we purchase from them. The occurrence of any of these events could materially adversely affect our results of operations.

Our ability to find qualified vendors that meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the United States. Merchandise quality issues, product safety concerns, trade restrictions, difficulties in enforcing intellectual property rights in foreign countries, work stoppages, transportation capacity and costs, tariffs, political or financial instability, foreign currency exchange rates, monetary, tax and fiscal policies, inflation, deflation, outbreak of pandemics and other factors relating to foreign trade are beyond our control. These and other issues affecting our vendors could materially adversely affect our sales and profitability.

Our business is heavily dependent upon information systems, which could result in higher maintenance costs and business disruption.

Our business is heavily dependent upon information systems, given the number of individual transactions we process each year. Our information systems include an in-store point-of-sale system that provides information used to track sales performance, inventory replenishment, product availability information, product margin information and customer information. In addition, we are in the process of upgrading our in-store point-of-sale system and related processes. These systems are complex and require integration with each other, with some of our service providers, and with business processes, which may increase the risk of disruption.

Our information systems are also subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and usage errors by our employees. If we encounter damage to our systems, difficulty implementing new systems, or difficulty maintaining and upgrading current systems, our business operations could be disrupted, our sales could decline, and our expenses could increase.

Failure to protect the integrity and security of our customers’ information could expose us to litigation, as well as materially damage our standing with our customers.

Increasing costs associated with information security, including increased investments in technology, the costs of compliance with consumer protection laws, and costs resulting from consumer fraud could cause our business and our results of operations to be adversely affected. Additionally, if a significant compromise in the security of our customer information, including personal identification data, were to occur, it could materially adversely affect our reputation, business, results of operations, or financial condition, and could increase the costs we incur to protect against such security breaches.

We are subject to other litigation risks and may face liabilities as a result of allegations and negative publicity.

Our operations expose us to litigation risks, such as class action lawsuits involving employees, consumers and shareholders. For example, from time to time putative class actions have been brought against us relating to various labor matters. Defending against lawsuits and other proceedings may involve significant expense and divert management’s attention and resources from other matters. In addition, if any lawsuits were brought against us and resulted in a finding of substantial legal liability, it could cause significant reputational harm to us and otherwise materially adversely affect our business, results of operations, or financial condition.

Terrorist activities and governmental efforts to thwart them could materially adversely affect our results of operations.

A terrorist attack or series of attacks on the United States could have a significant adverse effect on its economy. This downturn in the economy could, in turn, materially adversely affect our results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility could cause greater uncertainty and cause the economy to suffer in ways that we cannot predict.

We conduct business outside the United States, which presents potential risks.

Some of our assets are held and a portion of our revenue is generated in Mexico, China and Hong Kong. Part of our growth strategy is to expand our international business because we believe the growth rates and the opportunity to implement operating improvements may be greater than those typically achievable in the United States. International operations entail significant risks and uncertainties, including, without limitation:

•	Economic, social and political instability in any particular country or region
•	Changes in currency exchange rates
•	Changes in government restrictions on converting currencies or repatriating funds
•	Unexpected changes in foreign laws and regulations or in trade, monetary or fiscal policies
•	High inflation and monetary fluctuations
•	Changes in restrictions on imports and exports
•	Difficulties in hiring, training and retaining qualified personnel, particularly finance and accounting personnel with U.S. GAAP expertise
•	Inability to obtain access to fair and equitable political, regulatory, administrative and legal systems
•	Changes in government tax policy
•	Difficulties in enforcing our contractual rights or enforcing judgments or obtaining a just result in local jurisdictions
•	Potentially adverse tax consequences of operating in multiple jurisdictions

Any of these factors, by itself or in combination with others, could materially adversely affect our business, results of operations or financial condition.

We may be unable to keep existing stores in current locations or open new stores in desirable locations, which could adversely affect our sales and profitability.

We may be unable to keep existing stores in current locations or open new stores in desirable locations in the future. We compete with other retailers and businesses for suitable locations for our stores. Local land use, local zoning issues, environmental regulations and other regulations may affect our ability to find suitable locations and also influence the cost of leasing, building or buying our stores. We also may have difficulty negotiating real estate leases and purchase agreements on acceptable terms. Further, to relocate or open new stores successfully, we must hire and train employees for the new location. Construction, environmental, zoning and real estate delays may negatively affect store openings and increase costs and capital expenditures. In addition, when we open new stores in markets where we already have a presence, our existing locations may experience a decline in sales as a result, and when we open stores in new markets, we may encounter difficulties in attracting customers due to a lack of customer familiarity with our brand, our lack of familiarity with local customer preferences, and seasonal differences in the market. We cannot be certain that new or relocated stores will produce the anticipated sales or return on investment or that existing stores will not be adversely affected by new or expanded competition in their market areas.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.
Information on our properties is located in MD&A and the financial statements included in this Annual Report on Form 10-K and is incorporated into this Item 2 by reference.

The following items are discussed further in the Notes to Consolidated Financial Statements:

Property, Plant and Equipment	Note 3
Commitments and Contingencies	Note 13

We lease, rather than own, most of our retail facilities. Our stores are located in shopping malls, stand-alone buildings and shopping centers owned by other entities. We lease administrative offices throughout the United States and one manufacturing plant in China. We closed our leased distribution center in Columbus, Ohio, during the first half of 2008. We own the property on which our five distribution centers and two manufacturing facilities are located within the United States. In 2008, we amended the lease for the buildings and certain property at our corporate headquarters located in downtown Fort Worth, Texas. The amended lease is for a reduced amount of space, requires no lease payments, and expires in June of 2011, with one two-year option to renew approximately half of the space at market-based rents.

RETAIL LOCATIONS
The table below shows our retail locations at December 31, 2009, allocated among U.S. and Mexico company-operated stores, kiosks and dealer and other outlets.

	Average
	Store Size	At December 31,
	(Sq. Ft.)	2009	2008	2007
U.S. RadioShack company-operated stores	2,504	4,476	4,453	4,447
Kiosks (1) (2) (3) (4)	76	562	688	739
Mexico RadioShack company-operated stores	1,288	204	200	--
Dealer and other outlets (5)	N/A	1,321	1,411	1,484
Total number of retail locations		6,563	6,752	6,670

(1)
In April 2009 we agreed with Sprint Nextel to cease our arrangement to jointly operate the Sprint-branded kiosks in operation at that date. This agreement allowed us to operate these kiosks under the Sprint name for a reasonable period of time, allowing us to transition the kiosks to a new format. In August 2009, we transitioned these kiosks to multiple wireless carrier RadioShack-branded locations. We managed and reported 111 of these locations as extensions of existing RadioShack company-operated stores located in the same shopping malls at December 31, 2009.

(2)
In February 2009, we signed a contract extension with Sam’s Club through March 31, 2011, with a transition period ending June 30, 2011, to continue operating kiosks in certain Sam’s Club locations. As part of the terms of the contract extension, we assigned the operation of 66 kiosk locations to Sam’s Club in 2009. We will assign at least 22 locations to Sam’s Club in 2010, and Sam’s Club still has the right to assume the operations of up to 23 additional kiosk locations.

(3)
We are currently conducting a test rollout of kiosk locations in approximately 100 Target stores. This test will be completed in 2010. At the conclusion of the test, a determination will be made with Target regarding whether these operations will be expanded or closed.

(4)	The decrease of 51 locations during 2008 was primarily related to our decision not to renew leases on underperforming Sprint-branded kiosks.
(5)	Our dealer and other outlets decreased by 90 and 73 locations, net of new openings, during 2009 and 2008, respectively. These declines were primarily due to the closure of lower volume outlets.

Real Estate Owned and Leased
	Approximate Square Footage At December 31,
	2009			2008
(In thousands)	Owned	Leased	Total	Owned	Leased	Total
Retail
RadioShack company- operated stores	10	11,209	11,219	13	11,141	11,154
Kiosks	--	43	43	--	68	68
Mexico company- operated stores	--	263	263	--	253	253
Support Operations
Manufacturing	134	320	454	134	320	454
Distribution centers and office space	2,077	334	2,411	2,229	1,021	3,250
	2,221	12,169	14,390	2,376	12,803	15,179

Below is a listing at December 31, 2009, of our retail locations within the United States and its territories:

	U.S. RadioShack Stores	Kiosks	Dealers and Other *	Total
Alabama	48	11	34	93
Alaska	--	--	23	23
Arizona	79	11	29	119
Arkansas	25	3	40	68
California	550	108	43	701
Colorado	63	16	34	113
Connecticut	70	2	2	74
Delaware	19	1	--	20
Florida	299	35	28	362
Georgia	100	23	44	167
Hawaii	24	--	--	24
Idaho	19	--	17	36
Illinois	173	16	36	225
Indiana	98	15	42	155
Iowa	35	2	47	84
Kansas	37	4	30	71
Kentucky	56	5	37	98
Louisiana	67	9	17	93
Maine	22	3	12	37
Maryland	98	12	7	117
Massachusetts	113	2	5	120
Michigan	120	23	48	191
Minnesota	62	19	37	118
Mississippi	37	6	21	64
Missouri	72	4	53	129
Montana	7	--	28	35
Nebraska	21	2	20	43
Nevada	38	6	9	53
New Hampshire	32	4	6	42
New Jersey	159	12	6	177
New Mexico	32	5	13	50
New York	333	14	17	364
North Carolina	124	22	40	186
North Dakota	6	--	5	11
Ohio	187	14	33	234
Oklahoma	39	--	31	70
Oregon	51	--	25	76
Pennsylvania	210	20	29	259
Rhode Island	21	--	--	21
South Carolina	53	8	22	83
South Dakota	11	--	12	23
Tennessee	68	15	31	114
Texas	374	68	92	534
Utah	28	8	19	55
Vermont	9	--	7	16
Virginia	124	14	40	178
Washington	91	6	33	130
West Virginia	28	3	8	39
Wisconsin	70	10	49	129
Wyoming	7	1	16	24

District of Columbia	13	--	--	13
Puerto Rico	51	--	--	51
U.S. Virgin Islands	3	--	--	3
	4,476	562	1,277	6,315
*  Does not include international dealers.

ITEM 3.  LEGAL PROCEEDINGS.

Refer to Note 13 – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 OF PART III).
The following is a list, as of February 9, 2010, of our executive officers and their ages and positions.

Name	Position (Date Appointed to Current Position)	Executive Officer Since	Age
Julian C. Day (1)	Chief Executive Officer and Chairman of the Board (July 2006)	2006	57
Lee D. Applbaum (2)	Executive Vice President – Chief Marketing Officer (September 2008)	2008	39
Bryan Bevin (3)	Executive Vice President – Store Operations (January 2008)	2008	47
James F. Gooch (4)	Executive Vice President and Chief Financial Officer (August 2006)	2006	42
John G. Ripperton (5)	Senior Vice President – Supply Chain (August 2006)	2006	56
Martin O. Moad (6)	Vice President and Controller (August 2007)	2007	53

There are no family relationships among the executive officers listed, and there are no undisclosed arrangements or understandings under which any of them were appointed as executive officers. All executive officers of RadioShack Corporation are appointed by the Board of Directors to serve until their successors are appointed or until their death, resignation, retirement, or removal from office.

(1)
Mr. Day was appointed Chief Executive Officer and Chairman of the Board of RadioShack in July 2006.  Prior to his appointment, Mr. Day was a private investor. Mr. Day became the President and Chief Operating Officer of Kmart Corporation, a mass merchandising company, in March 2002 and served as Chief Executive Officer of Kmart from January 2003 to October 2004. Following the merger of Kmart and Sears, Roebuck and Co., a broadline retailer, Mr. Day served as a Director of Sears Holding Corporation (the parent company of Sears, Roebuck and Co. and Kmart Corporation) until April 2006. Mr. Day joined Sears as Executive Vice President and Chief Financial Officer in 1999, and was promoted to Chief Operating Officer and a member of the Office of the Chief Executive, where he served until 2002.

(2)
Mr. Applbaum was appointed Executive Vice President and Chief Marketing Officer in September 2008. Previously, Mr. Applbaum was Chief Marketing Officer for The Schottenstein Stores Corporation, a private retail holding company, from February 2007 until August 2008, and Senior Vice President and Chief Marketing Officer for David's Bridal Group, a national bridal retailer, from April 2004 until February 2007.  Prior to joining David's Bridal Group, Mr. Applbaum served in various capacities for Footstar, Inc., a footwear retail holding company, from April 2000 until April 2004, including Chief Marketing Officer of Footstar Athletic and Vice President of Marketing for Footaction USA.

(3)
Mr. Bevin was appointed Executive Vice President – Store Operations in January 2008. Before joining RadioShack, Mr. Bevin was Senior Vice President, U.S. Operations, for Blockbuster Entertainment, a media entertainment company, from January 2006 until October 2007, and Senior Vice President/General Manager – Games from June 2005 until December 2005. Prior to joining Blockbuster, Mr. Bevin was Vice President of Retail for Cingular, a wireless mobile communications provider, and Managing Director for Interactive Telecom Solutions, a telecommunications management firm.

(4)
Mr. Gooch was appointed Executive Vice President and Chief Financial Officer in August 2006.  Previously, Mr. Gooch served as Executive Vice President – Chief Financial Officer of Entertainment Publications, a discount and promotions company, from May 2005 to August 2006.  From 1996 to May 2005, Mr. Gooch served in various positions at Kmart Corporation, a mass merchandising company, including Vice President, Controller and Treasurer, and Vice President, Corporate Financial Planning and Analysis.

(5)
Mr. Ripperton was appointed Senior Vice President – Supply Chain Management in August 2006. Mr. Ripperton joined RadioShack in 2000 and has served as Vice President – Distribution, Division Vice President - Distribution, Group General Manager, and Distribution Center Manager.

(6)
Mr. Moad was appointed Vice President and Controller in August 2007. He has worked for RadioShack for more than 25 years, and has served as Vice President and Treasurer, Vice President - Investor Relations, Director - Investor Relations, Vice President – Controller (InterTAN, Inc.), Vice President – Assistant Secretary (InterTAN, Inc.), Assistant Secretary (InterTAN, Inc.), Controller – International Division, and Staff Accountant – International Division.  InterTAN, Inc. was an NYSE-registered spin-off of RadioShack’s international units.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE RANGE OF COMMON STOCK
Our common stock is listed on the New York Stock Exchange and trades under the symbol "RSH." The following table presents the high and low trading prices for our common stock, as reported in the composite transaction quotations of consolidated trading for issues on the New York Stock Exchange, for each quarter in the two years ended December 31, 2009.

			Dividends
Quarter Ended	High	Low	Declared
December 31, 2009	$20.57	$14.82	$0.25
September 30, 2009	17.45	12.66	--
June 30, 2009	15.20	8.38	--
March 31, 2009	12.95	6.47	--

December 31, 2008	$17.28	$8.06	$0.25
September 30, 2008	19.90	11.56	--
June 30, 2008	17.62	11.93	--
March 31, 2008	19.46	13.31	--

HOLDERS OF RECORD
At February 16, 2010, there were 18,050 holders of record of our common stock.

DIVIDENDS
The Board of Directors annually reviews our dividend policy. On November 9, 2009, our Board of Directors declared an annual dividend of $0.25 per share. The dividend was paid on December 16, 2009, to stockholders of record on November 27, 2009.

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
October 1 – 31, 2009	1,732	(3)	$15.58	--	$290,042,027
November 1 – 30, 2009	--		--	--	$290,042,027
December 1 – 31, 2009	--		--	--	$290,042,027
Total	1,732			--

(1)
RadioShack announced a $200 million share repurchase program on July 24, 2008, which has no stated expiration date. On August 20, 2009, we announced a $200 million increase in this share repurchase program. As of December 31, 2009, $290 million of the total authorized amount was available for share repurchases under this program.

(2)	During the period covered by this table, no publicly announced program expired or was terminated, and no determination was made by RadioShack to suspend or cancel purchases under our program.
(3)	Shares acquired by RadioShack for tax withholdings upon vesting of restricted stock awards, which were not repurchased pursuant to a share repurchase program.

RADIOSHACK STOCK COMPARATIVE PERFORMANCE GRAPH

The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any of our future filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference in the filing.

The graph below compares the cumulative total shareholder return on RadioShack common stock for the last five years with the cumulative total return on the Standard & Poor's 500 Index, of which we are a component, and the Standard & Poor's Specialty Retail Index, of which we are also a component. The S&P Specialty Retail Index is a capitalization-weighted index of domestic equities traded on the NYSE and NASDAQ, and includes high-capitalization stocks representing the specialty retail sector of the S&P 500. The graph assumes an investment of $100 at the close of trading on December 31, 2004, in RadioShack common stock, the S&P 500 Index and the S&P Specialty Retail Index.

	12/04	12/05	12/06	12/07	12/08	12/09
RadioShack Corporation	$100.00	$64.66	$52.34	$53.32	$38.77	$64.19
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
S&P Specialty Retail Index	100.00	103.11	110.49	92.19	70.48	94.97

* Cumulative Total Return assumes dividend reinvestment.

Information Source: Standard & Poor's, a division of The McGraw-Hill Companies Inc.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED).

RADIOSHACK CORPORATION AND SUBSIDIARIES
	Year Ended December 31,
(Dollars and shares in millions, except per share amounts, ratios, locations and square footage)	2009	2008 (4)	2007	2006 (5)	2005
Statements of Income Data
Net sales and operating revenues	$4,276.0	$4,224.5	$4,251.7	$4,777.5	$5,081.7
Operating income	$369.4	$322.2	$381.9	$156.9	$349.9
Net income	$205.0	$189.4	$236.8	$73.4	$267.0
Net income per share:
Basic	$1.63	$1.47	$1.76	$0.54	$1.80
Diluted	$1.63	$1.47	$1.74	$0.54	$1.79
Shares used in computing income per share:
Basic	125.4	129.0	134.6	136.2	148.1
Diluted	126.1	129.1	135.9	136.2	148.8
Gross profit as a percent of sales	45.9%	45.5%	47.6%	44.6%	44.6%
SG&A expense as a percent of sales	35.3%	35.7%	36.2%	37.9%	35.5%
Operating income as a percent of sales	8.6%	7.6%	9.0%	3.3%	6.9%
Balance Sheet Data
Inventories	$670.6	$636.3	$705.4	$752.1	$964.9
Total assets	$2,429.3	$2,254.0	$1,989.6	$2,070.0	$2,205.1
Working capital	$1,361.2	$1,154.4	$818.8	$615.4	$641.0
Capital structure:
Current debt	$41.6	$39.3	$61.2	$194.9	$40.9
Long-term debt	$627.8	$659.5	$348.2	$345.8	$494.9
Total debt	$669.4	$698.8	$409.4	$540.7	$535.8
Cash and cash equivalents less total debt	$238.8	$116.0	$100.3	$(68.7)	$(311.8)
Stockholders' equity	$1,048.3	$860.8	$769.7	$653.8	$588.8
Total capitalization (1)	$1,717.7	$1,559.6	$1,179.1	$1,194.5	$1,124.6
Long-term debt as a % of total capitalization (1)	36.6%	42.3%	29.5%	29.0%	44.0%
Total debt as a % of total capitalization (1)	39.0%	44.8%	34.7%	45.3%	47.6%
Book value per share at year end	$8.37	$6.88	$5.87	$4.81	$4.36
Financial Ratios
Return on average stockholders' equity	21.5%	22.9%	33.2%	11.8%	35.3%
Return on average assets	8.9%	9.3%	12.3%	3.4%	11.3%
Annual inventory turnover	3.6	3.5	3.3	2.9	2.7
Other Data
Adjusted EBITDA (2)	$462.3	$421.3	$494.6	$285.1	$473.7
Dividends declared per share	$0.25	$0.25	$0.25	$0.25	$0.25
Capital expenditures	$81.0	$85.6	$45.3	$91.0	$170.7
Number of retail locations at year end:
U.S. RadioShack company-operated stores	4,476	4,453	4,447	4,467	4,972
Kiosks	562	688	739	772	777
Mexico RadioShack company-operated stores	204	200	--	--	--
Dealer and other outlets	1,321	1,411	1,484	1,596	1,711
Total	6,563	6,752	6,670	6,835	7,460
Average square footage per U.S. RadioShack company-operated store	2,504	2,505	2,527	2,496	2,489
Comparable store sales increase (decrease) (3)	1.3%	(0.6%)	(8.2%)	(5.6%)	0.9%
Shares outstanding	125.2	125.1	131.1	135.8	135.0

This table should be read in conjunction with MD&A and the Consolidated Financial Statements and related Notes.

(1)	Capitalization is defined as total debt plus total stockholders' equity.
(2)
Adjusted EBITDA, a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation and amortization. Our calculation of adjusted EBITDA is also adjusted for other (loss) income and cumulative effect of change in accounting principle. The comparable financial measure to adjusted EBITDA under GAAP is net income. Adjusted EBITDA is used by management to evaluate the operating performance of our business for comparable periods and is a metric used in the computation of annual and long-term incentive management bonuses. Adjusted EBITDA should not be used by investors or others as the sole basis for formulating investment decisions as it excludes a number of important items. We compensate for this limitation by using GAAP financial measures as well in managing our business. In the view of management, adjusted EBITDA is an important indicator of operating performance because adjusted EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs.

(3)
Comparable store sales include the sales of U.S. RadioShack company-operated stores and kiosks with more than 12 full months of recorded sales. Following the termination of the Sprint-branded kiosk business, these former Sprint-branded kiosks were transformed into multiple wireless carrier RadioShack-branded locations. We managed and reported 111 of these locations as extensions of existing RadioShack company-operated stores located in the same shopping malls at December 31, 2009; current year results of such kiosks are included with these RadioShack company-operated stores for purposes of comparable store sales. For more information regarding the transition of the Sprint-branded kiosks to RadioShack-branded locations, see Item 1 – “Business” in this Annual Report on Form 10-K.

(4)
Due to our adoption of the FASB’s new rules regarding accounting for convertible debt, certain 2008 amounts have been adjusted from the amounts included in our Annual Report on Form 10-K for the year ended December 31, 2008. Refer to Note 2 – “Summary of Significant Accounting Policies” under the section titled “New Accounting Standards” in the Notes to Consolidated Financial Statements for discussion of these adjustments.

(5)
These amounts were affected by our 2006 restructuring program. For more information, please refer to our Consolidated Financial Statements and related Notes included in our 2006 Annual Report on Form 10-K.

The following table is a reconciliation of adjusted EBITDA to net income.

	Year Ended December 31,
(In millions)	2009	2008 (4)	2007	2006 (5)	2005
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$462.3	$421.3	$494.6	$285.1	$473.7

Interest expense, net of interest income	(39.3)	(20.3)	(16.2)	(36.9)	(38.6)
Provision for income taxes	(123.5)	(110.1)	(129.8)	(38.0)	(51.6)
Depreciation and amortization	(92.9)	(99.1)	(112.7)	(128.2)	(123.8)
Other (loss) income	(1.6)	(2.4)	0.9	(8.6)	10.2
Cumulative effect of change in accounting principle, net of $1.8 million tax benefit	--	--	--	--	(2.9)
Net income	$205.0	$189.4	$236.8	$73.4	$267.0

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

OVERVIEW
Highlights related to the year ended December 31, 2009, include:

•
Net sales and operating revenues increased $51.5 million, or 1.2%, to $4,276.0 million when compared with last year. Comparable store sales increased 1.3%. This increase was driven primarily by increased sales in our Sprint Nextel postpaid wireless business, the addition of T-Mobile as a postpaid wireless carrier in our company-operated stores, increased sales of prepaid wireless handsets and airtime, increased sales of netbooks, and increased sales of digital televisions, but was partially offset by sales declines in GPS products, digital-to-analog converter boxes, wireless accessories, digital music players, batteries, and digital cameras. Consolidated net sales and operating revenues also benefited from the consolidation of our Mexico subsidiary for all of 2009.

•
Gross margin increased 40 basis points to 45.9% from last year. Gross margin was positively impacted by improved product mix combined with fewer markdowns as a result of more effective promotional productivity, inventory management and higher sell-through of seasonal products.

•
Selling, general and administrative (“SG&A”) expense decreased $1.9 million when compared with last year. As a percentage of net sales and operating revenues, SG&A decreased by 40 basis points to 35.3%. Significant changes within SG&A expense include the full year results of our Mexican subsidiary, more incentive compensation, and lower advertising expense.

•	As a result of the factors above, operating income increased $47.2 million, or 14.6%, to $369.4 million when compared with last year.

•	Net income increased $15.6 million to $205.0 million when compared with last year. Net income per diluted share was $1.63 compared with $1.47 last year.

•	Adjusted EBITDA increased $41.0 million, or 9.7%, to $462.3 million when compared with last year.

RESULTS OF OPERATIONS

Due to our adoption of the FASB’s new rules regarding accounting for convertible debt, certain 2008 amounts have been adjusted from the amounts included in our Annual Report on Form 10-K for the year ended December 31, 2008. Refer to Note 2 – “Summary of Significant Accounting Policies” under the section titled “New Accounting Standards” in the Notes to Consolidated Financial Statements for discussion of these adjustments.

Net Sales and Operating Revenues

Consolidated net sales increased 1.2% or $51.5 million to $4,276.0 million for the year ended December 31, 2009, compared with $4,224.5 million in 2008. This increase was primarily due to a comparable store sales increase of 1.3% in 2009. The increase in comparable store sales was driven primarily by increased sales in our wireless and modern home platforms, but was partially offset by decreased sales in our accessory and personal electronics platforms.

Consolidated net sales and operating revenues for our two reportable segments and other sales are as follows:

	Year Ended December 31,
(In millions)	2009	2008	2007
U.S. RadioShack company-operated stores	$3,650.9	$3,611.1	$3,637.7
Kiosks	250.0	283.5	297.0
Other (1)	375.1	329.9	317.0
Consolidated net sales and operating revenues	$4,276.0	$4,224.5	$4,251.7

Consolidated net sales and operating revenues increase (decrease)	1.2%	(0.6%)	(11.0%)
Comparable store sales increase (decrease) (2)	1.3%	(0.6%)	(8.2%)

(1)	Net sales and operating revenues for 2009 include the consolidation of our Mexican subsidiary.
(2)
Comparable store sales include the sales of U.S. RadioShack company-operated stores and kiosks with more than 12 full months of recorded sales. Following the termination of the Sprint-branded kiosk business, these former Sprint-branded kiosks were transformed into multiple wireless carrier RadioShack-branded locations. We managed and reported 111 of these locations as extensions of existing RadioShack company-operated stores located in the same shopping malls at December 31, 2009; current year results of such kiosks are included with these RadioShack company-operated stores for purposes of comparable store sales. For more information regarding the transition of the Sprint-branded kiosks to RadioShack-branded locations, see Item 1 – “Business” in this Annual Report on Form 10-K.

The following table provides a summary of our consolidated net sales and operating revenues by platform and as a percent of net sales and operating revenues. These consolidated platform sales include sales from our U.S. RadioShack company-operated stores and kiosks, as well as other sales.

	Consolidated Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2009		2008		2007
Wireless	$1,633.3	38.2%	$1,387.3	32.8%	$1,415.8	33.3%
Accessory	1,058.6	24.8	1,174.6	27.8	1,019.2	24.0
Modern home	561.0	13.1	531.8	12.6	557.1	13.1
Personal electronics	454.9	10.6	549.2	13.0	657.2	15.5
Power	227.6	5.3	244.9	5.8	251.7	5.9
Technical	181.1	4.2	184.6	4.4	185.5	4.4
Service	115.3	2.7	95.5	2.3	100.3	2.3
Other sales (1)	44.2	1.1	56.6	1.3	64.9	1.5
Consolidated net sales and operating revenues	$4,276.0	100.0%	$4,224.5	100.0%	$4,251.7	100.0%

(1)	Other sales include outside sales from repair services and outside sales of our global sourcing operations and domestic and overseas manufacturing facilities.

2009 COMPARED WITH 2008

U.S. RadioShack Company-Operated Stores Segment

The following table provides a summary of our net sales and operating revenues by platform and as a percent of net sales and operating revenues for the U.S. RadioShack company-operated stores segment.

	Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2009		2008		2007
Wireless	$1,342.1	36.8%	$1,070.7	29.7%	$1,085.6	29.8%
Accessory	968.6	26.5	1,085.0	30.0	941.1	25.9
Modern home	471.8	12.9	462.6	12.8	494.5	13.6
Personal electronics	384.7	10.5	492.3	13.6	596.6	16.4
Power	204.7	5.6	227.3	6.3	235.8	6.5
Technical	167.3	4.6	170.9	4.7	173.3	4.7
Service	109.3	3.0	93.1	2.6	97.2	2.7
Other	2.4	0.1	9.2	0.3	13.6	0.4
Net sales and operating revenues	$3,650.9	100.0%	$3,611.1	100.0%	$3,637.7	100.0%

Sales in our wireless platform (includes postpaid and prepaid wireless handsets, commissions, residual income and communication devices such as scanners and GPS products) increased 25.3% in 2009. This sales increase was driven by increased sales in our Sprint Nextel postpaid wireless business, the addition of T-Mobile as a postpaid wireless carrier, and increased sales of prepaid wireless handsets. These increases were partially offset by decreased sales of GPS products.

Sales in our accessory platform (includes home entertainment, wireless, music, computer, video game and GPS accessories; media storage; power adapters; digital imaging products and headphones) decreased 10.7% in 2009. This sales decrease was primarily driven by decreased sales in digital-to-analog converter boxes, wireless accessories, imaging accessories, and media storage, but was partially offset by increased sales of television antennas. Consolidated sales of converter boxes were $170.1 million and $204.8 million in 2009 and 2008, respectively. The decrease in converter box sales occurred in the second half of the year after the transition to digital television occurred in June 2009. We expect sales of converter boxes to be minimal in 2010.

Sales in our modern home platform (includes home audio and video end-products, personal computing products, residential telephones, and Voice over Internet Protocol (“VoIP”) products) increased 2.0% in 2009. In this platform we recorded sales gains in netbooks, digital televisions, and VoIP products, which were substantially offset by sales declines in laptops, residential telephones, and DVD players.

Sales in our personal electronics platform (includes digital cameras, digital music players, toys, satellite radios, video gaming hardware, camcorders, and general radios) decreased 21.9% in 2009. This decrease was driven primarily by sales declines in digital cameras, digital music players, video game consoles, satellite radios, and toys.

Sales in our power platform (includes general and special purpose batteries and battery chargers) decreased 9.9% in 2009. This decrease was primarily driven by decreased sales of both general and special purpose batteries. Our sales performance in this platform was negatively affected by the disruption during the transition process of the assortment to our Enercell brand. This transition process will be complete in the first quarter of 2010.

Sales in our technical platform (includes wire and cable, connectivity products, components and tools, and hobby products) decreased 2.1% in 2009. We recorded an increase in sales of wire and cable products, which was more than offset by decreased sales across most of the other product categories in this platform.

Sales in our service platform (includes prepaid wireless airtime, extended service plans, AT&T’s ConnecTech service, and bill payment revenue) increased 17.4% in 2009. This increase was driven primarily by increased sales of prepaid wireless airtime and extended service plans.

Kiosks Segment

Kiosk sales consist primarily of handset sales, postpaid and prepaid commission revenue and related wireless accessory sales. Kiosk sales decreased 11.8% or $33.5 million in 2009. We realized a sales increase in our Sam’s Club business, which was offset by a reduced number of kiosk locations. This decrease in locations was partially due to the closure of underperforming Sprint-branded kiosk locations in the first half of 2009 and the closure of the remainder of our Sprint-branded kiosks in the third quarter. For more information regarding the reduction in kiosk outlets, see the Retail Locations table in Item 2 – “Properties” in this Annual Report on Form 10-K.

In June 2009, Sam’s Club notified us of their intent to exercise their right to assume operation of certain kiosk locations. This could result in the transfer of up to approximately 45 kiosks to Sam’s Club starting in the first quarter of 2010. For more information regarding our arrangement with Sam’s Club, see the Kiosks section in Item 1 – “Business” in this Annual Report on Form 10-K.

Other Sales

Other sales include sales to our independent dealers, outside sales through our service centers, sales generated by our www.radioshack.com Web site and our Mexican subsidiary, sales to commercial customers, and outside sales of our global sourcing operations and manufacturing. Other sales increased $45.2 million or 13.7% in 2009. This sales increase was primarily attributable to the consolidation of our Mexican subsidiary for all of 2009, but was partially offset by decreased sales to our independent dealers. Our Mexican subsidiary represented less than 5% of consolidated net sales and operating revenues in 2009.

Gross Profit

Consolidated gross profit and gross margin are as follows:

	Year Ended December 31,
(In millions)	2009	2008	2007
Gross profit	$1,962.5	$1,922.7	$2,025.8
Gross profit increase (decrease)	2.1%	(5.1%)	(4.9%)

Gross margin	45.9%	45.5%	47.6%

Consolidated gross profit and gross margin for 2009 were $1,962.5 million and 45.9%, respectively, compared with $1,922.7 million and 45.5% in 2008, resulting in a 2.1% increase in gross profit dollars and a 40 basis point increase in our gross margin.

The improvement in gross margin was partially driven by improved product mix combined with fewer markdowns as a result of more effective promotional productivity, inventory management and higher sell-through of seasonal products.

Selling, General and Administrative Expense

Our consolidated SG&A expense decreased 0.1% or $1.9 million in 2009. This represents a 40 basis point decrease as a percentage of net sales and operating revenues compared to 2008.

The table below summarizes the breakdown of various components of our consolidated SG&A expense and its related percentage of total net sales and operating revenues.

	Year Ended December 31,
	2009		2008		2007
		% of		% of		% of
		Sales &		Sales &		Sales &
(In millions)	Dollars	Revenues	Dollars	Revenues	Dollars	Revenues
Compensation	$655.7	15.3%	$617.5	14.6%	$638.6	15.0%
Rent and occupancy	289.7	6.8	292.6	6.9	301.5	7.1
Advertising	193.0	4.5	214.5	5.1	208.8	4.9
Other taxes (excludes income taxes)	102.0	2.4	87.9	2.1	103.0	2.4
Utilities	55.3	1.3	58.7	1.4	61.4	1.4
Insurance	47.5	1.1	55.0	1.3	58.1	1.4
Credit card fees	37.7	0.9	37.7	0.9	37.8	0.9
Professional fees	23.9	0.6	23.7	0.6	16.6	0.4
Repairs and maintenance	22.3	0.5	19.5	0.5	14.1	0.3
Licenses	11.5	0.3	12.4	0.3	12.7	0.3
Printing, postage and office supplies	8.1	0.2	8.1	0.2	9.6	0.2
Matching contributions to savings plans	6.0	0.1	6.5	0.2	7.2	0.2
Recruiting, training & employee relations	5.4	0.1	6.9	0.2	6.8	0.2
Travel	4.6	0.1	5.4	0.1	5.2	0.1
Warranty and product repair	2.7	0.1	4.2	0.1	5.1	0.1
Other	42.5	1.0	59.2	1.2	52.0	1.3

	$1,507.9	35.3%	$1,509.8	35.7%	$1,538.5	36.2%

Compensation expense increased in dollars and as a percentage of net sales and operating revenues. This increase was driven by more incentive compensation and the consolidation of our Mexican subsidiary for all of 2009.

Total rent and occupancy decreased from 2008. This decrease was primarily driven by reduced rent related to our amended headquarters lease, discussed below, and the closing of our Sprint-branded kiosks. These decreases were partially offset by the consolidation of our Mexican subsidiary for all of 2009.

Advertising expense decreased in 2009 primarily due to reduced spending in the second quarter of the year. While our advertising expense in the second half of the year was consistent with the same period last year, we shifted a significant portion of our advertising expenditures from product specific promotional activities to building awareness of our new brand creative platform, THE SHACK™.

The increase in other taxes was partially driven by increased payroll taxes associated with increased compensation expense. Additionally, we recorded an $8.2 million sales and use tax benefit from the settlement of a sales tax issue in 2008.

Our insurance expense has decreased in recent years due to lower workers’ compensation costs. This has been the result of better claims experience during this time.

The decrease in other SG&A expense was primarily due to a $12.1 million non-cash charge recorded in connection with our amended headquarters lease in 2008. See below for further discussion.

Amended Corporate Headquarters Lease: In June 2008, Tarrant County College District (“TCC”) announced that it had purchased from Kan Am Grund Kapitalanlagegesellschaft mbH (“Kan Am”) the buildings and real property comprising our corporate headquarters in Fort Worth, Texas, which we had previously sold to Kan Am and then leased for a period of 20 years in a sale and lease-back transaction in December 2005.

In connection with the above sale to TCC, we entered into an agreement with TCC to convey certain personal property located in the corporate headquarters and certain real property located in close proximity to the corporate headquarters in exchange for an amended and restated lease to occupy a reduced portion of the corporate headquarters for a shorter time period. The amended and restated lease agreement provides for us to occupy approximately 40% of the corporate headquarters complex for a primary term of three years with no rental payments required during the term. The agreement also provides for one two-year option to renew approximately half of the space at market-based rents.

This agreement resulted in a non-cash net charge to other SG&A expense of $12.1 million for the second quarter of 2008. This net amount consisted of a net loss of $2.8 million related to the assets conveyed to TCC and a $9.3 million charge to reduce a receivable for economic development incentives associated with the corporate headquarters to its net realizable value.

Depreciation and Amortization

The table below gives a summary of our total depreciation and amortization by segment.

	Year Ended December 31,
(In millions)	2009	2008	2007
U.S. RadioShack company-operated stores	$45.8	$52.9	$53.4
Kiosks	3.2	5.8	6.3
Other	5.8	1.8	1.7
Unallocated	38.1	38.6	51.3
Total depreciation and amortization	$92.9	$99.1	$112.7

The table below provides an analysis of total depreciation and amortization.

	Year Ended December 31,
(In millions)	2009	2008	2007
Depreciation and amortization expense	$83.7	$87.9	$102.7
Depreciation and amortization included in cost of products sold	9.2	11.2	10.0
Total depreciation and amortization	$92.9	$99.1	$112.7

Total depreciation and amortization for 2009 declined $6.2 million or 6.3%. This decrease was primarily due to reduced capital expenditures in recent years when compared with prior years.

Impairment of Long-Lived Assets

Impairment of long-lived assets was $1.5 million and $2.8 million for 2009 and 2008, respectively. These amounts were related primarily to underperforming U.S. RadioShack company-operated stores and kiosk locations.

Net Interest Expense

Consolidated net interest expense, which is interest expense net of interest income, was $39.3 million for 2009 compared with $20.3 million for 2008.

Interest expense primarily consists of interest paid on the stated coupon rate for our outstanding bonds, the non-cash amortization of discounts and premiums on our outstanding bonds, cash paid or received on our interest rate swaps, and the non-cash change in fair value of our interest rate swaps in 2009. Interest expense increased $9.2 million in 2009. This increase was primarily driven by increased interest expense related to our 2013 convertible notes. These notes were outstanding for twelve months in 2009 and four months in 2008. This increase was partially offset by increased payments received on our interest rate swap contracts in 2009 and the repurchase of $43.2 million of our notes due in May 2011. Non-cash interest expense was $13.7 million in 2009 compared with $5.0 million in 2008.

Interest income decreased $9.8 million in 2009. This decrease was due to a lower interest rate environment in 2009, but was partially offset by larger average cash balances in 2009.

Other Loss

During 2009 we recorded a loss of $1.6 million compared with a loss of $2.4 million in 2008. The 2009 loss was recognized in conjunction with the repurchase of a portion of our 2011 Notes. The 2008 loss represented losses related to our derivative exposure to Sirius XM Radio, Inc. warrants as a result of our fair value measurements of these warrants. At December 31, 2008, the fair value of these warrants was zero, and these warrants expired in the first quarter of 2009.

Income Tax Expense

Our effective tax rate for 2009 was 37.6% compared with 36.8% for 2008. The 2009 effective tax rate was affected by the net reversal of approximately $6.1 million in previously unrecognized tax benefits, deferred tax assets and accrued interest due to the effective settlement of state income tax matters during the period. These discrete items lowered the effective tax rate by 1.9 percentage points.

The 2008 effective tax rate was affected by the execution of a closing agreement with respect to a Puerto Rico income tax matter during the year, which resulted in a credit to income tax expense; this discrete item lowered the effective tax rate for 2008 by 1.0 percentage point. In addition, the 2008 effective tax rate was affected by the net reversal of approximately $4.1 million in unrecognized tax benefits, deferred tax assets and accrued interest related to the settlement of various state income tax matters and the expiration of the statute of limitations with respect to our 2002 taxable year; this net reversal lowered the effective tax rate for 2008 by 1.4 percentage points.

2008 COMPARED WITH 2007

Net Sales and Operating Revenues

Consolidated net sales decreased 0.6% or $27.2 million to $4,224.5 million in 2008, from $4,251.7 million in 2007. This decrease was primarily due to a comparable store sales decline of 0.6% in 2008. The decrease in comparable store sales was primarily caused by decreased sales in our personal electronics and modern home platforms, but was offset by increased sales in our accessory platform.

U.S. RadioShack Company-Operated Stores Segment

Sales in our wireless platform decreased 1.4% in 2008. While we recorded sales gains related to our AT&T postpaid wireless business and prepaid wireless handsets, these gains were substantially offset by declines in the Sprint Nextel postpaid wireless business and, to a lesser extent, sales of GPS devices.

Sales in our accessory platform increased 15.3% in 2008. This increase was driven by sales of digital-to-analog television converter boxes. We also experienced sales gains in video game accessories in 2008. This increase was partially offset by decreases in wireless, music, and imaging accessories sales.

Sales in our modern home platform decreased 6.5% in 2008. This decrease was primarily the result of declines in sales of DVD players and recorders, cordless telephones, and flat panel televisions, but was partially offset by increased sales of laptop computers.

Sales in our personal electronics platform decreased 17.5% in 2008. This decrease was driven primarily by sales declines in digital music players, toys, and satellite radios, but was partially offset by increased sales of video game consoles.

Sales in our power platform decreased 3.6% in 2008. This decrease was primarily the result of decreased sales of certain special purpose and general purpose batteries.

Sales in our technical platform decreased 1.4% in 2008.

Sales in our service platform decreased 4.2% in 2008. This decrease was driven primarily by declines in bill payment revenue and sales of extended service plans, but was partially offset by increased sales of prepaid wireless airtime.

Kiosks Segment

Kiosk sales decreased 4.5% or $13.5 million in 2008. This sales decrease was driven primarily by a decline in the number of our Sprint-branded kiosks, but was partially offset by sales gains at our Sam’s Club kiosks.

Other Sales

Other sales increased $12.9 million or 4.1% in 2008. This sales increase was driven primarily by increased sales at our RadioShack.com Web site and the recognition of 100% of the sales for RadioShack de Mexico in the month of December. If we had owned 100% of RadioShack de Mexico for all of 2008, we would have recognized approximately $100 million in additional net sales and operating revenues for the year. Sales to independent dealers did not significantly change from 2007.

Gross Profit

Consolidated gross profit and gross margin for 2008 were $1,922.7 million and 45.5%, respectively, compared with $2,025.8 million and 47.6% in 2007, resulting in a 5.1% decrease in gross profit dollars and a 210 basis point decrease in our gross margin.

This decrease was primarily driven by increased sales of lower margin products such as digital-to-analog television converter boxes, video gaming products and accessories, and laptop computers, as well as a product shift away from higher-rate new activations to lower-rate existing customer upgrades in our postpaid wireless business. Gross margin was also negatively affected by lower average selling prices in GPS and media storage and by aggressive pricing required in our wireless platform in the first quarter to respond to a more competitive market environment.

Additionally, the 2007 gross margin was favorably affected by refunds for federal telecommunications excise taxes we recorded in 2007. A portion of these refunds totaling $18.8 million was recorded as a reduction to cost of products sold, which accounted for a 44 basis point increase in our gross margin.

Selling, General and Administrative Expense

Our consolidated SG&A expense decreased 1.9% or $28.7 million in 2008. This represents a 50 basis point decrease as a percentage of net sales and operating revenues compared with 2007.

Payroll and commissions expense decreased in dollars and as a percentage of net sales and operating revenues. This decrease was partially driven by lower incentive compensation paid to store and corporate personnel and fewer employees in our kiosk operations, distribution centers, and at our corporate headquarters. Additionally, in 2007 we reduced our accrued vacation liability by $14.3 million in connection with the modification of our employee vacation policy and recorded an $8.5 million charge for employee separation charges.

Rent expense decreased primarily due to lower rent expense associated with our corporate headquarters for the second half of 2008. See above for further discussion.

The decrease in other taxes was partially driven by reduced payroll taxes associated with the decreased compensation expense. Additionally, we recorded an $8.2 million sales and use tax benefit from the settlement of a sales tax issue.

The increase in other SG&A was primarily due to a $12.1 million non-cash charge recorded in connection with our amended headquarters lease in 2008 as previously discussed.

Depreciation and Amortization

Total depreciation and amortization for 2008 declined $13.6 million or 12.1%. This decrease was primarily due to reduced capital expenditures in 2006 and 2007 when compared with prior years.

Impairment of Long-Lived Assets

Impairment of long-lived assets and other charges was $2.8 million and $2.7 million for 2008 and 2007, respectively. These amounts were related primarily to our Sprint-branded kiosk operations and underperforming U.S. RadioShack company-operated stores. We recorded this amount based on the remaining estimated future cash flows related to these specific stores. It was determined that the net book value of many of the stores' long-lived assets was not recoverable. For the stores with insufficient estimated cash flows, we wrote down the associated long-lived assets to their estimated fair value.

Net Interest Expense

Consolidated interest expense, net of interest income, was $20.3 million for 2008 versus $16.2 million for 2007, an increase of $4.1 million or 25.3%.

Interest expense decreased $3.9 million to $34.9 million in 2008 from $38.8 million in 2007. This decrease was primarily attributable to lower interest rates on our floating rate debt exposure resulting from our interest rate swaps, but was partially offset by additional interest expense related to our 2013 convertible notes.

Interest income decreased $8.0 million to $14.6 million in 2008 from $22.6 million in 2007. This decrease was primarily due to a lower interest rate environment. Additionally, we recorded interest income related to the federal telecommunications excise tax refunds of $0.5 million in 2008 and $1.4 million in 2007.

Other (Loss) Income

During 2008 we recorded a loss of $2.4 million compared with income of $0.9 million in 2007. These amounts represent unrealized losses and gains related to our derivative exposure to Sirius XM Radio, Inc. warrants as a result of our fair value measurements of these warrants. At December 31, 2008, the fair value of these warrants was zero.

Income Tax Expense

Our effective tax rate for 2008 was 36.8% compared with 35.4% for 2007. The 2008 effective tax rate was affected by the execution of a closing agreement with respect to a Puerto Rico income tax issue during the year, which resulted in a credit to income tax expense; this discrete item lowered the effective tax rate for 2008 by 1.0 percentage point. In addition, the 2008 effective tax rate was affected by the net reversal of approximately $4.1 million in unrecognized tax benefits, deferred tax assets and accrued interest related to the settlement of various state income tax issues and the expiration of the statute of limitations with respect to our 2002 taxable year; this net reversal lowered the effective tax rate for 2008 by 1.4 percentage points.

The 2007 effective tax rate was affected by the net reversal in June 2007 of approximately $10.0 million in unrecognized tax benefits, deferred tax assets and accrued interest. This $10.0 million reversal lowered our effective tax rate 2.7 percentage points for the year ended December 31, 2007.

Acquisition of RadioShack de Mexico

In December 2008, we acquired the remaining interest (slightly more than 50%) of our Mexican joint venture - RadioShack de Mexico, S.A. de C.V. - with Grupo Gigante, S.A.B. de C.V. We now own 100% of this subsidiary, which consisted of 200 RadioShack-branded stores and 14 dealers throughout Mexico at the time of acquisition. The purchase price was $44.9 million which consisted of $42.2 million in cash paid and transaction costs, net of cash acquired, plus $2.7 million in assumed debt. The acquisition was accounted for using the purchase method of accounting in accordance with the FASB’s accounting guidance for business combinations. The purchase price allocation resulted in an excess of purchase price over net tangible assets acquired of $35.5 million, all of which was attributed to goodwill. The goodwill will not be subject to amortization for book purposes but rather an annual test for impairment. The premium we paid in excess of the fair value of the net assets acquired was based on the established business in Mexico and our ability to expand our business in Mexico and possibly other countries. The goodwill will not be deductible for tax purposes. Results of the acquired business have been included in our operations from December 1, 2008, and were immaterial for 2008. If we had owned 100% of RadioShack de Mexico for all of 2008, we would have recognized approximately $100 million in additional net sales and operating revenues for the year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 – “Summary of Significant Accounting Policies” under the section titled “New Accounting Standards” in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Operating Activities: Cash provided by operating activities in 2009 was $245.8 million, compared with $274.6 million in 2008. This decrease was primarily driven by less cash received from customers, dealers and service providers than in 2008. This decrease in cash receipts was attributable to higher outstanding accounts receivable balances at December 31, 2009, related to our increased commissions on wireless sales. We collected a significant portion of these receivables in early 2010. The decrease in cash received from customers, dealers and service providers was partially offset by less cash paid to suppliers and employees than in 2008; this was primarily attributable to our continued focus on managing our inventory and accounts payable balances. We also received less interest on our cash balance and paid more interest on our long-term debt than in 2008.

Investing Activities: Cash used in investing activities was $80.8 million and $124.3 million in 2009 and 2008, respectively. The decrease from 2008 was primarily the result of $42.0 million in cash paid in 2008 for our acquisition of RadioShack de Mexico. Capital expenditures of $81.0 million in 2009 were consistent with last year. Capital expenditures primarily relate to our U.S. RadioShack company-operated stores and information system projects.

Financing Activities: Net cash used in financing activities was $71.6 million in 2009 compared with net cash provided by financing activities of $154.8 million in 2008. This change was partially driven by the repurchase of $43.2 million of our 2011 Notes in 2009. The change was also driven by the issuance of our 2013 convertible notes and associated hedge and warrant transactions in 2008. We also repurchased $111.3 million of our common stock in 2008 under our share repurchase program, compared with no repurchases in 2009.

Free Cash Flow: Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $133.5 million in 2009, $157.7 million in 2008, and $300.9 million in 2007. The decrease in free cash flow for 2009 was attributable to decreased cash flow from operating activities as described above.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which was $245.8 million in 2009, $274.6 million in 2008, and $379.0 million in 2007. We do not intend for the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP, nor do we intend to imply that free cash flow represents cash flow available for discretionary expenditures.

The following table is a reconciliation of cash flows from operating activities to free cash flow.

	Year Ended December 31,
(In millions)	2009	2008	2007
Net cash provided by operating activities	$245.8	$274.6	$379.0
Less:
Additions to property, plant and equipment	81.0	85.6	45.3
Dividends paid	31.3	31.3	32.8

Free cash flow	$133.5	$157.7	$300.9

SOURCES OF LIQUIDITY

As of December 31, 2009, we had $908.2 million in cash and cash equivalents. Additionally, we have a credit facility of $325 million. As of December 31, 2009, we had $291.3 million available under this credit facility due to the issuance of standby letters of credit. We have not borrowed from this facility. We believe that our cash flows from operations and available cash and cash equivalents will adequately fund our operations, our capital expenditures, and our maturing debt obligations. Additionally, our credit facility is available for additional working capital needs or investment opportunities.

The table below lists our credit commitments from various financial institutions.

(In millions)	Commitment Expiration per Period
Credit Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Lines of credit	$325.0	$--	$325.0	$--	$--
Standby letters of credit	--	--	--	--	--
Total commercial commitments	$325.0	$--	$325.0	$--	$--

Available Financing: As of December 31, 2009, we had $291.3 million in borrowing capacity available under our existing credit facility due to the issuance of standby letters of credit. We incurred no borrowings from this facility during 2009. This facility expires in May of 2011.

Our $325 million credit facility provides us a source of liquidity. This facility is provided by a syndicate of lenders with a majority of the facility provided by Wells Fargo, Citigroup, and Bank of America. We incurred no borrowings from this facility in 2009. Interest charges under this facility are derived using a base LIBOR rate plus a margin which changes based on our credit ratings. Our credit facility has customary terms and covenants, and we were in compliance with these covenants at December 31, 2009.

Credit Ratings: Below are the agencies’ ratings by category, as well as their respective current outlook for the ratings, as of February 8, 2010.

Rating Agency	Rating	Outlook
Standard and Poor’s	BB	Stable
Moody's	Ba1	Stable
Fitch	BB	Stable

On October 20, 2009, Fitch updated our rating outlook to stable from negative. Other than the change in Fitch’s outlook, these ratings are consistent with the ratings and outlooks reported in our Annual Report on Form 10-K for the year ended December 31, 2008. Factors that could affect our future credit ratings include free cash flow and cash levels, changes in our operating performance, the adoption of a more aggressive financial strategy, the economic environment, conditions in the retail and consumer electronics industries, sales declines in comparable stores, our financial position and changes in our business strategy. If downgrades occur, which we do not expect, they will adversely affect our future borrowing costs, access to debt capital markets, vendor financing terms and future new store occupancy costs.

CASH REQUIREMENTS

Capital Expenditures: We anticipate that our capital expenditure requirements for 2010 will range from $100 million to $120 million. U.S. RadioShack company-operated store remodels and relocations, as well as information systems projects, will account for the majority of our anticipated 2010 capital expenditures. Cash and cash equivalents and cash generated from operating activities will be used to fund future capital expenditure needs.

Seasonal Inventory Buildup: Typically, our annual cash requirements for pre-seasonal inventory buildup range between $150 million and $250 million. The funding required for this buildup comes primarily from cash on hand and cash generated from net sales and operating revenues. Additionally, our credit facility could be utilized to fund the inventory buildup.

Contractual Obligations

The following tables, as well as the information contained in Note 5 - "Indebtedness and Borrowing Facilities" to our Notes to Consolidated Financial Statements, provide a summary of our various contractual commitments, debt and interest repayment requirements, and available credit lines.

The table below contains our known contractual commitments as of December 31, 2009.

(In millions)	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt obligations	$682.8	$--	$306.8	$376.0	$--
Interest obligations	64.6	32.0	27.1	5.5	--
Operating lease obligations	573.4	200.1	242.8	90.5	40.0
Purchase obligations (1)	314.1	292.7	20.8	0.6	--
Other long-term liabilities reflected on the balance sheet (2)	98.7		28.5	11.1	24.0
Total	$1,733.6	$524.8	$626.0	$483.7	$64.0

(1)	Purchase obligations include our product commitments, marketing agreements and freight commitments.
(2)
Includes a $35.1 million liability for unrecognized tax benefits. We are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time; therefore, the related balances have not been reflected in the ‘‘Payments Due by Period’’ section of the table.

For more information regarding long-term debt and lease commitments, refer to Note 5 – “Indebtedness and Borrowing Facilities” and Note 13 – “Commitments and Contingencies,” respectively, of our Notes to Consolidated Financial Statements.

2013 Convertible Notes: In August 2008, we issued $375 million principal amount of convertible senior notes due August 1, 2013, (the “2013 Convertible Notes”) in a private offering. Each $1,000 of principal of the 2013 Convertible Notes is initially convertible, under certain circumstances, into 41.2414 shares of our common stock (or a total of approximately 15.5 million shares), which is the equivalent of $24.25 per share, subject to adjustment upon the occurrence of specified events set forth under terms of the 2013 Convertible Notes. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, (the “excess conversion value”) may be paid in cash or in stock, at our option. Holders may convert their 2013 Convertible Notes into common stock on the net settlement basis described above at any time from May 1, 2013, until the close of business on July 29, 2013, or if, and only if, one of the following conditions has been met:

•
During any calendar quarter, and only during such calendar quarter, in which the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter exceeds 130% of the conversion price per share of common stock in effect on the last day of such preceding calendar quarter

•
During the five consecutive business days immediately after any 10 consecutive trading day period in which the average trading price per $1,000 principal amount of 2013 Convertible Notes was less than 98% of the product of the closing price of the common stock on such date and the conversion rate on such date

•	We make specified distributions to holders of our common stock or specified corporate transactions occur

The 2013 Convertible Notes were not convertible at the holders' option at any time during 2009.

Holders who convert their 2013 Convertible Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or delisting, the holders of the 2013 Convertible Notes may require us to repurchase for cash all or any portion of their 2013 Convertible Notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any. As of December 31, 2009, none of the conditions allowing holders of the 2013 Convertible Notes to convert or requiring us to repurchase the 2013 Convertible Notes had been met.

Concurrent with the issuance of the 2013 Convertible Notes, we entered into note hedge transactions with Citigroup and Bank of America whereby we have the option to purchase up to 15.5 million shares of our common stock at a price of $24.25 per share (the “Convertible Note Hedges”), and we sold warrants to the same financial institutions whereby they have the option to purchase up to 15.5 million shares of our common stock at a per share price of $36.60 (the “Warrants”). The Convertible Note Hedges and Warrants were structured to reduce the potential future share dilution associated with the conversion of the 2013 Convertible Notes. The Convertible Note Hedges and Warrants are separate contracts with the two financial institutions, are not part of the terms of the 2013 Convertible Notes, and do not affect the rights of holders under the 2013 Convertible Notes. A holder of the 2013 Convertible Notes does not have any rights with respect to the Convertible Note Hedges or Warrants.

The net proceeds retained by RadioShack as a result of the issuance of the 2013 Convertible Notes, the purchase of the Convertible Note Hedges, and the proceeds received from the issuance of the Warrants were approximately $319.2 million. We completed these transactions to secure a source of liquidity in preparation for our $300 million credit facility expiring in June of 2009. On September 11, 2008, we terminated this credit facility.

For a more detailed description of the 2013 Convertible Notes, Convertible Note Hedges and Warrants, please see Note 5 – “Indebtedness and Borrowing Facilities” and Note 6 – “Stockholders’ Equity” in the Notes to Consolidated Financial Statements.

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

In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100 million and $50 million, respectively, and both with maturities in May 2011. Our counterparty for these swaps is Citigroup. These swaps effectively convert a portion of our long-term fixed rate debt to a variable rate. For more information regarding our interest rate swaps, refer to Note 11 – “Derivative Financial Instruments.”

In September 2009, we completed a tender offer to purchase for cash any and all of these notes. Upon expiration of the offer, $43.2 million of the aggregate outstanding principal amount of the notes was validly tendered and accepted. We paid a total of $46.6 million, which consisted of the purchase price of $45.4 million for the tendered notes plus $1.2 million in accrued and unpaid interest, to the holders of the tendered notes.

Operating Leases: We use operating leases, primarily for our retail locations and our corporate campus, to lower our capital requirements.

Continuing Lease Obligations: We have obligations under retail leases for locations that we assigned to other businesses. The majority of these lease obligations arose from leases for which CompUSA Inc. (“CompUSA”) assumed responsibility as part of its purchase of our Computer City, Inc. subsidiary in August 1998. Because the company that assumed responsibility for these leases has ceased operations, we may be responsible for rent due under the leases.

Following an announcement by CompUSA in February 2007 of its intention to close as many as 126 stores and an announcement in December 2007 that it had been acquired by Gordon Brothers Group, CompUSA’s stores ceased operations in January 2008. We may be responsible for rent due on a portion of the leases that relate to the closed stores. As of February 8, 2010, we had been named as a defendant in a total of 12 lawsuits from lessors seeking payment from us, six of which had been resolved.

Based on all available information pertaining to the status of these lawsuits, and after applying the FASB’s accounting guidance on accounting for contingencies, the balance of our accrual for these obligations was $6.2 million and $9.0 million at December 31, 2009 and 2008, respectively. We have continued to monitor this situation and will update our accrual to reflect new information on outstanding litigation and settlements as more information becomes available.

Capitalization

The following table sets forth information about our capitalization on the dates indicated.

	December 31,
	2009		2008
(Dollars in millions)	Dollars	% of Total Capitalization	Dollars	% of Total Capitalization
Short-term debt	$41.6	2.4%	$39.3	2.5%
Long-term debt	627.8	36.6	659.5	42.3
Total debt	669.4	39.0	698.8	44.8
Stockholders’ equity	1,048.3	61.0	860.8	55.2
Total capitalization	$1,717.7	100.0%	$1,559.6	100.0%

Our debt-to-total capitalization ratio decreased in 2009 from 2008, due to the repurchase of $43.2 million of our 2011 Notes and an increase in stockholders’ equity primarily due to 2009 net income.

Dividends: We have paid common stock cash dividends for 23 consecutive years. On November 9, 2009, our Board of Directors declared an annual dividend of $0.25 per share. The dividend was paid on December 16, 2009, to stockholders of record on November 27, 2009. The dividend payment of $31.3 million was funded from cash on hand.

Share Repurchases: In July 2008, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $200 million of our common stock. In August 2009, our Board of Directors approved a $200 million increase in the dollar amount of this program. As of December 31, 2009, $290 million of the total authorized amount was available for share repurchases under this program. No shares were repurchased under this program in 2009.

OFF-BALANCE SHEET ARRANGEMENTS

Other than the operating leases described above, we do not have any off-balance sheet financing arrangements, transactions, or special purpose entities.

INFLATION

With the exception of increased energy costs in 2007 and the first half of 2008, inflation has not significantly affected us over the past three years. We do not expect inflation to have a significant effect on our operations in the foreseeable future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. The use of estimates is pervasive throughout our financial statements and is affected by management’s judgment and uncertainties. Our estimates, assumptions and judgments are based on historical experience, current market trends and other factors that we believe to be relevant and reasonable at the time the consolidated financial statements are prepared. We continually evaluate the information used to make these estimates as our business and the economic environment change. Actual results may differ materially from these estimates under different assumptions or conditions.

In the Notes to Consolidated Financial Statements, we describe the significant accounting policies used in the preparation of our consolidated financial statements. The accounting policies and estimates we consider most critical are revenue recognition; inventory valuation; estimation of reserves and valuation allowances specifically related to insurance, tax and legal contingencies; valuation of long-lived assets and intangibles, including goodwill; and stock-based compensation.

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

Revenue Recognition

Description
Our revenue is derived principally from the sale of name brand and private brand products and services to consumers. Revenue is recognized, net of an estimate for customer refunds and product returns, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

Certain products, such as wireless telephone handsets, require the customer to use the services of a third-party service provider. The third-party service provider pays us an upfront commission for obtaining a new customer and, in some cases, a monthly recurring residual amount based upon the ongoing arrangement between the service provider and the customer. Our sale of an activated wireless telephone handset is the single event required to meet the delivery criterion for both the upfront commission and the residual revenue. Upfront commission revenue, net of estimated service deactivations, is generally recognized at the time an activated wireless telephone handset is sold to the customer at the point-of-sale. Recurring residual income is recognized as earned under the terms of each contract with the service provider, which is typically as the service provider bills its customer, generally on a monthly basis.

Judgments and uncertainties involved in the estimate
Our revenue recognition accounting methodology contains uncertainties because it requires us to estimate future sales returns and service plan deactivations. These estimates are subject to management judgment. Our estimate for product refunds and returns, service plan deactivations, residual revenue and commission revenue adjustments are based on historical information pertaining to these items. Based on our extensive history in selling activated wireless telephone handsets, we have been able to establish reliable deactivation estimates.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to estimate sales returns or service deactivations during the past three fiscal years, and we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions for these items. However, if actual results differ from our estimates due to various factors, the amount of revenue recorded could be materially affected. A 10% difference in our reserves for the estimates noted above would have affected net sales and operating revenues by approximately $4.1 million in 2009.

Inventory Valuation

Description
Our inventory consists primarily of finished goods available for sale at our retail locations or within our distribution centers and is recorded at the lower of average cost (which approximates FIFO) or market. The cost components recorded within inventory are the vendor invoice cost and certain allocated freight, distribution, warehousing and other costs relating to merchandise acquisition required to bring the merchandise from the vendor to the location where it is offered for sale.

Judgments and uncertainties involved in the estimate
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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to establish our inventory valuation or the related reserves during the past three fiscal years, and we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to estimate our inventory valuation reserves. Differences between management estimates and actual performance and pricing of our merchandise could result in inventory valuations that differ from the amount recorded at the financial statement date and could also cause fluctuations in the amount of recorded cost of products sold. If our estimates regarding market value are inaccurate or changes in consumer demand affect certain products in an unforeseen manner, we may be exposed to material losses or gains in excess of our established valuation reserve. We believe that we have sufficient current and historical knowledge to record reasonable estimates for our inventory valuation reserves. However, it is possible that actual results could differ from recorded reserves.

Estimation of Reserves and Valuation Allowances

Description
The amount of liability we record for claims related to insurance, tax and legal contingencies requires us to make judgments about the amount of expenses that will ultimately be incurred. We are insured for certain losses related to workers' compensation, property and other liability claims, with deductibles up to $1.0 million per occurrence. This insurance coverage limits our exposure for any catastrophic claims that result in liability in excess of the deductible. We also have a self-insured health program administered by a third-party covering the majority of our employees that participate in our health insurance programs. We estimate the amount of our reserves for all insurance programs discussed above at the end of each reporting period. This estimate is based on historical claims experience, demographic factors, severity factors, and other factors we deem relevant.

We are subject to periodic audits from multiple domestic and foreign tax authorities related to income tax, sales and use tax, personal property tax, and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Our accounting for tax estimates and contingencies requires us to evaluate tax issues and establish reserves in our consolidated financial statements based on our estimate of current probable tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years; therefore, our estimated reserve balances might exist for multiple years before an issue is resolved by the taxing authority.

We are involved in legal proceedings and governmental inquiries associated with employment and other matters. Our accounting for legal contingencies requires us to estimate the probable losses in these matters. This estimate has been developed in consultation with in-house and outside legal counsel and is based upon a combination of litigation and settlement strategies.

Judgments and uncertainties involved in the estimate
Our liabilities for insurance, tax and legal contingencies contain uncertainties because we are required to make assumptions and to apply judgment to estimate the exposures associated with these items. We use our history and experience, as well as other specific circumstances surrounding these claims, in evaluating the amount of liability we should record. As additional information becomes available, we assess the potential liability related to our various claims and revise our estimates as appropriate. These revisions could materially affect our results of operations and financial position or liquidity.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to estimate our insurance reserves during the past three fiscal years, and we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions for these items. However, a 10% change in our insurance reserves at December 31, 2009, would have affected net income by approximately $5.0 million. As of December 31, 2009, actual losses had not exceeded our expectations. Additionally, for claims that exceed our deductible amount, we record a gross liability and corresponding receivable representing expected recoveries, since we are not legally relieved of our obligation to the claimant.

Although we believe that our tax and legal reserves are based on reasonable judgments and estimates, actual results could differ, which may expose us to material gains or losses in future periods. These actual results could materially affect our effective tax rate, earnings, deferred tax balances and cash flows in the period of resolution.

Valuation of Long-Lived Assets and Intangibles, including Goodwill

Description
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

We have acquired goodwill and other separately identifiable intangible assets related to business acquisitions. The original valuation of these intangible assets is based on estimates of future profitability, cash flows and other judgmental factors. Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  We review our goodwill and other intangible asset balances on an annual basis, during the fourth quarter, and whenever events or changes in circumstances indicate the carrying value of a reporting unit or an intangible asset might exceed their fair value.  If the carrying amount of an intagible asset or a reporting unit exceeds its fair value, we recognize an impairment loss for this difference.

Judgments and uncertainties involved in the estimate
Our impairment loss calculations for long-lived assets contain uncertainties because they require us to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and assumptions about market performance. We also apply judgment in the selection of a discount rate that reflects the risk inherent in our current business model.

Our impairment loss calculations for intangible assets and goodwill contain uncertainties because they require us to estimate fair values related to these assets. We estimate fair values based on various valuation techniques such as discounted cash flows and other comparable market analyses. These types of analyses contain uncertainties because they require us to make judgments and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors.

Effect if actual results differ from assumptions
We have not made any material changes in the accounting methodologies we use to assess impairment loss for long-lived assets, intangible assets, or goodwill during the past three fiscal years, and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use in calculating these impairment losses. However, if actual results or performance of certain business units are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our results of operations.

The total value of our goodwill and intangible assets at December 31, 2009, was $40.3 million. Of this amount, $35.6 million related to goodwill from the purchase of RadioShack de Mexico. Based on our most recent review of goodwill impairment, we noted that the fair values of our reporting units were substantially greater than their carrying values.

Stock-Based Compensation

Description
We have historically granted certain stock-based awards to employees and directors in the form of non-qualified stock options, incentive stock options, restricted stock and deferred stock units. See Note 2 - “Summary of Significant Accounting Policies” and Note 7 - “Stock-Based Incentive Plans” for a more complete discussion of our stock-based compensation programs.

At the date an award is granted, we determine the fair value of the award and recognize the compensation expense over the requisite service period, which typically is the period over which the award vests. The restricted stock and deferred stock units are valued at the fair market value of our stock on the date of grant. The fair value of stock options with only service conditions is estimated using the Black-Scholes-Merton option-pricing model. The fair value of stock options with service and market conditions is valued utilizing a lattice model with Monte Carlo simulations.

Judgments and uncertainties involved in the estimate
The Black-Scholes-Merton and lattice models require management to apply judgment and use highly subjective assumptions, including expected option life, volatility of stock prices, and employee forfeiture rate. We use historical data and judgment to estimate the expected option life and employee forfeiture rate, and use historical and implied volatility when estimating the stock price volatility. Changes in these assumptions can materially affect the fair value estimate.

Effect if actual results differ from assumptions
We have not made any material changes in the accounting methodologies used to record stock-based compensation during the past three years. While the assumptions that we develop are based on our best expectations, they involve inherent uncertainties based on market conditions and employee behavior that are outside of our control. If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. Additionally, if actual employee forfeitures significantly differ from our estimated forfeitures, we may have an adjustment to our financial statements in future periods. A 10% change in our stock-based compensation expense in 2009 would have affected our net income by approximately $1.2 million.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2009, the only derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks were interest rate swaps, which serve as an economic hedge on our long-term debt. We do not use derivatives for speculative purposes. Refer to Note 11 – “Derivative Financial Instruments” in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net investment position at December 31, 2009, of $670.5 million, consisting of fluctuating short-term investments of $820.5 million and offset by $150 million of indebtedness which, because of our interest rate swaps, effectively bears interest at short-term floating rates. A hypothetical increase or decrease of 100 basis points in the interest rate applicable to this floating-rate net exposure would result in a change in annual net interest expense of $6.7 million and an approximate $2.3 million change to the fair value of our interest rate swaps, which would also affect net interest expense. This hypothesis assumes no change in the principal or investment balance.

We have market risk arising from changes in foreign currency exchange rates related to our purchase of inventory from manufacturers located in China and other areas outside of the U.S. Our purchases are denominated in U.S. dollars; however, the strengthening of the Chinese currency, or other currencies, against the U.S. dollar could cause our vendors to increase the prices of items we purchase from them. It is not possible to estimate the effect of foreign currency exchange rate changes on our purchases of this inventory. We are also exposed to foreign currency fluctuations related to our Mexican subsidiary, which represented less than 5% of consolidated net sales and operating revenues in 2009.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We will file a definitive proxy statement with the Securities and Exchange Commission on or about April 16, 2010. The information called for by this Item with respect to directors and the Audit and Compliance Committee of the Board of Directors is incorporated by reference from the Proxy Statement for the 2010 Annual Meeting under the headings “Item 1 - Election of Directors” and “Meetings and Committees of the Board.” For information relating to our Executive Officers, see Part I of this report. The Section 16(a) reporting information is incorporated by reference from the Proxy Statement for the 2010 Annual Meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our Financial Code of Ethics is incorporated by reference from the Proxy Statement for the 2010 Annual Meeting under the heading “Corporate Governance – Code of Conduct and Financial Code of Ethics.”

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this Item with respect to executive compensation is incorporated by reference from the Proxy Statement for the 2010 Annual Meeting under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Non-Employee Director Compensation,” “Other Matters Involving Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Management Development and Compensation Committee on Executive Compensation.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the Proxy Statement for the 2010 Annual Meeting under the heading “Ownership of Securities.”

EQUITY COMPENSATION PLANS
The following table provides a summary of information as of December 31, 2009, relating to our equity compensation plans in which our common stock is authorized for issuance.

Equity Compensation Plan Information
(Share amounts in thousands)	(a) Number of shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders (1)	4,941	(2)	$16.28	11,230	(3)
Equity compensation plans not approved by shareholders (4)	5,606		$23.43	--
Total	10,547		$20.28	11,230

(1)
Includes the 1997 Incentive Stock Plan (“ISP”), the 2001 ISP, the 2004 Deferred Stock Unit Plan for Non-Employee Directors, the 2007 Restricted Stock Plan (“RSP”), and the 2009 ISP. Refer to Note 7 - “Stock-Based Incentive Plans” of our Notes to Consolidated Financial Statements for further information. The 1997 ISP expired on February 27, 2007, and no further grants may be made under this plan. The 2001 ISP and the 2007 RSP terminated upon shareholder approval of the 2009 ISP on May 21, 2009. No further grants may be made under the 2001 ISP or the 2007 RSP.

(2)	This amount includes approximately 331,000 shares of restricted stock and approximately 179,000 deferred stock units.
(3)	This amount includes approximately 736,000 deferred stock units.
(4)
Includes the 1999 ISP and options granted as an inducement grant in connection with our Chief Executive Officer’s employment with RadioShack in the third quarter of 2006. Refer to Note 7 for more information concerning the 1999 ISP and the third quarter 2006 inducement grant. The 1999 ISP expired on February 23, 2009, and no further grants may be made under this plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item with respect to certain relationships and transactions with management and others is incorporated by reference from the Proxy Statement for the 2010 Annual Meeting under the heading “Review and Approval of Transactions with Related Persons” and “Corporate Governance - Director Independence.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this Item with respect to principal accounting fees and services is incorporated by reference from the Proxy Statement for the 2010 Annual Meeting under the headings “Fees and Services of the Independent Auditors” and “Policy for Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.”

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Annual Report on Form 10-K.

1)	The financial statements listed in the "Index to Consolidated Financial Statements" on page 45.

2)   None

3)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as part of this report is set forth in the Index to Exhibits beginning on page 82, which immediately precedes such exhibits.

Certain instruments defining the rights of holders of our long-term debt are not filed as exhibits to this report because the total amount of securities authorized thereunder does not exceed ten percent of our total assets on a consolidated basis. We will furnish the SEC copies of such instruments upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, RadioShack Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIOSHACK CORPORATION

February 22, 2010	/s/ Julian C. Day
Julian C. Day
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of RadioShack Corporation and in the capacities indicated on this 22nd day of February, 2010.

Signature	Title

/s/ Julian C. Day	Chairman of the Board and Chief Executive Officer
Julian C. Day	(Principal Executive Officer)

/s/ James F. Gooch	Executive Vice President and Chief Financial Officer
James F. Gooch	(Principal Financial Officer)

/s/ Martin O. Moad	Vice President and Controller
Martin O. Moad	(Principal Accounting Officer)

/s/ Frank J. Belatti	Director	/s/ Jack L. Messman	Director
Frank J. Belatti		Jack L. Messman

/s/ Daniel R. Feehan	Director	/s/ Thomas G. Plaskett	Director
Daniel R. Feehan		Thomas G. Plaskett

/s/ H. Eugene Lockhart	Director	/s/ Edwina D. Woodbury	Director
H. Eugene Lockhart		Edwina D. Woodbury

RADIOSHACK CORPORATION

All financial statement schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RadioShack Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RadioShack Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 and Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt instruments in 2009 and the manner in which it accounts for income taxes in 2007, respectively.

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

PricewaterhouseCoopers LLP
Fort Worth, Texas
February 22, 2010

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended December 31,
	2009		2008		2007
		% of		% of		% of
(In millions, except per share amounts)	Dollars	Revenues	Dollars	Revenues	Dollars	Revenues
Net sales and operating revenues	$4,276.0	100.0%	$4,224.5	100.0%	$4,251.7	100.0%
Cost of products sold (includes depreciation amounts of $9.2 million, $11.2 million and $10.0 million, respectively)	2,313.5	54.1	2,301.8	54.5	2,225.9	52.4
Gross profit	1,962.5	45.9	1,922.7	45.5	2,025.8	47.6

Operating expenses:
Selling, general and administrative	1,507.9	35.3	1,509.8	35.7	1,538.5	36.2
Depreciation and amortization	83.7	2.0	87.9	2.1	102.7	2.4
Impairment of long-lived assets	1.5	--	2.8	0.1	2.7	--
Total operating expenses	1,593.1	37.3	1,600.5	37.9	1,643.9	38.6

Operating income	369.4	8.6	322.2	7.6	381.9	9.0

Interest income	4.8	0.1	14.6	0.3	22.6	0.5
Interest expense	(44.1)	(1.0)	(34.9)	(0.8)	(38.8)	(0.9)
Other (loss) income	(1.6)	--	(2.4)	--	0.9	--

Income before income taxes	328.5	7.7	299.5	7.1	366.6	8.6
Income tax expense	123.5	2.9	110.1	2.6	129.8	3.0

Net income	$205.0	4.8%	$189.4	4.5%	$236.8	5.6%

Net income per share:

Basic	$1.63		$1.47		$1.76

Diluted:	$1.63		$1.47		$1.74

Shares used in computing net income per share:

Basic	125.4		129.0		134.6

Diluted	126.1		129.1		135.9

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
(In millions, except for share amounts)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$908.2	$814.8
Accounts and notes receivable, net	322.5	241.9
Inventories	670.6	636.3
Other current assets	114.4	98.6
Total current assets	2,015.7	1,791.6

Property, plant and equipment, net	282.3	306.4
Goodwill, net	38.9	36.7
Other assets, net	92.4	119.3
Total assets	$2,429.3	$2,254.0

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$41.6	$39.3
Accounts payable	223.0	206.4
Accrued expenses and other current liabilities	359.0	367.3
Income taxes payable	30.9	24.2
Total current liabilities	654.5	637.2

Long-term debt	627.8	659.5
Other non-current liabilities	98.7	96.5
Total liabilities	1,381.0	1,393.2

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--
Common stock, $1 par value, 650,000,000 shares authorized;191,033,000 shares issued	191.0	191.0
Additional paid-in capital	161.8	152.5
Retained earnings	2,323.9	2,150.2
Treasury stock, at cost; 65,806,000 and 65,950,000 shares, respectively	(1,621.9)	(1,625.9)
Accumulated other comprehensive loss	(6.5)	(7.0)
Total stockholders’ equity	1,048.3	860.8
Total liabilities and stockholders’ equity	$2,429.3	$2,254.0

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2009	2008	2007
Cash flows from operating activities:
Net income	$205.0	$189.4	$236.8
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	92.9	99.1	112.7
Amortization of discount on convertible notes	13.8	5.0	--
Impairment of long-lived assets	1.5	2.8	2.7
Stock-based compensation	12.1	12.8	12.7
Net change in liability for unrecognized tax benefits	(5.0)	4.6	(11.9)
Deferred income taxes	7.6	11.7	16.5
Other non-cash items	5.4	13.5	(11.0)
Provision for credit losses and bad debts	0.4	0.6	0.4
Changes in operating assets and liabilities:
Accounts and notes receivable	(79.6)	15.2	(0.7)
Inventories	(34.7)	93.6	46.8
Other current assets	(2.8)	(8.7)	5.3
Accounts payable, accrued expenses, income taxes payable and other	29.2	(165.0)	(31.3)
Net cash provided by operating activities	245.8	274.6	379.0

Cash flows from investing activities:
Additions to property, plant and equipment	(81.0)	(85.6)	(45.3)
Proceeds from sale of property, plant and equipment	0.4	0.9	1.5
Acquisition of Mexican subsidiary, net of cash acquired	(0.2)	(42.0)	--
Other investing activities	--	2.4	1.8
Net cash used in investing activities	(80.8)	(124.3)	(42.0)

Cash flows from financing activities:
Repayments of borrowings	(43.2)	(5.0)	(150.0)
Payments of dividends	(31.3)	(31.3)	(32.8)
Changes in short-term borrowings and outstanding checks in excess of cash balances, net	2.2	(16.8)	10.7
Proceeds from exercise of stock options	0.7	--	81.3
Purchases of treasury stock	--	(111.3)	(208.5)
Issuance of convertible notes	--	375.0	--
Convertible notes issuance costs	--	(9.4)	--
Purchase of convertible notes hedges	--	(86.3)	--
Sale of common stock warrants	--	39.9	--
Net cash (used in) provided by financing activities	(71.6)	154.8	(299.3)

Net increase in cash and cash equivalents	93.4	305.1	37.7
Cash and cash equivalents, beginning of period	814.8	509.7	472.0
Cash and cash equivalents, end of period	$908.2	$814.8	$509.7

Supplemental cash flow information:
Interest paid	$30.3	$26.5	$42.6
Income taxes paid	122.4	123.2	112.2

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Shares at December 31,			Dollars at December 31,
(In millions)	2009	2008	2007	2009	2008	2007
Common stock
Beginning and end of year	191.0	191.0	191.0	$191.0	$191.0	$191.0

Treasury stock
Beginning of year	(65.9)	(59.9)	(55.2)	$(1,625.9)	$(1,516.5)	$(1,409.1)
Purchase of treasury stock	--	(6.1)	(8.7)	--	(111.3)	(208.5)
Issuance of common stock	0.1	0.1	0.5	3.1	1.9	12.8
Exercise of stock options	--	--	3.5	0.9	--	88.3
End of year	(65.8)	(65.9)	(59.9)	$(1,621.9)	$(1,625.9)	$(1,516.5)

Additional paid-in capital
Beginning of year				$152.5	$108.4	$92.6
Issuance of common stock				(1.7)	(1.3)	5.3
Exercise of stock options				(0.2)	--	(8.4)
Stock-based compensation				11.2	11.7	11.6
Net stock-based compensation income tax benefits				--	--	7.3
Conversion option of convertible notes				--	76.9	--
Purchase of convertible notes hedges				--	(86.3)	--
Tax benefit from purchase of convertible notes hedges				--	3.2	--
Sale of common stock warrants				--	39.9	--
End of year				$161.8	$152.5	$108.4

Retained earnings
Beginning of year				$2,150.2	$1,992.1	$1,780.9
Net income				205.0	189.4	236.8
Cash dividends declared				(31.3)	(31.3)	(32.8)
Cumulative effect of adoption of new accounting principle for uncertainty in income taxes				--	--	7.2
End of year				$2,323.9	$2,150.2	$1,992.1

Accumulated other comprehensive loss
Beginning of year				$(7.0)	$(5.3)	$(1.6)
Other comprehensive income (loss)				0.5	(1.7)	(3.7)
End of year				$(6.5)	$(7.0)	$(5.3)

Total stockholders' equity				$1,048.3	$860.8	$769.7

Comprehensive income
Net income				$205.0	$189.4	$236.8
Other comprehensive income (loss), all net of tax:
Foreign currency translation adjustments				1.1	(2.5)	(4.0)
Pension adjustments				(0.5)	0.8	0.4
Amortization of gain on cash flow hedge				(0.1)	--	(0.1)
Other comprehensive income (loss)				0.5	(1.7)	(3.7)
Comprehensive income				$205.5	$187.7	$233.1

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Notes to our Consolidated Financial Statements are important and should be read in conjunction with your review of the Consolidated Financial Statements. Below is a list of the notes.

Note 1	Description of Business
Note 2	Summary of Significant Accounting Policies
Note 3	Supplemental Balance Sheet Disclosures
Note 4	Acquisitions
Note 5	Indebtedness and Borrowing Facilities
Note 6	Stockholders’ Equity
Note 7	Stock-Based Incentive Plans
Note 8	Employee Benefit Plans
Note 9	Income Taxes
Note 10	Net Income Per Share
Note 11	Derivative Financial Instruments
Note 12	Fair Value Measurements
Note 13	Commitments and Contingencies
Note 14	Corporate and Field Headcount Reduction
Note 15	Segment Reporting
Note 16	Quarterly Data (Unaudited)

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

U.S. RADIOSHACK COMPANY-OPERATED STORES
At December 31, 2009, we operated 4,476 U.S. company-operated stores under the RadioShack brand located throughout the United States, as well as in Puerto Rico and the U.S. Virgin Islands. These stores are located in major shopping malls and strip centers, as well as individual storefronts. Each location carries a broad assortment of both name brand and private brand consumer electronics products.

Our product lines are categorized into a number of platforms. Our wireless platform includes postpaid and prepaid wireless handsets and communication devices such as scanners and GPS products. Our accessory platform includes home entertainment, wireless, music, computer, video game and GPS accessories; media storage; power adapters; digital imaging products and headphones. Our modern home platform includes home audio and video end-products, personal computing products, residential telephones, and Voice over Internet Protocol products. Our personal electronics platform includes digital cameras, digital music players, toys, satellite radios, video gaming hardware, camcorders, and general radios. Our power platform includes general and special purpose batteries and battery chargers. Our technical platform includes wire and cable, connectivity products, components and tools, and hobby products. We also provide consumers access to third-party services such as wireless telephone activation, prepaid wireless airtime, extended service plans, and AT&T’s ConnecTech service.

KIOSKS
At December 31, 2009, we operated 562 kiosks located throughout the United States. These kiosks are primarily inside Sam’s Club and Target store locations. These locations, which are not RadioShack-branded, offer primarily wireless handsets and their associated accessories. We also provide consumers access to third-party wireless telephone services.

In February 2009, we signed a contract extension with Sam’s Club through March 31, 2011, with a transition period ending June 30, 2011, to continue operating kiosks in certain Sam’s Club locations. As part of the terms of the contract extension, we assigned the operation of 66 kiosk locations to Sam’s Club in 2009. We will assign at least 22 locations to Sam’s Club in 2010, and Sam’s Club still has the right to assume the operations of up to 23 additional kiosk locations.

In April 2009 we agreed with Sprint Nextel to cease our arrangement to jointly operate the Sprint-branded kiosks in operation at that date. This agreement allowed us to operate these kiosks under the Sprint name for a reasonable period of time, allowing us to transition the kiosks to a new format. In August 2009, we transitioned these kiosks to multiple wireless carrier RadioShack-branded locations. They are now managed and reported as extensions of existing RadioShack company-operated stores located in the same shopping malls.

We are currently conducting a test rollout of kiosk locations in approximately 100 Target stores. This test will be completed in 2010. At the conclusion of the test, a determination will be made with Target regarding whether these operations will be expanded or closed.

OTHER
In addition to the reportable segments discussed above, we have other sales channels and support operations described as follows:

Dealer Outlets: At December 31, 2009, we had a network of 1,308 RadioShack dealer outlets, including 34 located outside of North America. Our North American outlets provide name brand and private brand products and services, typically to smaller communities. These independent dealers are often engaged in other retail operations and augment their businesses with our products and service offerings. Our dealer sales derived outside of the United States are not material.

RadioShack.com: Products and information are available through our commercial Web site www.radioshack.com. Online customers can purchase, return or exchange various products available through this Web site. Additionally, certain products ordered online may be picked up, exchanged or returned at RadioShack stores.

RadioShack Service Centers: We maintain a service and support network to service the consumer electronics and personal computer retail industry in the U.S. We are a vendor-authorized service provider for many top tier manufacturers, such as Hewlett-Packard, LG Electronics, Motorola, Nokia and Sony, among others. In addition, we perform repairs for third-party extended service plan providers. At December 31, 2009, we had six RadioShack service centers in the U.S. and one in Puerto Rico.

International Operations: As of December 31, 2009, there were 204 company-operated stores under the RadioShack brand, 10 dealers, and one distribution center in Mexico. Prior to December 2008, these operations were overseen by a joint venture in which we were a slightly less than 50% minority owner with Grupo Gigante, S.A.B. de C.V. In December 2008, we acquired 100% ownership of this joint venture. All of our 23 locations in Canada were closed by January 31, 2007.

Support Operations:
Our retail stores, along with our kiosks and dealer outlets, are supported by an established infrastructure. Below are the major components of this support structure.

Distribution Centers - At December 31, 2009, we had four U.S. distribution centers shipping approximately 875,000 cartons each month, on average, to our U.S. retail stores and dealer outlets. One of these distribution centers also serves as a fulfillment center for our online customers. Additionally, we have a distribution center that ships fixtures to our U.S. company-operated stores. During the first half of 2008, we closed our distribution center in Columbus, Ohio.

RadioShack Technology Services (“RSTS”) - Our management information system architecture is composed of a distributed, online network of computers that links all stores, customer channels, delivery locations, service centers, credit providers, distribution facilities and our home office into a fully integrated system. Each store has its own server to support the point-of-sale (“POS”) system. The majority of our U.S. company-operated stores communicate through a broadband network, which provides efficient access to customer support data. This design also allows store management to track daily sales and inventory at the product or sales associate level. RSTS provides the majority of our programming and systems analysis needs.

RadioShack Global Sourcing (“RSGS”) - RSGS serves our wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs. RSGS’s activities support our name brand and private brand businesses.

Consumer Electronics Manufacturing - We operate two manufacturing facilities in the United States and one in China. These three manufacturing facilities employed approximately 2,100 employees as of December 31, 2009. We manufacture a variety of products, primarily sold through our retail outlets, including telephones, antennas, wire and cable products, and a variety of “hard-to-find” parts and accessories for consumer electronics products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation The consolidated financial statements include the accounts of RadioShack Corporation and all majority-owned domestic and foreign subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. We have evaluated subsequent events for recognition or disclosure through February 22, 2010, which was the date we filed this Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents: Cash on hand in stores, deposits in banks and all highly liquid investments with a maturity of three months or less at the time of purchase are considered cash and cash equivalents. We carry our cash equivalents at cost, which approximates fair value because of the short maturity of the instruments. The weighted average interest rates were 0.3% and 1.0% at December 31, 2009 and 2008, respectively, for cash equivalents totaling $820.5 million and $747.8 million, respectively.  We maintain zero balance cash disbursement accounts with certain banks.  Outstanding checks in excess of deposits with these banks are classified as short-term debt in the Consolidated Balance Sheets.  Changes in these overdrafts from period to period are reported in the Consolidated Statements of Cash Flows as a financing acitivity.

Accounts Receivable and Allowance for Doubtful Accounts: Concentrations of credit risk with respect to customer and dealer receivables are limited due to the large number of customers, dealers and their location in many different geographic areas of the country. We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information. Historically, such losses, in the aggregate, have not exceeded our expectations. Account balances are charged against the allowance when we believe it is probable that the receivable will not be recovered. We have concentration of credit risk from service providers in the wireless telephone industry, primarily Sprint Nextel, AT&T and T-Mobile.

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

Capitalized Software Costs: We capitalize qualifying costs related to the acquisition or development of internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized costs are amortized over the estimated useful life of the software, which ranges between three and five years. Capitalized software costs at December 31, 2009, 2008 and 2007, totaled $46.6 million, $50.3 million and $50.4 million, net of accumulated amortization of $132.2 million, $124.2 million and $100.1 million, respectively.

Impairment of Long-Lived Assets: We review long-lived assets (primarily property, plant and equipment) held and used, or to be disposed of, for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. Recoverability is assessed based on estimated undiscounted cash flows from the useful asset. If the carrying amount of an asset is not recoverable, we recognize an impairment loss equal to the amount by which the carrying amount exceeds fair value. We estimate fair value based on projected future discounted cash flows. Our policy is to evaluate long-lived assets for impairment at a store level for retail operations.

Leases: For lease agreements that provide for escalating rent payments or free-rent occupancy periods, we recognize rent expense on a straight-line basis over the non-cancelable lease term and certain option renewal periods that appear to be reasonably assured at the inception of the lease term. The lease term commences on the date we take possession of or control the physical use of the property. Deferred rent is included in other current liabilities in the Consolidated Balance Sheets.

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill and intangible assets with indefinite useful lives are reviewed at least annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and intangible assets may be impaired). We estimate fair values utilizing valuation methods such as discounted cash flows. We have elected the fourth quarter to complete our annual goodwill impairment test. As a result of the fourth quarter impairment analyses, we determined that no impairment charges are required. The changes in the carrying amount of goodwill by segment were as follows for the years ended December 31, 2009 and 2008:

(In millions)	U.S. RadioShack Stores	Kiosks	Other	Total
Balances at December 31, 2007
Goodwill	$2.4	$18.6	$2.0	$23.0
Accumulated impairment losses	--	(18.6)	(1.5)	(20.1)
	2.4	--	0.5	2.9
Dealer conversions	0.4	--	--	0.4
Acquisition of RadioShack de Mexico	--	--	35.2	35.2
Foreign currency translation adjustment	--	--	(1.8)	(1.8)
Balances at December 31, 2008
Goodwill	2.8	18.6	35.4	56.8
Accumulated impairment losses	--	(18.6)	(1.5)	(20.1)
	2.8	--	33.9	36.7
Purchase accounting adjustments related to acquisition of RadioShack de Mexico	--	--	0.3	0.3
Foreign currency translation adjustment	--	--	1.9	1.9
Balances at December 31, 2009
Goodwill	2.8	18.6	37.6	59.0
Accumulated impairment losses	--	(18.6)	(1.5)	(20.1)
	$2.8	$--	$36.1	$38.9

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

Certain products, such as wireless telephone handsets, require the customer to use the services of a third-party service provider. The third-party service provider pays us an upfront commission for obtaining a new customer and, in some cases, a monthly recurring residual amount based upon the ongoing arrangement between the service provider and the customer. Our sale of an activated wireless telephone handset is the single event required to meet the delivery criterion for both the upfront commission and the residual revenue. Upfront commission revenue, net of estimated service deactivations, is generally recognized at the time an activated wireless telephone handset is sold to the customer at the point-of-sale. Based on our extensive history in selling activated wireless telephone handsets, we have been able to establish reliable deactivation estimates. Recurring residual income is recognized as earned under the terms of our contracts with the service providers, which is typically as the service provider bills its customer, generally on a monthly basis. Sales of wireless handsets and the related commissions and residual income constitute more than one-third of our total revenue. Our three largest third-party wireless service providers are Sprint Nextel, AT&T, and T-Mobile.

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

Advertising Costs: Our advertising costs are expensed the first time the advertising takes place. We receive allowances from certain third-party service providers and product vendors that we record when earned as an offset to advertising expense incurred to promote the applicable products and/or services only if the allowances represent reimbursement of specific, incremental and identifiable costs (see “Vendor Allowances” above). Advertising expense was $193.0 million, $214.5 million and $208.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-Based Compensation: We measure all employee stock-based compensation awards using a fair value method and record this expense in the consolidated financial statements. Our stock-based compensation relates to stock options, restricted stock awards, and other equity-based awards issued to our employees and directors. On the date that an award is granted, we determine the fair value of the award and recognize the compensation expense over the requisite service period, which typically is the period over which the award vests.

Fair Value Measurements: Certain assets and liabilities are required to be measured at fair value either on a recurring basis or non-recurring basis. We estimate fair values based on one or more of the following valuation techniques: the market approach (comparable market prices), the income approach (present value of future income or cash flow), or the cost approach (cost to replace the service capacity of an asset or replacement cost). See Note 12 - “Fair Value Measurements” for additional disclosures of our fair value measurements.

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

We maintain internal controls over our hedging activities, which include policies and procedures for risk assessment and the approval, reporting and monitoring of all derivative financial instrument activities. We monitor our hedging positions and creditworthiness of our counter-parties and do not anticipate losses due to our counter-parties’ nonperformance. We do not hold or issue derivative financial instruments for trading or speculative purposes. To qualify for hedge accounting, derivatives must meet defined correlation and effectiveness criteria, be designated as a hedge and result in cash flows and financial statement effects that substantially offset those of the position being hedged.

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

Reclassifications: Certain amounts in the December 31, 2008 and 2007, financial statements have been reclassified to conform with the December 31, 2009, presentation. These reclassifications had no effect on net income or total stockholders’ equity as previously reported.

New Accounting Standards: In September 2006, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted this new guidance on January 1, 2008, as required, for our financial assets and financial liabilities. However, the FASB deferred the effective date of this new guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions effective January 1, 2009. The adoption of this accounting guidance did not have a material effect on our consolidated financial statements.

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

In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. This guidance was effective for fiscal years beginning after December 15, 2008. We adopted this guidance effective January 1, 2009, and it had no effect on our consolidated financial statements.

In March 2008, the FASB issued new accounting guidance related to disclosures about derivative instruments and hedging activities. This guidance amends and expands disclosure requirements to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. This guidance was effective for fiscal years beginning after November 15, 2008. We adopted this guidance effective January 1, 2009, and have applied its requirements on a prospective basis. Accordingly, disclosures related to periods prior to the date of adoption have not been presented. See Note 11 - “Derivative Financial Instruments” for these new disclosures.

In May 2008, the FASB issued new accounting guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion. This guidance requires us to account separately for the liability and equity components of our convertible notes in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance requires bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement. The guidance requires retrospective application to all periods presented and was effective for fiscal years beginning after December 15, 2008.

On January 1, 2009, as a result of adopting the new accounting guidance, we recorded an adjustment to reduce the carrying value of our 2013 Convertible Notes by $73.0 million. The adoption resulted in a carrying amount for the 2013 Convertible Notes of $302.0 million at December 31, 2008. The carrying amount for the equity component is $78.0 million. See Note 5 - "Indebtedness and Borrowing Facilities" for additional disclosures. The following table summarizes the application of the FASB’s new accounting guidance on our previously reported results:

(In millions, except per share amounts)	As Adjusted	As Previously Reported

For the Year Ended December 31, 2008

Depreciation and amortization	$87.9	$88.1
Interest expense	34.9	29.9
Income tax expense	110.1	111.9
Net income	189.4	192.4
Basic and diluted net income per share	$1.47	$1.49

As of December 31, 2008

Other current assets	$98.6	$99.0
Other assets, net	156.0	185.1
Long-term debt	659.5	732.5
Additional paid-in capital	152.5	106.0
Retained earnings	2,150.2	2,153.2

In June 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance was effective for all interim and annual periods ending after June 15, 2009. We adopted this guidance upon its issuance and it had no material effect on our consolidated financial statements. See Note 2 - “Basis of Presentation” for this new disclosure.

In June 2009, the FASB issued new accounting guidance related to the accounting and disclosures for transfers of financial assets. This guidance will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This guidance is effective for fiscal years beginning after November 15, 2009. We adopted this guidance effective January 1, 2010, and the adoption had no effect on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance is effective for fiscal years beginning after November 15, 2009. We adopted this guidance effective January 1, 2010, and the adoption had no effect on our consolidated financial statements.

In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This guidance became effective for us on October 1, 2009. We adopted this guidance effective October 1, 2009, and it had no effect on our consolidated financial statements.

NOTE 3 – SUPPLEMENTAL BALANCE SHEET DISCLOSURES

Accounts and Notes Receivable, Net: As of December 31, 2009 and 2008, we had the following accounts and notes receivable outstanding in the accompanying Consolidated Balance Sheets:

	December 31,
(In millions)	2009	2008
Receivables from vendors and service providers, net	$247.5	$144.2
Trade accounts receivable	49.1	68.6
Other receivables	27.7	30.6
Allowance for doubtful accounts	(1.8)	(1.5)
Accounts and notes receivable, net	$322.5	$241.9

Receivables from vendors and service providers relate to earned wireless activation commissions, rebates, residual income, promotions, marketing development funds and other payments from our third-party service providers and product vendors, after taking into account estimates for service providers’ customer deactivations and non-activations, which are factors in determining the amount of wireless activation commissions and residual income earned.

The change in the allowance for doubtful accounts is as follows:
	December 31,
(In millions)	2009	2008	2007
Balance at the beginning of the year	$1.5	$2.5	$2.5
Provision for bad debts included in selling,
general and administrative expense	0.4	0.6	0.4
Uncollected receivables written off, net	(0.1)	(1.6)	(0.4)
Balance at the end of the year	$1.8	$1.5	$2.5

Other Current Assets, Net:
	December 31,
(In millions)	2009	2008
Deferred income taxes	$68.8	$63.9
Other	45.6	34.7
Total other current assets, net	$114.4	$98.6

Property, Plant and Equipment, Net:
	December 31,
(In millions)	2009	2008
Land	$2.4	$2.7
Buildings	55.2	55.0
Furniture, fixtures, equipment and software	663.2	679.6
Leasehold improvements	360.9	358.6
Total PP&E	1,081.7	1,095.9
Less accumulated depreciation and amortization	(799.4)	(789.5)
Property, plant and equipment, net	$282.3	$306.4

Other Assets, Net:
	December 31,
(In millions)	2009	2008
Notes receivable	$10.0	$10.3
Deferred income taxes	53.1	66.8
Other	29.3	42.2
Total other assets, net	$92.4	$119.3

Accrued Expenses and Other Current Liabilities:
	December 31,
(In millions)	2009	2008
Payroll and bonuses	$67.0	$50.3
Insurance	75.9	84.2
Sales and payroll taxes	41.9	41.5
Rent	36.8	41.0
Advertising	31.4	31.7
Gift card deferred revenue	19.4	20.5
Other	86.6	98.1
Total accrued expenses and other current liabilities	$359.0	$367.3

Other Non-Current Liabilities:
	December 31,
(In millions)	2009	2008
Deferred compensation	$33.1	$35.2
Liability for unrecognized tax benefits	35.1	46.1
Other	30.5	15.2
Total other non-current liabilities	$98.7	$96.5

NOTE 4 – ACQUISITIONS

RadioShack de Mexico: In December 2008, we acquired the remaining interest (slightly more than 50%) of our Mexican joint venture - RadioShack de Mexico, S.A. de C.V. - with Grupo Gigante, S.A.B. de C.V. We now own 100% of this subsidiary, which consisted of 200 RadioShack-branded stores and 14 dealers throughout Mexico at the time of acquisition. The purchase price was $44.9 million which consisted of $42.2 million in cash paid and transaction costs, net of cash acquired, plus $2.7 million in assumed debt. The acquisition was accounted for using the purchase method of accounting in accordance with the FASB’s accounting guidance for business combinations. The purchase price allocation resulted in an excess of purchase price over net tangible assets acquired of $35.5 million, all of which was attributed to goodwill. The goodwill will not be subject to amortization for book purposes but rather an annual test for impairment. The premium we paid in excess of the fair value of the net assets acquired was based on the established business in Mexico and our ability to expand our business in Mexico and possibly other countries. The goodwill will not be deductible for tax purposes. Results of the acquired business have been included in our operations from December 1, 2008.

NOTE 5 - INDEBTEDNESS AND BORROWING FACILITIES

Long-Term Debt:
	December 31,
(In millions)	2009	2008
Five year 2.5% unsecured convertible notes due in 2013	$375.0	$375.0
Ten-year 7.375% unsecured note payable due in 2011	306.8	350.0
Other	1.0	1.0
	682.8	726.0
Unamortized debt discounts and other costs	(59.4)	(73.2)
Basis adjustment due to interest rate swaps	4.4	6.7
Total long-term debt	$627.8	$659.5

Long-term borrowings outstanding at December 31, 2009, mature as follows:

Long-Term
(In millions)	Borrowings
2010	$--
2011	306.8
2012	--
2013	375.0
2014	1.0
2015 and thereafter	--
Total	$682.8

2013 Convertible Notes: In August 2008, we issued $375 million principal amount of convertible senior notes due August 1, 2013, (the “2013 Convertible Notes”) in a private offering to qualified institutional buyers under SEC Rule 144A. The 2013 Convertible Notes were issued at par and bear interest at a rate of 2.50% per annum. Interest is payable semiannually, in arrears, on February 1 and August 1.

Each $1,000 of principal of the 2013 Convertible Notes is initially convertible, under certain circumstances, into 41.2414 shares of our common stock (or a total of approximately 15.5 million shares), which is the equivalent of $24.25 per share, subject to adjustment upon the occurrence of specified events set forth under terms of the 2013 Convertible Notes. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, (the “excess conversion value”) may be paid in cash or in stock, at our option. Holders may convert their 2013 Convertible Notes into common stock on the net settlement basis described above at any time from May 1, 2013, until the close of business on July 29, 2013, or if, and only if, one of the following conditions has been met:

•
During any calendar quarter, and only during such calendar quarter, in which the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter exceeds 130% of the conversion price per share of common stock in effect on the last day of such preceding calendar quarter

•
During the five consecutive business days immediately after any 10 consecutive trading day period in which the average trading price per $1,000 principal amount of 2013 Convertible Notes was less than 98% of the product of the closing price of the common stock on such date and the conversion rate on such date

•	We make specified distributions to holders of our common stock or specified corporate transactions occur

The 2013 Convertible Notes were not convertible at the holders' option at any time during 2009.

Holders who convert their 2013 Convertible Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or delisting, the holders of the 2013 Convertible Notes may require us to repurchase for cash all or any portion of their 2013 Convertible Notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any. As of December 31, 2009, none of the conditions allowing holders of the 2013 Convertible Notes to convert or requiring us to repurchase the 2013 Convertible Notes had been met.

In connection with the issuance of the 2013 Convertible Notes, we entered into separate convertible note hedge transactions and separate warrant transactions with respect to our common stock to reduce the potential dilution upon conversion of the 2013 Convertible Notes (collectively referred to as the “Call Spread Transactions”). The convertible note hedges and warrants will generally have the effect of increasing the economic conversion price of the 2013 Convertible Notes to $36.60 per share of our common stock, representing a 100% conversion premium based on the closing price of our common stock on August 12, 2008. See Note 6 - “Stockholders’ Equity,” for more information on the Call Spread Transactions.

Because the principal amount of the 2013 Convertible Notes will be settled in cash upon conversion, the 2013 Convertible Notes will only affect diluted earnings per share when the price of our common stock exceeds the conversion price (initially $24.25 per share). We will include the effect of the additional shares that may be issued from conversion in our diluted net income per share calculation using the treasury stock method.

Application of the FASB’s New Accounting Guidance: On January 1, 2009, as a result of adopting the new accounting guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion, we recorded an adjustment to reduce the carrying value of our 2013 Convertible Notes by $73.0 million. The adoption resulted in a carrying amount for the 2013 Convertible Notes of $302.0 million at December 31, 2008. The carrying amount for the equity component is $78.0 million. The adjustment to the carrying value of the 2013 Convertible Notes was based on the calculated fair value of a similar debt instrument in August 2008 (at issuance) that does not have an associated equity component. The annual interest rate calculated for a similar debt instrument in August 2008 was 7.6%. The resulting discount is being amortized to interest expense over the remaining term of the convertible notes. The carrying value of the 2013 Convertible Notes was $315.8 million and $302.0 million at December 31, 2009 and 2008, respectively. We recognized interest expense of $9.4 million and $3.5 million in 2009 and 2008, respectively, related to the stated 2.50% coupon. We recognized non-cash interest expense of $13.8 million and $5.0 million in 2009 and 2008, respectively, for the amortization of the discount on the liability component.

Debt issuance costs of $7.5 million were capitalized and are being amortized to interest expense over the term of the 2013 Convertible Notes. Unamortized debt issuance costs were $5.3 million at December 31, 2009. Debt issuance costs of $1.9 million were related to the equity component and were recorded as a reduction of additional paid-in capital.

For federal income tax purposes, the issuance of the 2013 Convertible Notes and the purchase of the convertible note hedges are treated as a single transaction whereby we are considered to have issued debt with an original issue discount. The amortization of this discount in future periods is deductible for tax purposes. Therefore, upon issuance of the debt, we recorded an adjustment to increase our deferred tax assets (included in other assets, net) and additional paid-in capital for these future tax deductions. Upon adoption of the new accounting guidance in the first quarter of 2009, this adjustment was reduced by $27.8 million because our recorded interest expense for book purposes more closely aligns with federal tax treatment.

2011 Long-Term Notes: On May 11, 2001, we issued $350 million of 10-year 7.375% notes (“2011 Notes”) in a private offering to qualified institutional buyers under SEC Rule 144A. In August 2001, under the terms of an exchange offering filed with the SEC, we exchanged substantially all of these notes for a similar amount of publicly registered notes. The exchange resulted in substantially all of the notes becoming registered with the SEC and did not result in additional debt being issued.

The annual interest rate on the notes is 7.375% per annum, with interest payable on November 15 and May 15 of each year. The notes contain certain non-financial covenants and mature on May 15, 2011. In

September 2009, we completed a tender offer to purchase for cash any and all of these notes. Upon expiration of the offer, $43.2 million of the aggregate outstanding principal amount of the notes was validly tendered and accepted. We paid a total of $46.6 million, which consisted of the purchase price of $45.4 million for the tendered notes plus $1.2 million in accrued and unpaid interest, to the holders of the tendered notes. We incurred $0.2 million in expenses and adjusted the carrying value of the tendered notes by an incremental $0.8 million to reflect a proportionate write-off of the balance associated with our fair value hedge included in long-term debt. This transaction resulted in a loss of $1.6 million classified as other loss on our consolidated statements of income.

A portion of these notes were hedged by our interest rate swaps. Upon repurchase of these notes, we were required to discontinue the hedge accounting treatment associated with these derivative instruments which used the short-cut method. The remaining balance associated with our fair value hedge was recorded as an adjustment to the carrying value of these notes and is being amortized to interest expense over the remaining term of the notes. At December 31, 2009, this carrying value adjustment was $4.4 million. See Note 11 - “Derivative Financial Instruments,” for more information on our interest rate swaps.

Credit Facilities: Our $325 million credit facility provides us a source of liquidity. Interest charges under this facility are derived using a base LIBOR rate plus a margin which changes based on our credit ratings. This facility has customary terms and covenants, and we were in compliance with these covenants at December 31, 2009. As of December 31, 2009, we had $291.3 million in borrowing capacity available under our existing credit facility due to the issuance of standby letters of credit. We incurred no borrowings from this facility during 2009. This facility expires in May of 2011.

On September 11, 2008, we terminated our $300 million credit facility, which was set to expire in June of 2009. This facility was no longer required due to the issuance of our 2013 Convertible Notes.

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

In July 2008, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $200 million of our common stock. During the third quarter of 2008, we repurchased 6.0 million shares or $110.0 million of our common stock under this program. As of December 31, 2008, there was $90.0 million available for share repurchases under this program. In August 2009, our Board of Directors approved a $200 million increase in this share repurchase program. As of December 31, 2009, $290 million of the total authorized amount was available for share repurchases under this program.

Dividends Declared: We declared an annual dividend of $0.25 per share in November of 2009, 2008 and 2007. The dividends were paid in December of each year.

Call Spread Transactions: In connection with the issuance of the 2013 Convertible Notes (see Note 5 – “Indebtedness and Borrowing Facilities”), we entered into separate convertible note hedge transactions and separate warrant transactions related to our common stock with Citigroup and Bank of America to reduce the potential dilution upon conversion of the 2013 Convertible Notes.

Under the terms of the convertible note hedge arrangements (the “Convertible Note Hedges”), we paid $86.3 million for a forward purchase option contract under which we are entitled to purchase a fixed number of shares of our common stock at a price per share of $24.25. In the event of the conversion of the 2013 Convertible Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of common shares issued under the 2013 Convertible Notes, a number of common shares equal to the common shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow us to elect cash or share settlement based on the settlement option we choose in settling the conversion feature of the 2013 Convertible Notes. The Convertible Note Hedges expire on August 1, 2013.

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

In accordance with the FASB’s accounting guidance in calculating earnings per share, the Warrants will have no effect on diluted net income per share until our common stock price exceeds the per share strike price of $36.60 for the Warrants. We will include the effect of additional shares that may be issued upon exercise of the Warrants using the treasury stock method. The Convertible Note Hedges are antidilutive and, therefore, will have no effect on diluted net income per share.

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

1999 Incentive Stock Plan (“1999 ISP”): The 1999 ISP permitted the grant of up to 9.5 million shares in the form of NQs. Grants of restricted stock, performance awards and options intended to qualify as ISO’s under the Internal Revenue Code were not authorized under this plan. The 1999 ISP also permitted directors to elect to receive shares in lieu of cash payments for their annual retainer fees and board and committee meeting fees. The 1999 ISP expired on February 23, 2009, and no further grants may be made under this plan.

2001 Incentive Stock Plan (“2001 ISP”): The 2001 ISP permitted the grant of up to 9.2 million shares in the form of ISOs and NQs. The 2001 ISP also permitted directors to elect to receive shares in lieu of cash payments for their annual retainer fees and board and committee meeting fees. The 2001 ISP was terminated in 2009 upon the shareholder approval of the 2009 ISP and no further grants may be made under this plan.

2009 Incentive Stock Plan (“2009 ISP”): The 2009 ISP permits the grant of up to 11.0 million shares in the form of ISOs, NQs, restricted stock, restricted stock units, stock appreciation rights, or other stock-based awards. The 2009 ISP also permits directors to elect to receive shares in lieu of cash payments for their annual retainer fees and board and committee meeting fees. Full-value awards granted under the 2009 ISP, such as restricted stock and restricted stock units, will reduce the number of shares available for grant by 1.68 shares for each share or unit granted. Stock options and stock appreciation rights will reduce the number of shares available for grant by one share for each stock option or stock appreciation right granted. This plan expires on February 18, 2019. As of December 31, 2009, there were 10.5 million shares available for grants under the 2009 ISP.

During the third quarter of 2006, we granted 1.7 million options under the 1997, 1999 and 2001 ISPs to our Chief Executive Officer and Chief Financial Officer. These options vest over four years from the date of grant and have a term of seven years. We also granted 2.5 million non-plan options to our Chief Executive Officer as part of an inducement grant related to the terms of his employment. These options vest over four years from the date of grant and have a term of seven years. An additional market condition is attached to 2.0 million of these non-plan options that restricts exercise until certain stock price hurdles are achieved. The market condition was met in 2007, and all stock price hurdles were achieved.

The fair value of the stock options granted during the years ended December 31, 2009, 2008 and 2007, was estimated using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton model requires the use of certain subjective assumptions. The following table lists the assumptions used in calculating the fair value of stock options granted during each year:

Valuation Assumptions(1)	2009	2008	2007

Risk free interest rate(2)	2.0%	2.8%	4.2%
Expected dividend yield	1.8%	1.0%	1.0%
Expected stock price volatility(3)	50.38%	40.49%	32.7%
Expected life of stock options (in years)(4)	5.4	4.6	4.6

(1)	Forfeitures are estimated using historical experience and projected employee turnover.
(2)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.
(3)	We consider both the historical volatility of our stock price, as well as implied volatilities from exchange-traded options on our stock.
(4)	We estimate the expected life of stock options based upon historical experience.

The weighted-average fair values of options granted during fiscal years 2009, 2008 and 2007, were $4.32, $6.33 and $6.99, respectively.

Information with respect to stock option activity under the above plans is as follows:

	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2009	12,619	$27.43
Grants	1,538	7.16
Exercised	(38)	18.57
Expired	(1,559)	37.99
Forfeited	(2,546)	36.95
Outstanding at December 31, 2009	10,014	$20.28	3.3	$41.7
Exercisable at December 31, 2009	7,059	$23.89	2.6	$18.3

The compensation cost charged against income for stock-based compensation plans was $12.1 million, $12.8 million and $12.7 million in 2009, 2008 and 2007, respectively. The total income tax benefit recognized for these stock-based compensation plans was $3.9 million, $3.4 million and $2.6 million in 2009, 2008 and 2007, respectively.

The aggregate intrinsic value of options exercised under our stock option plans was $0.1 million, zero, and $22.9 million for 2009, 2008 and 2007, respectively. The aggregate intrinsic value is the amount by which the market price of our common stock on the date of exercise exceeded the exercise price of the option.

The following table summarizes information concerning currently outstanding and exercisable options to purchase our common stock:

(Share amounts in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at Dec. 31, 2009	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Exercisable at Dec. 31, 2009	Weighted Average Exercise Price
$7.05 – 13.58	1,417	6.2	$7.17	--	$--
13.82 – 13.82	4,000	3.5	13.82	3,100	13.82
14.71 – 24.41	2,022	3.7	19.62	1,384	20.06
29.35 – 38.35	1,852	1.5	35.88	1,852	35.88
39.03 – 60.16	723	0.3	43.70	723	43.70
$7.05 – 60.16	10,014	3.3	$20.28	7,059	$23.89

The number of exercisable options outstanding at December 31, 2009, 2008 and 2007, was 7.1 million, 9.6 million and 11.4 million, respectively.

At December 31, 2009, there was $4.1 million of unrecognized compensation expense related to the unvested portion of our stock options that is expected to be recognized over a weighted average period of 1.0 years. The total fair value of stock options vested was $7.2 million, $8.5 million and $14.1 million in 2009, 2008 and 2007, respectively.

Restricted Stock Plan: The 2007 Restricted Stock Plan (“2007 RSP”) permitted the grant of up to 0.5 million shares of restricted stock to selected officers of the company, as determined by the MD&C. This plan was terminated in 2009 upon shareholder approval of the 2009 ISP, and no further grants may be made under this plan. Restricted stock awards are valued at the market price of a share of our common stock on the date of grant. We granted approximately 346,000, 158,000, and 122,500 shares of restricted stock in 2009, 2008 and 2007, respectively, under the 1997 ISP and the 2007 RSP. In general, these awards vest at the end of a three-year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period. This expense totaled $1.8 million, $1.5 million, and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there were approximately 353,000 shares of restricted stock outstanding under the 1997 ISP and 2007 RSP.

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

Under the Deferred Plan, one-third of the Units vest annually over three years from the date of grant. Vesting of outstanding awards is accelerated under certain circumstances. At termination of service, death, disability or change in control of RadioShack, Directors will receive shares of common stock equal to the number of vested Units. Directors may receive these shares in a lump sum or they may defer receipt of these shares in equal installments over a period of up to ten years. We granted 47,300, 62,600, and 30,300 Units in 2009, 2008 and 2007, respectively. There were 179,076 Units outstanding and 736,413 Units available for grant at December 31, 2009.

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

RadioShack 401(k) Plan: The RadioShack 401(k) Plan (“401(k) Plan”), a defined contribution plan, was amended and restated effective July 1, 2008, and allows a participant to defer, by payroll deductions, from 1% to 75% of their annual compensation, limited to certain annual maximums set by the Internal Revenue Code. The amended 401(k) Plan also presently provides that our contribution to each participant’s account maintained under the 401(k) Plan be an amount equal to 100% of the participant’s contributions up to 4% of their annual compensation. This percentage contribution made by us is discretionary and may change in the future. Our contributions go directly to the 401(k) Plan and are made in cash and invested according to the investment elections made by the participant for their own contributions. Company contributions to the 401(k) Plan were $6.6 million, $7.2 million and $8.0 million for 2009, 2008 and 2007, respectively.

Supplemental Executive Retirement Plan: Prior to January 1, 2006, certain officers of the Company were participants in RadioShack’s Salary Continuation Plan (“SCP”) or its Deferred Compensation Plan (“DCP” and, together with the SCP, the “Plans”), which provided a defined benefit to be paid out over a ten-year period upon retirement between the ages of 55 and 70. Participation in the Plans and the benefit payments were based solely on the discretion and approval of the Management Development and Compensation Committee of the Board of Directors, and the benefit payments did not bear any relationship to a participant’s present compensation, final compensation or years of service. We accrued benefit payments earned based on the provisions set forth by the MD&C for each individual person. Based on the method by which the Plans were administered and because there was not a specific plan governing the benefit payment calculation, the accounting and disclosure provisions of the FASB’s accounting guidance for pensions were not previously required.

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

To be a participant in the SERP, officers who were participants in the SCP or DCP had to withdraw from the applicable plan and would then only receive benefits under the SERP. The benefits for these officers are calculated under the SERP using a formula that calculates the benefit under each plan (SERP, SCP or DCP) and pays the participant the highest dollar benefit.

If a SERP participant terminates employment due to retirement or disability between the ages of 55 and 70, the participant is entitled to their normal vested SERP benefit, paid in 120 equal monthly payments.

Based on the effective date of the SERP of January 1, 2006, fiscal year 2006 was the initial year in which an actuarial valuation was performed. The projected benefit obligation at the beginning of 2006 represents the actuarial valuation that was performed as of January 1, 2006, based on the information and assumptions developed at that time. Participants in the SERP as of January 1, 2006, were given credit for prior service as an officer of the Company. Therefore, this service credit generated prior service costs that are not required to be immediately recognized, but that are amortized for purposes of the net periodic benefit cost calculation over the estimated average remaining service period for active employee participants.

We use the last day of our fiscal year as the measurement date for determining SERP obligations and conduct an actuarial valuation at that date. The change in benefit obligation, plan assets, and funded status for 2009 and 2008 are as follows:

	Year Ended
	December 31,
(In millions)	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$26.5	$30.7
Service cost – benefits earned during the year	0.5	0.6
Interest cost on projected benefit obligation	1.4	1.6
Actuarial loss (gain)	0.8	(1.1)
Benefits paid	(5.2)	(5.3)
Benefit obligation at end of year	24.0	26.5

Change in plan assets:
Fair value of plan assets at beginning of year	--	--
Employer contribution	5.2	5.3
Benefits paid	(5.2)	(5.3)
Fair value of plan assets at end of year	--	--

Underfunded status	$(24.0)	$(26.5)

The accumulated benefit obligation was $22.9 million and $25.7 million at December 31, 2009 and 2008, respectively.

Amounts recognized as liabilities in the Consolidated Balance Sheets consist of:

	December 31,
(In millions)	2009	2008
Accrued expenses and other current liabilities	$5.0	$5.1
Other non-current liabilities	19.0	21.4
Net amount recognized	$24.0	$26.5

The cost of the SERP defined benefit plan included the following components for the last three years:

(In millions)	2009	2008	2007
Service cost – benefits earned during the year	$0.5	$0.6	$0.7
Interest cost on projected benefit obligation	1.4	1.6	1.9
Amortization of prior service cost	0.1	0.1	0.2
Charge (benefit) due to curtailments	--	--	(0.7)
Net periodic benefit cost	$2.0	$2.3	$2.1

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss (pre-tax) included prior service cost of $0.8 million, $0.9 million, and $1.1 million at December 31, 2009, 2008 and 2007, respectively, and an actuarial gain of $0.3 million and $1.1 million at December 31, 2009 and 2008, respectively. The amount of prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 is estimated to be $0.1 million.

Assumptions used to determine benefit obligations at December 31 were as follows:

	2009	2008	2007
Discount rate	4.7%	5.9%	5.7%
Rate of compensation increase	3.5%	3.5%	3.5%

Actuarial assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	2009	2008	2007
Discount rate	5.9%	5.7%	5.9%
Rate of compensation increase	3.5%	3.5%	3.5%

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

As the SERP is an unfunded plan, benefit payments are made from the general assets of RadioShack. The expected future benefit payments based upon the assumptions described above and including benefits attributable to future employee service for the following periods are as follows:

(In millions)
2010	$ 5.1
2011	4.0
2012	3.4
2013	3.4
2014	3.0
2015 through 2019	5.7

In 2010, we expect to make contributions to the plan of $5.1 million in the form of benefit payments.

NOTE 9 - INCOME TAXES

The following is a reconciliation of the federal statutory income tax rate to our income tax expense:

	Year Ended December 31,
(In millions)	2009	2008	2007
Components of income from
continuing operations:
United States	$326.4	$289.6	$357.4
Foreign	2.1	9.9	9.2
Income before income taxes	328.5	299.5	366.6
Statutory tax rate	x 35.0%	x 35.0%	x 35.0%
Federal income tax expense at statutory rate	115.0	104.8	128.3
State income taxes, net of federal benefit	9.2	8.4	9.2
Unrecognized tax benefits	(3.1)	2.3	(2.5)
Other, net	2.4	(5.4)	(5.2)
Total income tax expense	$123.5	$110.1	$129.8

Effective tax rate	37.6%	36.8%	35.4%

The components of income tax expense were as follows:

	Year Ended December 31,
(In millions)	2009	2008	2007
Current:
Federal	$105.3	$92.2	$99.3
State	7.1	14.0	13.0
Foreign	2.6	(7.8)	1.0
	115.0	98.4	113.3

Deferred:
Federal	8.6	8.9	12.4
State	0.2	2.8	4.1
Foreign	(0.3)	--	--
	8.5	11.7	16.5

Income tax expense	$123.5	$110.1	$129.8

The tax effect of cumulative temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

	December 31,
(In millions)	2009	2008
Deferred tax assets:
Depreciation and amortization	$22.9	$27.3
Insurance reserves	18.0	20.4
Reserve for estimated wireless service deactivations	14.1	8.9
Deferred compensation	13.6	14.0
Indirect effect of unrecognized tax benefits	10.1	15.7
Accrued average rent	8.7	10.6
Deferred revenue	7.9	12.3
Convertible debt original issue discount	2.5	3.0
Other	42.7	32.3
Total deferred tax assets	140.5	144.5

Deferred tax liabilities:
Deferred taxes on foreign operations	6.2	3.6
Other	12.4	10.2
Total deferred tax liabilities	18.6	13.8
Net deferred tax assets	$121.9	$130.7

Deferred tax assets and liabilities were included in the Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2009	2008
Other current assets	$68.8	$63.9
Other non-current assets	53.1	66.8
Net deferred tax assets	$121.9	$130.7

We anticipate that we will generate sufficient pre-tax income in the future to realize the full benefit of U.S. deferred tax assets related to future deductible amounts. Accordingly, a valuation allowance was not required at December 31, 2009 or 2008. We have not recorded deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain foreign subsidiaries which are considered permanently invested outside the United States. The cumulative amount of these earnings and the amount of the unrecognized deferred tax liability related to these earnings were not material to the financial statements.

We adopted the FASB’s new accounting guidance for uncertainty in income taxes effective January 1, 2007. As a result of the implementation of this new accounting guidance, we recognized a $7.2 million net decrease in unrecognized tax benefits with a corresponding increase in retained earnings. The total effect at the time of adoption was a $19.8 million increase in our non-current deferred tax assets, a $53.0 million decrease in income tax payable to reclassify unrecognized tax benefits to non-current liabilities, a $65.6 million increase in our non-current liabilities representing the liability for unrecognized tax benefits and accrued interest, and the previously mentioned $7.2 million increase to retained earnings. As of January 1, 2007, after the implementation of this new accounting guidance, our unrecognized tax benefits, exclusive of accrued interest, were $49.0 million.

A reconciliation of the consolidated liability for gross unrecognized income tax benefits (excluding interest) from January 1, 2008, to December 31, 2009, is as follows:

(In millions)	2009	2008	2007
Balance at beginning of year	$38.1	$45.6	$49.0
Increases related to prior period tax positions	--	1.5	3.8
Decreases related to prior period tax positions	(5.5)	(2.8)	--
Increases related to current period tax positions	1.9	4.6	3.9
Settlements	(7.2)	(8.8)	(1.7)
Lapse in applicable statute of limitations	(0.8)	(2.0)	(9.4)
Balance at end of year	$26.5	$38.1	$45.6

The amounts of net unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2009 was $20.4 million.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2009 and 2008, we had $10.1 million and $13.9 million of accrued interest expense associated with uncertain tax positions, respectively. Income tax expense for the periods ended December 31, 2009, 2008, and 2007, included interest of $3.7 million, $5.5 million, and $4.2 million, respectively, associated with uncertain tax positions.

We expect approximately $1.2 million of changes in unrecognized tax benefit liabilities over the next 12 months and this amount is classified in other current liabilities on the Consolidated Balance Sheets as of December 31, 2009. The remaining amount of our unrecognized tax benefit liabilities are now classified in other non-current liabilities.

RadioShack Corporation and its U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations is closed for all years prior to 2004. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Our tax returns are currently under examination in various federal, state and foreign jurisdictions. While one or more of these examinations may be concluded within the next twelve months, we do not expect this to have a significant effect on our results of operations or financial position. Our effective tax rate for future periods may be affected by the settlement of tax controversies or by the expiration of the statute of limitations for periods for which a liability has been established.

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

The following table reconciles the numerator and denominator used in the basic and diluted earnings per share calculations for the years ended December 31, 2009, 2008 and 2007.

(In millions, except per share amounts)	2009	2008	2007

Numerator:
Net income	$205.0	$189.4	$236.8

Denominator:
Weighted-average common shares outstanding	125.4	129.0	134.6
Dilutive effect of stock-based awards	0.7	0.1	1.3
Weighted average shares for diluted net income per share	126.1	129.1	135.9

Basic net income per share	$1.63	$1.47	$1.76

Diluted net income per share	$1.63	$1.47	$1.74

Weighted-average shares for diluted net income per share exclude the effect of approximately 4.6 million options and 15.5 million warrants to purchase shares of common stock in 2009, 8.6 million options and 15.5 million warrants in 2008, and 9.5 million options in 2007 because the exercise prices exceeded the average market price of our common stock during these years, and the effect of their inclusion would be antidilutive. These securities could be dilutive in future periods.

Weighted-average shares for diluted net income per share exclude the effect of approximately 15.5 million shares that underlie our convertible debt instruments in 2009 and 2008 because the conversion price exceeded the average market price of our common stock during these years, and the effect of their inclusion would be antidilutive. These securities could be dilutive in future periods.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

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

By using these derivative instruments, we expose ourselves, from time to time, to credit risk and market risk. Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with high quality counterparties and do not anticipate significant losses due to our counterparties’ nonperformance. Market risk is the adverse effect on the value of a financial instrument that results from a change in the rate or value of the underlying item being hedged. We minimize this market risk by establishing and monitoring internal controls over our hedging activities, which include policies and procedures that limit the types and degree of market risk that may be undertaken.

Interest Rate Swap Agreements: We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates. In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100 million and $50 million, respectively, and both with maturities in May 2011. These swaps effectively convert a portion of our long-term fixed rate debt to a variable rate. We entered into these agreements to balance our fixed versus floating rate debt portfolio to continue to take advantage of lower short-term interest rates. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive fixed rates of 7.375%.

The swap agreements were originally designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. The periodic interest settlements, which occur at the same interval as the interest payments on the 2011 Notes, are recorded as interest expense. The gain or loss on these derivatives, as well as the offsetting loss or gain on the related debt, was recognized in current earnings, but had a net earnings effect of zero due to short-cut method accounting.

In September 2009, we repurchased $43.2 million of our 7.375% unsecured notes due in 2011. A portion of these notes were hedged by our interest rate swaps. Upon repurchase of these notes, we were required to discontinue the hedge accounting treatment associated with these derivative instruments which used the short-cut method. We intend to hold these instruments until their maturities. Changes in fair value of these instruments are recorded in earnings as an adjustment to interest expense.

NOTE 12 – FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(In millions)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

As of December 31, 2009
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps (1) (2)	$5.3	--	$5.3	--

As of December 31, 2008
Derivatives Designated as Hedging Instruments:
Interest rate swaps (1) (2)	$6.7	--	$6.7	--

(1)	These interest rate swaps serve as economic hedges on our 2011 Notes
(2)	Included in other assets, net

The FASB’s accounting guidance utilizes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value into three broad levels:
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

The fair values of our interest rate swaps are based on quotes to acquire these swaps from a commercial bank that was ready to transact and, therefore, the interest rate swaps are considered a level 2 item.

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, short-term debt, accounts payable, accrued liabilities, and long-term debt. With the exception of long-term debt, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for long-term debt have been determined using recent trading activity and/or bid ask spreads.

Carrying amounts and the related estimated fair value of our long-term debt are as follows:

	December 31, 2009		December 31, 2008
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$627.8	$740.2	$659.5	$653.4

The fair values of our 2013 Convertible Notes and 2011 Notes at December 31, 2009, were $422.5 million and $316.7 million, respectively, compared with $305.9 million and $346.5, respectively, at December 31, 2008.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(In millions)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

Year Ended December 31, 2009

Long-lived assets held and used	$ 1.0	--	--	$ 1.0

In 2009, long-lived assets held and used in our U.S. RadioShack company-operated stores and kiosks with a carrying value of $2.5 million were written down to their fair value of $1.0 million, resulting in an impairment charge of $1.5 million, which was included in earnings for the period. The inputs used to calculate the fair value of these long-lived assets included the projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets. In 2008, we recorded $2.8 million in impairment charges for long-lived assets held and used in our U.S. RadioShack company-operated stores and kiosks.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Lease Commitments: We lease rather than own most of our facilities. Our lease agreements expire at various dates through 2024. Some of these leases are subject to renewal options and provide for the payment of taxes, insurance and maintenance. Our retail locations comprise the largest portion of our leased facilities. These locations are primarily in major shopping malls and shopping centers owned by other companies. Some leases are based on a minimum rental plus a percentage of the store's sales in excess of a stipulated base figure (contingent rent). Certain leases contain escalation clauses. We also lease a distribution center and our corporate campus. Additionally, we lease automobiles and information systems equipment.

Future minimum rent commitments at December 31, 2009, under non-cancelable operating leases (net of immaterial amounts of sublease rent income), are included in the following table.

(In millions)	Operating Leases
2010	$200.1
2011	146.1
2012	96.7
2013	58.8
2014	31.7
2015 and thereafter	40.0
Total minimum lease payments	$573.4

On June 25, 2008, Tarrant County College District (“TCC”) announced that it had purchased from Kan Am Grund Kapitalanlagegesellschaft mbH (“Kan Am”) the buildings and real property comprising our corporate headquarters in Fort Worth, Texas, which we had previously sold to Kan Am and then leased for a period of 20 years in a sale and lease-back transaction in December 2005.

In connection with the above sale to TCC, we entered into an agreement with TCC to convey certain personal property located in the corporate headquarters and certain real property located in close proximity to the corporate headquarters in exchange for an amended and restated lease to occupy a reduced portion of the corporate headquarters for a shorter time period.  The amended and restated lease agreement provides for us to occupy approximately 40% of the corporate headquarters complex for a primary term of three years with no rental payments required during the term The agreement also provides for one two-year option to renew approximately half of the space at market-based rents.

This agreement resulted in a non-cash net charge to selling, general and administrative expense of $12.1 million for the second quarter of 2008.  This net amount consisted of a net loss of $2.8 million related to the assets conveyed to TCC and a $9.3 million charge to reduce a receivable for economic development incentives associated with the corporate headquarters to its net realizable value.  As a result of the amended and restated lease agreement, the future minimum lease payments required by the corporate headquarters lease have decreased from $289.7 million at December 31, 2007, to zero.

Rent Expense:

	Year Ended December 31,
(In millions)	2009	2008	2007
Minimum rents	$228.7	$228.8	$237.1
Occupancy cost	39.4	38.2	43.3
Contingent rents	23.7	27.8	24.2
Total rent expense	$291.8	$294.8	$304.6

Litigation:  On October 10, 2008, the Los Angeles County Superior Court granted RadioShack's second Motion for Class Decertification in the class action lawsuit of Brookler v. RadioShack Corporation.  Plaintiffs’ claims that RadioShack violated California's wage and hour laws relating to meal periods was originally certified as a class action on February 8, 2006. RadioShack's first Motion for Decertification of the class was denied on August 29, 2007. However, after the California Appellate Court's favorable decision on similar facts in Brinker Restaurant Corporation v. Superior Court, RadioShack again sought class decertification. Based on the California Appellate Court’s decision in Brinker, the trial court granted RadioShack’s second motion. The plaintiffs in Brookler have appealed this ruling. Due to the unsettled nature of California state law regarding the standard of liability for meal period violations, RadioShack and the Brookler plaintiffs agreed to a stay with respect to the plaintiffs’ appeal of the class decertification ruling, pending the California Appellate court’s decision in Brinker. The outcome of this action is uncertain and the ultimate resolution of this matter could have a material adverse effect on RadioShack’s financial position, results of operations, and cash flows in the period in which any such resolution is recorded. However, management believes the outcome of this case will not have such an effect.

On June 7, 2007, a purported class action lawsuit, Richard Stuart v. RadioShack Corporation, et al, was filed against RadioShack in the U.S. District Court for the Northern District of California, based on allegations that RadioShack failed to properly reimburse employees in California for mileage expenses associated with their use of personal vehicles to make transfers of merchandise between Company stores. On February 9, 2009, the court granted the plaintiffs’ Motion for Class Certification. Following a mediation held on October 5, 2009, the parties reached a tentative settlement of the lawsuit subject to court approval. The parties reached agreement on all terms of the proposed settlement agreement in January 2010, and the plaintiffs will be filing a Motion for Preliminary Approval. Until the settlement is approved by the court, the outcome of this action remains uncertain, although it is unlikely that the ultimate resolution of this matter will have a material adverse effect on RadioShack’s financial position, results of operations, and cash flows in the period in which any such resolution is recorded.

We have various other pending claims, lawsuits, disputes with third parties, investigations and actions incidental to the operation of our business, including certain cases discussed generally below under “Continuing Lease Obligations”. Although occasional adverse settlements or resolutions may occur and negatively affect earnings in the period or year of settlement, it is our belief that their ultimate resolution will not have a material adverse effect on our financial condition or liquidity.

Continuing Lease Obligations: We have obligations under retail leases for locations that we assigned to other businesses. The majority of these lease obligations arose from leases for which CompUSA Inc. (“CompUSA”) assumed responsibility as part of its purchase of our Computer City, Inc. subsidiary in August 1998. Because the company that assumed responsibility for these leases has ceased operations, we may be responsible for rent due under the leases.

Following an announcement by CompUSA in February 2007 of its intention to close as many as 126 stores and an announcement in December 2007 that it had been acquired by Gordon Brothers Group, CompUSA’s stores ceased operations in January 2008. We may be responsible for rent due on a portion of the leases that relate to the closed stores. As of February 8, 2010, we had been named as a defendant in a total of 12 lawsuits from lessors seeking payment from us, six of which had been resolved.

Based on all available information pertaining to the status of these lawsuits, and after applying the FASB’s accounting guidance on accounting for contingencies, the balance of our accrual for these obligations was $6.2 million and $9.0 million at December 31, 2009 and 2008, respectively. We have continued to monitor this situation and will update our accrual to reflect new information on outstanding litigation and settlements as more information becomes available.

Purchase Obligations: We had purchase obligations of $314.1 million at December 31, 2009, which include product commitments, marketing agreements and freight commitments. Of this amount, $292.7 million related to 2010.

NOTE 14 – CORPORATE AND FIELD HEADCOUNT REDUCTION

During the first quarter ended March 31, 2007, we recorded $8.5 million of pre-tax employee separation charges in selling, general and administrative expense in connection with the termination of employment of approximately 280 of our corporate support staff. We made cash payments to these individuals during 2008 and 2007 in the amounts of $1.9 million and $6.6 million, respectively. The reserve balance for these separation charges was zero at both December 31, 2009 and 2008.

NOTE 15 - SEGMENT REPORTING

We have two reportable segments, U.S. RadioShack company-operated stores and kiosks. The U.S. RadioShack company-operated store segment consists solely of our 4,476 U.S. company-operated retail stores, all operating under the RadioShack brand name. Kiosks consist of our network of 562 kiosks, primarily located in Sam’s Club and Target locations. In April 2009 we agreed with Sprint Nextel to cease our arrangement to jointly operate the Sprint-branded kiosks in operation at that date. This agreement allowed us to operate these kiosks under the Sprint name for a reasonable period of time, allowing us to transition the kiosks to a new format. In August 2009, we transitioned these kiosks to multiple wireless carrier RadioShack-branded locations. They are now managed and reported as extensions of existing RadioShack company-operated stores located in the same shopping malls. Both of our reportable segments engage in the sale of consumer electronics products; however, our kiosks primarily offer wireless products and associated accessories. These reportable segments are managed separately due to our kiosks’ narrow product offerings and performance relative to size.

We evaluate the performance of each reportable segment based on operating income, which is defined as sales less cost of products sold and certain direct operating expenses, including labor, rent, and occupancy costs. Asset balances by reportable segment have not been included in the segment table below, as these are managed on a company-wide level and are not fully allocated to each segment for management reporting purposes.

Amounts in the other category reflect our business activities that are not separately reportable, which include our dealer network, e-commerce, third-party service centers, manufacturing and foreign operations.

(In millions)	Year Ended December 31,
	2009	2008	2007
Net sales and operating revenues:
U.S. RadioShack company-operated stores	$3,650.9	$3,611.1	$3,637.7
Kiosks	250.0	283.5	297.0
Other (1)	375.1	329.9	317.0
	$4,276.0	$4,224.5	$4,251.7

Operating income:
U.S. RadioShack company-operated stores (2) (3)	$702.8	$716.4	$780.9
Kiosks (4)	15.4	8.4	15.8
Other (1) (5)	39.9	44.1	52.8
	758.1	768.9	849.5

Unallocated (2) (6) (7)	(388.7)	(446.7)	(467.6)
Operating income	369.4	322.2	381.9

Interest income	4.8	14.6	22.6
Interest expense	(44.1)	(34.9)	(38.8)
Other (loss) income	(1.6)	(2.4)	0.9
Income before income taxes	$328.5	$299.5	$366.6

Depreciation and amortization:
U.S. RadioShack company-operated stores	$45.8	$52.9	$53.4
Kiosks	3.2	5.8	6.3
Other	5.8	1.8	1.7
	54.8	60.5	61.4
Unallocated (8)	38.1	38.6	51.3
	$92.9	$99.1	$112.7

(1)	Net sales and operating revenues and operating income for 2009 include the consolidation of our Mexican subsidiary.
(2)	Amounts have been retrospectively adjusted to conform to current year presentations. Certain prior year inter-company amounts have been reallocated between the segment and the unallocated category.
(3)	Operating income for 2007 includes an $18.8 million federal excise tax refund and an accrued vacation reduction of $11.0 million in connection with the modification of our employee vacation policy.
(4)	Operating income for 2007 includes $1.1 million in connection with the modification of our employee vacation policy.
(5)	Operating income for 2007 includes an accrued vacation reduction of $1.3 million in connection with the modification of our employee vacation policy.
(6)
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

(7)	Unallocated operating income for 2008 includes net charges aggregating $12.1 million associated with the amended lease for our corporate headquarters.
(8)	Depreciation and amortization included in the unallocated category primarily relate to our information technology assets.

Product Sales Information: Our consolidated net sales and operating revenues are summarized by groups of similar products and services, as follows:

	Consolidated Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2009		2008		2007
Wireless	$1,633.3	38.2%	$1,387.3	32.8%	$1,415.8	33.3%
Accessory	1,058.6	24.8	1,174.6	27.8	1,019.2	24.0
Modern home	561.0	13.1	531.8	12.6	557.1	13.1
Personal electronics	454.9	10.6	549.2	13.0	657.2	15.5
Power	227.6	5.3	244.9	5.8	251.7	5.9
Technical	181.1	4.2	184.6	4.4	185.5	4.4
Service	115.3	2.7	95.5	2.3	100.3	2.3
Other sales	44.2	1.1	56.6	1.3	64.9	1.5
Consolidated net sales and operating revenues	$4,276.0	100.0%	$4,224.5	100.0%	$4,251.7	100.0%

NOTE 16 - QUARTERLY DATA (UNAUDITED)

As our operations are predominantly retail oriented, our business is subject to seasonal fluctuations, with the fourth quarter generally being the most significant in terms of sales and profits because of the winter holiday selling season.

	Three Months Ended
(In millions, except per share amounts)	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Year ended December 31, 2009:

Net sales and operating revenues	$1,002.1	$965.7	$990.0	$1,318.2
Cost of products sold	534.5	520.9	518.9	739.2
Gross profit	467.6	444.8	471.1	579.0

SG&A expense	365.8	335.7	380.7	425.7
Depreciation and amortization	21.5	21.1	20.5	20.6
Impairment of long-lived assets	0.2	0.3	0.5	0.5
Total operating expenses	387.5	357.1	401.7	446.8

Operating income	80.1	87.7	69.4	132.2

Interest income	1.5	1.5	0.9	0.9
Interest expense	(11.5)	(11.1)	(11.2)	(10.3)
Other loss	--	--	(1.6)	--
Income before taxes	70.1	78.1	57.5	122.8

Income tax expense	27.0	29.3	20.1	47.1
Net income	$43.1	$48.8	$37.4	$75.7

Net income per share:

Basic and diluted	$0.34	$0.39	$0.30	$0.60

Shares used in computing income per share:
Basic	125.4	125.4	125.5	125.5
Diluted	125.4	125.8	126.3	127.1

	Three Months Ended
(In millions, except per share amounts)	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Year ended December 31, 2008:

Net sales and operating revenues (1)	$949.0	$994.9	$1,021.9	$1,258.7
Cost of products sold	499.4	525.5	544.5	732.4
Gross profit	449.6	469.4	477.4	526.3

SG&A expense (2)	362.4	375.4	370.4	401.6
Depreciation and amortization	22.4	22.1	21.5	21.9
Impairment of long-lived assets	0.6	0.6	0.6	1.0
Total operating expenses	385.4	398.1	392.5	424.5

Operating income	64.2	71.3	84.9	101.8

Interest income	3.6	3.4	3.9	3.7
Interest expense	(7.1)	(6.7)	(9.3)	(11.8)
Other loss	(1.5)	(0.6)	(0.1)	(0.2)
Income before taxes	59.2	67.4	79.4	93.5

Income tax expense	20.4	26.0	30.3	33.4
Net income	$38.8	$41.4	$49.1	$60.1

Net income per share:

Basic and diluted	$0.30	$0.32	$0.38	$0.48

Shares used in computing income per share:
Basic	131.2	131.2	128.4	125.2
Diluted	131.3	131.2	128.8	125.2

(1)	In the third quarter of 2008, we recorded $12.2 million in previously deferred revenue.
(2)	The second quarter of 2008 includes net charges aggregating $12.1 million associated with the amended lease for our corporate headquarters.

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

3.2
Restated Certificate of Incorporation of RadioShack Corporation1 dated July 26, 1999 (filed as Exhibit 3a(i) to RadioShack’s Form 10-Q filed on August 11, 1999, for the fiscal quarter ended June 30, 1999, and incorporated herein by reference).

3.3
Certificate of Elimination of Series C Conversion Preferred Stock of RadioShack Corporation1 dated July 26, 1999 (filed as Exhibit 3a(ii)  to RadioShack’s Form 10-Q filed on August  11, 1999, for the fiscal quarter ended June 30, 1999, and incorporated herein by reference).

3.4
Amended Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of RadioShack Corporation1 dated July 26, 1999 (filed as Exhibit 3a(iii) to RadioShack’s Form 10-Q filed on August 11, 1999, for the fiscal quarter ended June 30, 1999, and incorporated herein by reference).

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
4.1
Indenture, dated as of May 11, 2001, between RadioShack Corporation, as Issuer, and The Bank of New York, as Trustee (filed as Exhibit 4.1 to RadioShack’s Form S-4, filed on June 8, 2001, and incorporated herein by reference).

4.2	Form of New Note due 2011 (filed as Exhibit 4.2 to RadioShack’s Form S-4, filed on June 8, 2001, and incorporated herein by reference).
4.3
Indenture, dated as of August 18, 2008, between RadioShack Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to RadioShack's Form 8-K filed on August 18, 2008, and incorporated herein by reference).

4.4
Form of the 2.50% Convertible Senior Notes due 2013 (included as Exhibit A to the Indenture filed as Exhibit 4.1 to RadioShack's Form 8-K filed on August 18, 2008, and incorporated herein by reference).

4.5
Master Terms and Conditions for Warrants Issued by RadioShack Corporation, dated August 12, 2008, between Citibank, N.A. and RadioShack Corporation (filed as Exhibit 10.5 to RadioShack’s Form 8-K filed on August 18, 2008, and incorporated herein by reference).

4.6
Master Terms and Conditions for Warrants Issued by RadioShack Corporation, dated August 12, 2008, between Bank of America, N.A. and RadioShack Corporation (filed as Exhibit 10.6 to RadioShack’s Form 8-K filed on August 18, 2008, and incorporated herein by reference).

4.7
Confirmation for Warrants, dated August 12, 2008, between Citibank, N.A. and RadioShack Corporation (filed as Exhibit 10.7 to RadioShack’s Form 8-K filed on August 18, 2008, and incorporated herein by reference).

4.8
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

10.2
Master Terms and Conditions for Convertible Bond Hedging Transactions, dated August 12, 2008, between Bank of America, N.A. and RadioShack Corporation (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on August 18, 2008, and incorporated herein by reference).

10.3
Confirmation for Convertible Bond Hedging Transactions, dated August 12, 2008, between Citibank and RadioShack Corporation (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on August 18, 2008, and incorporated herein by reference).

10.4
Confirmation for Convertible Bond Hedging Transactions, dated August 12, 2008, between Bank of America, N.A. and RadioShack Corporation (filed as Exhibit 10.4 to RadioShack’s Form 8-K filed on August 18, 2008, and incorporated herein by reference).

10.5
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

10.6
Overnight Share Repurchase Agreement, dated August 5, 2005, between RadioShack Corporation and Bank of America, N.A. (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on August 8, 2005, and incorporated herein by reference).

10.7
Purchase and Sale Agreement, dated June 25, 2008, between RadioShack Corporation and Tarrant County College District (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on June 25, 2008, and incorporated herein by reference).

10.8
Amended and Restated Lease, dated June 25, 2008, between Tarrant County College District as Landlord, and RadioShack Corporation, as Tenant (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on June 25, 2008, and incorporated herein by reference).

10.9
Stock Purchase Agreement, dated December 15, 2008, by and among Tandy International Corporation and ITC Services, Inc., and Grupo Gigante, S.A.B. de C.V. (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on December 16, 2008, and incorporated herein by reference).

10.10	2
RadioShack Corporation1 Officers Deferred Compensation Plan as restated July 10, 1992 (filed as Exhibit 10d to RadioShack’s Form 10-K filed on March 30, 1994, for the fiscal year ended December 31, 1993, and incorporated herein by reference).

10.11	2
Second Amended and Restated RadioShack Corporation Officers Deferred Compensation Plan, effective as of December 31, 2008 (filed as Exhibit 10.54 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.12	2
RadioShack Corporation 1993 Incentive Stock Plan as amended (filed as Exhibit 10a to RadioShack's Form 10-Q filed on November 14, 2001, for the fiscal quarter ended September 30, 2001, and incorporated herein by reference).

10.13	2
Salary Continuation Plan for Executive Employees of RadioShack Corporation1 and Subsidiaries (Restated) (filed as Exhibit 10a to RadioShack’s Form 10-K filed on March 30, 1994, for the fiscal year ended December 31, 1993, and incorporated herein by reference).

10.14	2
Second Amended and Restated Salary Continuation Plan for Executive Employees of RadioShack Corporation and Subsidiaries, effective as of December 31, 2008 (filed as Exhibit 10.53 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.15	2
Forms of Termination Protection Agreements for (i) Corporate Executives, (ii) Division Executives, and (iii) Subsidiary Executives (filed as Exhibit 10m to RadioShack’s Form 10-Q filed on August 11, 1995, for the fiscal quarter ended June 30, 1995, and incorporated herein by reference).

10.16	2
First Amended and Restated Termination Protection Agreement for Corporate Executives, between RadioShack Corporation and James F. Gooch, effective as of December 31, 2008 (filed as Exhibit 10.60 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.17	2	Amended and Restated RadioShack Corporation 1997 Incentive Stock Plan (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).
10.18	2
Form of Restricted Stock Agreement under RadioShack Corporation 1997 Incentive Stock Plan (filed as Exhibit 10a to RadioShack’s Form 10-Q filed on May 6, 2005, for the fiscal quarter ended March 31, 2005, and incorporated herein by reference).

10.19	2
Form of September 30, 1997 Deferred Compensation Agreement between RadioShack Corporation1 and Leonard H. Roberts (filed as Exhibit 10aa to RadioShack’s Form 10-Q filed on May 13, 1998, for the fiscal quarter ended March 31, 1998, and incorporated herein by reference).

10.20	2	Amended and Restated RadioShack Corporation 1999 Incentive Stock Plan (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).
10.21	2
RadioShack Corporation Unfunded Deferred Compensation Plan for Directors as amended and restated July 22, 2000 (filed as Exhibit 10x to RadioShack’s Form 10-K filed on March 28, 2003, for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.22	2
Second Amended and Restated RadioShack Corporation Unfunded Deferred Compensation Plan for Directors, effective as of December 31, 2008 (filed as Exhibit 10.57 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.23	2	Amended and Restated RadioShack Corporation 2001 Incentive Stock Plan (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).

10.24	2
Death Benefit Agreement effective December 27, 2001, among Leonard H. Roberts, Laurie Roberts and RadioShack Corporation (filed as Exhibit 10a to RadioShack’s Form 10-Q filed on May 13, 2002, for the fiscal quarter ended March 31, 2002, and incorporated herein by reference).

10.25	2
RadioShack 2004 Annual and Long-Term Incentive Compensation Plan (the written description of which is contained on pages 26 through 29 of RadioShack's Proxy Statement filed on April 8, 2004, for the 2004 Annual Meeting of Stockholders, and incorporated herein by reference).

10.26	2
Amendment to RadioShack 2004 Annual and Long-Term Incentive Compensation Plan (the written description of which is contained on pages 32 and 33 of RadioShack's Proxy Statement filed on April 12, 2007, and incorporated herein by reference).

10.27	2
Amended and Restated RadioShack Corporation 2004 Deferred Stock Unit Plan for Non-Employee Directors (filed as Exhibit 10.4 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).

10.28	2
Form of Notice of Grant of Deferred Stock Units and Deferred Stock Unit Agreement under the RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on June 6, 2005, and incorporated herein by reference).

10.29	2
Second Amended and Restated RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors (filed as Exhibit 10.3 to RadioShack’s Form 10-Q filed on April 30, 2007, and incorporated herein by reference).

10.30	2
Third Amended and Restated RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors, effective as of December 31, 2008 (filed as Exhibit 10.58 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.31	2
Form of Incentive Stock Plan(s) Stock Option Agreement for Officers (filed as Exhibit 10a to RadioShack’s Form 10-Q filed on November 5, 2004, for the fiscal quarter ended September 30, 2004, and incorporated herein by reference).

10.32	2	RadioShack Corporation Long-Term Incentive Plan (filed as Exhibit 10.4 to RadioShack’s Form 8-K filed on February 28, 2005, and incorporated herein by reference).
10.33	2	Form of Indemnification Agreement (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on June 6, 2005, and incorporated herein by reference).
10.34	2
RadioShack Corporation Officer’s Supplemental Executive Retirement Plan (filed as Exhibit 10.52 to RadioShack’s Form 10-K filed on March 15, 2006, for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.35	2
Form of RadioShack Corporation Officer’s Supplemental Executive Retirement Plan Agreement (filed as Exhibit 10.53 to RadioShack’s Form 10-K filed on March 15, 2006, for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.36	2
Form of RadioShack Corporation Officer’s Supplemental Executive Retirement Plan Agreement for Existing Participants in the Salary Continuation Plan (filed as Exhibit 10.54 to RadioShack’s Form 10-K filed on March 15, 2006, for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.37	2
First Amended and Restated RadioShack Corporation Officer’s Supplemental Executive Retirement Plan (filed as Exhibit 10.59 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.38	2	RadioShack Corporation Officers’ Severance Program (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on May 23, 2006, and incorporated herein by reference).
10.39	2
First Amended and Restated RadioShack Corporation Officers' Severance Program, effective as of December 31, 2008 (filed as Exhibit 10.56 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.40	2	Letter Agreement, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).
10.41	2
Incentive Stock Plan Non-Qualified Stock Option Agreement under the 1997 Incentive Stock Plan, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.42	2
Incentive Stock Plan Non-Qualified Stock Option Agreement under the 1999 Incentive Stock Plan, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.43	2
Incentive Stock Plan Non-Qualified Stock Option Agreement under the 2001 Incentive Stock Plan, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.4 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.44	2
Incentive Stock Plan Non-Qualified Stock Option Agreement, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.5 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.45	2
Incentive Stock Plan Non-Qualified Stock Option Agreement, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.6 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.46	2
Agreement on Nonsolicitation, Confidentiality, Noncompetition and Intellectual Property, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.7 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.47	2
Employment Offer Letter to James F. Gooch from RadioShack Corporation, dated July 27, 2006 (filed as Exhibit 10.8 to RadioShack’s Form 10-Q filed on October 25, 2006, for the fiscal quarter ended September 30, 2006, and incorporated herein by reference).

10.48	2	Description of 2008 Annual Incentive Bonus Performance Measures (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on February 26, 2008, and incorporated herein by reference).
10.49	2
Description of Long-Term Incentive Performance Measures for the 2008 through 2009 Performance Cycle (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on February 26, 2008, and incorporated herein by reference).

10.50	2
Description of Long-Term Incentive Performance Measures for the 2008 through 2010 Performance Cycle (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on February 26, 2008, and incorporated herein by reference).

10.51	2	RadioShack Corporation 2007 Restricted Stock Plan (included as Appendix A to RadioShack's Proxy Statement filed on April 12, 2007, and incorporated herein by reference).
10.52	2
Form of Restricted Stock Agreement under the RadioShack Corporation 2007 Restricted Stock Plan (filed as Exhibit 10.2 to RadioShack's Form 8-K filed on May 18, 2007, and incorporated herein by reference).

10.53	2
Employment Offer Letter to Bryan Bevin from RadioShack Corporation, dated December 11, 2007, as modified effective September 11, 2008 (filed as Exhibit 10.67 to RadioShack’s Form 10-K filed on February 26, 2008), and incorporated herein by reference).

10.54	2, 3	Employment Offer Letter to Lee D. Applbaum from RadioShack Corporation, dated September 27, 2008.
10.55	2
Second Amended and Restated RadioShack Corporation Termination Protection Plan (Level I), effective as of December 31, 2008 (filed as Exhibit 10.55 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.56	2	2009 RadioShack Corporation Annual & Long-Term Incentive Compensation Plan (included as Appendix A to RadioShack’s Proxy Statement filed on April 17, 2009, and incorporated herein by reference).
10.57	2	RadioShack Corporation 2009 Incentive Stock Plan (included as Appendix B to RadioShack's Proxy Statement filed on April 17, 2009, and incorporated herein by reference).
10.58	2
Form of Stock Option Agreement under the RadioShack Corporation 2009 Incentive Stock Plan (filed as Exhibit 10.3 to RadioShack's Form 10-Q filed on July 27, 2009, and incorporated herein by reference).

10.59	2, 3	Form of Restricted Stock Agreement under the RadioShack Corporation 2009 Incentive Stock Plan.
10.60	2, 3	Form of Restricted Stock Unit Agreement under the RadioShack Corporation 2009 Incentive Stock Plan.
21	3	RadioShack Significant Subsidiaries.
23	3	Consent of PricewaterhouseCoopers LLP.
31(a)	3	Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.
31(b)	3	Rule 13a-14(a) Certification of the Chief Financial Officer of RadioShack Corporation.
32	3	Section 1350 Certifications.4
  ___________________

1  RadioShack Corporation was known as Tandy Corporation until May 18, 2000.

2  Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

3  Filed with this report.

4  These Certifications shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liability of that section.  These Certifications shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.