Form 10-Q
period 2010-03-31
RADIOSHACK CORP
filed 2010-04-26
CIK 96289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on April 14, 2010 was 125,384,016.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2010	2009

Net sales and operating revenues	$1,041.7	$1,002.1
Cost of products sold (includes depreciation amounts of $2.0 million and $2.6 million, respectively)	549.8	534.5
Gross profit	491.9	467.6

Operating expenses:
Selling, general and administrative	380.7	365.8
Depreciation and amortization	20.1	21.5
Impairment of long-lived assets	0.3	0.2
Total operating expenses	401.1	387.5

Operating income	90.8	80.1

Interest income	0.6	1.5
Interest expense	(9.9)	(11.5)

Income before income taxes	81.5	70.1
Income tax expense	31.4	27.0

Net income	$50.1	$43.1

Net income per share:

Basic	$0.40	$0.34

Diluted	$0.39	$0.34

Shares used in computing net income per share:

Basic	125.7	125.4

Diluted	127.9	125.4

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,	March 31,
(In millions, except for share amounts)	2010	2009	2009
Assets
Current assets:
Cash and cash equivalents	$871.8	$908.2	$873.2
Accounts and notes receivable, net	280.5	322.5	205.1
Inventories	688.7	670.6	575.8
Other current assets	113.0	114.4	90.9
Total current assets	1,954.0	2,015.7	1,745.0

Property, plant and equipment, net	271.7	282.3	300.6
Goodwill, net	41.2	38.9	36.3
Other assets, net	89.6	92.4	116.6
Total assets	$2,356.5	$2,429.3	$2,198.5

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$31.0	$41.6	$37.8
Accounts payable	185.6	223.0	189.0
Accrued expenses and other current liabilities	282.6	359.0	287.3
Income taxes payable	26.9	30.9	20.2
Total current liabilities	526.1	654.5	534.3

Long-term debt	630.7	627.8	662.4
Other non-current liabilities	91.9	98.7	95.3
Total liabilities	1,248.7	1,381.0	1,292.0

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 191,033,000 shares issued	191.0	191.0	191.0
Additional paid-in capital	163.7	161.8	153.8
Retained earnings	2,374.0	2,323.9	2,193.3
Treasury stock, at cost; 65,653,000, 65,806,000 and 65,904,000 shares, respectively	(1,617.9)	(1,621.9)	(1,624.6)
Accumulated other comprehensive loss	(3.0)	(6.5)	(7.0)
Total stockholders’ equity	1,107.8	1,048.3	906.5
Total liabilities and stockholders’ equity	$2,356.5	$2,429.3	$2,198.5

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(In millions)	2010	2009
Cash flows from operating activities:
Net income	$50.1	$43.1
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	22.1	24.1
Amortization of discount on convertible notes	3.6	3.3
Impairment of long-lived assets	0.3	0.2
Stock-based compensation	5.1	2.6
Other non-cash items	1.4	4.0
Changes in operating assets and liabilities:
Accounts and notes receivable	42.4	38.5
Inventories	(8.0)	71.2
Other current assets	3.0	7.4
Accounts payable, accrued expenses, income taxes payable and other	(134.6)	(108.3)
Net cash (used in) provided by operating activities	(14.6)	86.1

Cash flows from investing activities:
Additions to property, plant and equipment	(12.3)	(26.2)
Proceeds from sale of property, plant and equipment	--	0.1
Net cash used in investing activities	(12.3)	(26.1)

Cash flows from financing activities:
Changes in short-term borrowings and outstanding checks in excess of cash balances, net	(10.6)	(1.6)
Proceeds from exercise of stock options	1.1	--
Net cash used in financing activities	(9.5)	(1.6)

Net (decrease) increase in cash and cash equivalents	(36.4)	58.4
Cash and cash equivalents, beginning of period	908.2	814.8
Cash and cash equivalents, end of period	$871.8	$873.2

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Throughout this report, the terms “our,” “we,” “us,” “Company,” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We prepared the accompanying unaudited interim consolidated financial statements, which include the accounts of RadioShack Corporation and all majority-owned domestic and foreign subsidiaries, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three month periods ended March 31, 2010 and 2009, do not necessarily indicate the results you might expect for the full year. For further information, refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – NET INCOME PER SHARE

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

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2010	2009

Numerator:
Net income	$50.1	$43.1

Denominator:
Weighted-average common shares outstanding	125.7	125.4
Dilutive effect of stock-based awards	2.2	--
Weighted average shares for diluted net income per share	127.9	125.4

Basic net income per share	$0.40	$0.34

Diluted net income per share	$0.39	$0.34

Weighted-average shares for diluted net income per share exclude the effect of approximately 2.4 million employee stock options and 15.5 million warrants to purchase shares of common stock for the three months ended March 31, 2010, and 11.4 million options and 15.5 million warrants for the three months ended March 31, 2009, because the exercise prices of these securities (strike price of $36.60 per share for the warrants) exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive. These securities could be dilutive in future periods.

Weighted-average shares for diluted net income per share exclude the effect of approximately 15.5 million shares that underlie our convertible debt instruments for the three month periods ended March 31, 2010 and 2009, because the conversion price ($24.25 per share) exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive. These securities could be dilutive in future periods.

NOTE 3 – COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2010, was $53.6 million compared with $43.1 million for the same period last year. In addition to net income, the other components of comprehensive income, all net of tax, were foreign currency translation adjustments and the amortization of a prior year gain on a cash flow hedge.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

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

Interest Rate Swap Agreements: We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates. In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100 million and $50 million, respectively, both of which have maturities in May 2011. These swaps effectively convert a portion of our long-term fixed rate debt to a variable rate. We entered into these agreements to balance our fixed versus floating rate debt portfolio to continue to take advantage of lower short-term interest rates. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive fixed rates of 7.375%.

The swap agreements were originally designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. The periodic interest settlements, which occur at the same interval as the interest payments on our long-term notes due in May 2011, are recorded as interest expense. The gain or loss on these derivatives, as well as the offsetting loss or gain on the related debt, was recognized in current earnings, but had a net earnings effect of zero due to short-cut method accounting.

In September 2009, we repurchased $43.2 million of our long-term notes due in 2011. A portion of these notes was hedged by our interest rate swaps. Upon repurchase of these notes, we were required to discontinue the hedge accounting treatment associated with these derivative instruments that used the short-cut method. Changes in the fair value of these instruments are recorded as an adjustment to interest expense. In the first quarter, this adjustment resulted in a $0.4 million increase to interest expense.

NOTE 5 – FAIR VALUE MEASUREMENTS

The Financial Accounting Standards Board’s (“FASB”) accounting guidance utilizes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value into three broad levels:
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(In millions)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

As of March 31, 2010
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps (1) (2)	$ 4.9	--	$ 4.9	--

As of December 31, 2009
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps (1) (2)	$ 5.3	--	$ 5.3	--

As of March 31, 2009
Derivatives Designated as Hedging Instruments:
Interest rate swaps (1) (2)	$ 6.3	--	$ 6.3	--

(1)	These interest rate swaps serve as economic hedges on our long-term notes due in May 2011.
(2)	Included in other assets, net

The fair values of our interest rate swaps are the estimated amounts we would have received to settle the agreements. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, short-term debt, accounts payable, accrued liabilities, and long-term debt. With the exception of long-term debt, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for long-term debt have been determined using recent trading activity and/or bid ask spreads.

Carrying amounts and the related estimated fair value of our long-term debt are as follows:

	March 31, 2010		December 31, 2009
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$630.7	$756.7	$627.8	$740.2

At March 31, 2010, the fair values of our convertible notes due in August 2013 and our long-term notes due in May 2011 were $438.9 million and $316.8 million, respectively, compared with $422.5 million and $316.7 million, respectively, at December 31, 2009.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(In millions)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

Three Months Ended March 31, 2010

Long-lived assets held and used	$ 0.3	--	--	$ 0.3

For the three months ended March 31, 2010, long-lived assets held and used in our U.S. RadioShack company-operated stores and kiosks with a carrying value of $0.6 million were written down to their fair value of $0.3 million. The write-down resulted in an impairment charge of $0.3 million. The inputs used to calculate the fair value of these long-lived assets included the projected cash flows from these assets and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation:  On October 10, 2008, the Los Angeles County Superior Court granted our second Motion for Class Decertification in the class action lawsuit of Brookler v. RadioShack Corporation.  Plaintiffs’ claims that we violated California's wage and hour laws relating to meal periods were originally certified as a class action on February 8, 2006. Our first Motion for Decertification of the class was denied on August 29, 2007. However, after a California Appellate Court's favorable decision on similar facts in Brinker Restaurant Corporation v. Superior Court, we again sought class decertification. Based on the California Appellate Court’s decision in Brinker, the trial court granted our second motion. The plaintiffs in Brookler have appealed this ruling. Due to the unsettled nature of California state law regarding the standard of liability for meal period violations, we and the Brookler plaintiffs requested that the California appellate court stay its ruling on the plaintiffs’ appeal of the class decertification ruling, pending the California Supreme Court’s decision in Brinker. The appellate court denied this joint motion, and both parties have now fully briefed the appellate court. The outcome of this action is uncertain and the ultimate resolution of this matter could have a material adverse effect on our financial position, results of operations, and cash flows in the period in which any such resolution is recorded. However, we believe the outcome of this case will not have such an effect.

On June 7, 2007, a purported class action lawsuit, Richard Stuart v. RadioShack Corporation, et al, was filed against RadioShack in the U.S. District Court for the Northern District of California, based on allegations that RadioShack failed to properly reimburse employees in California for mileage expenses associated with their use of personal vehicles to make transfers of merchandise between our stores. On February 9, 2009, the court granted the plaintiffs’ Motion for Class Certification. Following a mediation held on October 5, 2009, the parties reached a tentative settlement of the lawsuit subject to court approval. The parties reached agreement on all terms of the proposed settlement agreement in January 2010, and the plaintiffs filed a Motion for Preliminary Approval on February 24, 2010. On April 19, 2010, the court approved plaintiffs' Motion for Preliminary Approval of the Settlement and set the hearing for final approval of the settlement for August 6, 2010.  Though final approval of the settlement is pending, the outcome of this action remains uncertain.  However, it is unlikely that the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations, and cash flows in the period in which any such resolution is recorded.

We have various other pending claims, lawsuits, disputes with third parties, investigations and actions incidental to the operation of our business, including certain cases discussed generally below under “Continuing Lease Obligations.” Although occasional adverse settlements or resolutions may occur and negatively affect earnings in the period or year of settlement, it is our belief that their ultimate resolution will not have a material adverse effect on our financial position or liquidity.

Continuing Lease Obligations: We have obligations under retail leases for locations that have been assumed by other businesses, the majority by CompUSA Inc. For more information, see Note 13 – “Commitments and Contingencies” in Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2009. We will continue to monitor this situation for new information on outstanding litigation and settlements, but we no longer consider the amounts of these obligations, both individually and in the aggregate, as material to our results of operations or financial position.

NOTE 7 – SEGMENT REPORTING

We have two reportable segments, U.S. RadioShack company-operated stores and kiosks. Our U.S. RadioShack company-operated stores segment consists solely of our 4,475 U.S. company-operated retail stores, all operating under the RadioShack brand name. Our kiosks segment consists of our network of 555 kiosks, located primarily in Sam’s Club and Target locations. In August 2009, we completed the transition of our Sprint-branded kiosks to multiple wireless carrier RadioShack-branded locations. They are now primarily managed and reported as extensions of existing RadioShack company-operated stores located in the same shopping malls, and are no longer managed as a part of our kiosks segment. Both of our reportable segments engage in the sale of consumer electronics products; however, our kiosks primarily offer wireless products and associated accessories. These reportable segments are managed separately due to our kiosks’ narrow product offerings and their performance relative to size.

We evaluate the performance of each reportable segment based on operating income, which is defined as sales less cost of products sold and certain direct operating expenses, including labor, rent, and occupancy costs. Asset balances by reportable segment have not been included in the segment table below, as these are managed on a company-wide basis and are not fully allocated to each segment for management reporting purposes. Amounts in the other category reflect our business activities that are not separately reportable, which include sales to our independent dealers, outside sales through our service centers, sales generated by our www.radioshack.com Web site and our Mexican subsidiary, sales to commercial customers, and outside sales of our global sourcing operations and manufacturing.

	Three Months Ended
	March 31,
(In millions)	2010	2009

Net sales and operating revenues:
U.S. RadioShack company-operated stores	$899.7	$862.5
Kiosks	57.2	62.3
Other	84.8	77.3
	$1,041.7	$1,002.1

Operating income:
U.S. RadioShack company-operated stores	$163.8	$165.8
Kiosks	8.5	0.7
Other	10.0	9.7
	182.3	176.2
Unallocated (1)	(91.5)	(96.1)
Operating income	90.8	80.1

Interest income	0.6	1.5
Interest expense	(9.9)	(11.5)
Income before income taxes	$81.5	$70.1

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

NOTE 8 – NEW ACCOUNTING STANDARDS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS (“MD&A”)

This MD&A section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and capital resources, and certain factors that may affect our future results, including economic and industry-wide factors. You should read this MD&A in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, of this Quarterly Report, as well as with our Annual Report on Form 10-K for the calendar year ended December 31, 2009.

RESULTS OF OPERATIONS

Overview

Highlights related to the first quarter of 2010 include:

•
Net sales and operating revenues increased $39.6 million, or 4.0%, to $1,041.7 million when compared with the same period last year. Comparable store sales increased 4.7%. This increase was driven by increased sales in our Sprint Nextel postpaid wireless business, the addition of T-Mobile as a postpaid wireless carrier, and increased sales of prepaid wireless handsets, but was partially offset by decreased sales of digital converter boxes.

•
Gross margin increased 50 basis points to 47.2% from the first quarter of 2009. This increase was primarily driven by a change in our sales mix away from lower margin products such as digital converter boxes.

•
Selling, general and administrative (“SG&A”) expense increased $14.9 million to $380.7 million when compared with the same period last year. As a percentage of net sales and operating revenues, SG&A was flat with the same period last year at 36.5%. The increase in SG&A for the first quarter was primarily due to increased compensation expense, which was driven by incentive compensation paid on increased wireless sales, increased advertising expense and increased payroll taxes.

•	As a result of the factors above, operating income increased $10.7 million, or 13.4%, to $90.8 million when compared with the first quarter of 2009.

•	Net income increased $7.0 million, or 16.2%, to $50.1 million when compared with the first quarter of 2009. Net income per diluted share was $0.39 compared with $0.34 for the same period last year.

•	Adjusted EBITDA increased $8.7 million, or 8.3%, to $112.9 million when compared with the first quarter of 2009.

	Three Months Ended
	March 31,
(In millions)	2010	2009
Adjusted EBITDA(1)	$112.9	$104.2

Interest expense, net of interest income	(9.3)	(10.0)
Income tax expense	(31.4)	(27.0)
Depreciation and amortization	(22.1)	(24.1)
Net income	$50.1	$43.1

(1)
Adjusted EBITDA, a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation and amortization. Our calculation of adjusted EBITDA is also adjusted for other income or loss and cumulative effects of changes in accounting principles, if applicable. The comparable financial measure to adjusted EBITDA under GAAP is net income. Adjusted EBITDA is used by management to evaluate the operating performance of our business for comparable periods and is a metric used in the computation of annual and long-term incentive management bonuses. Adjusted EBITDA should not be used by investors or others as the sole basis for formulating investment decisions as it excludes a number of important items. We compensate for this limitation by using GAAP financial measures as well in managing our business. In the view of management, adjusted EBITDA is an important indicator of operating performance because adjusted EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs.

RadioShack Retail Outlets

The table below shows our retail locations allocated among U.S. and Mexico company-operated stores, kiosks, and dealer and other outlets at the following dates.

	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
U.S. RadioShack company- operated stores	4,475	4,476	4,470	4,450	4,448
Kiosks (1) (2) (3)	555	562	462	617	662
Mexico RadioShack company- operated stores	206	204	204	201	202
Dealer and other outlets (4)	1,301	1,321	1,343	1,372	1,384
Total number of retail locations	6,537	6,563	6,479	6,640	6,696

(1)
In August 2009, we completed the transition of our Sprint-branded kiosks to multiple wireless carrier RadioShack-branded locations. At March 31, 2010, we managed and reported approximately 100 of these locations as extensions of existing RadioShack company-operated stores located in the same shopping malls.

(2)
In February 2009, we signed a contract extension with Sam’s Club through March 31, 2011, with a transition period ending June 30, 2011, to continue operating kiosks in certain Sam’s Club locations. As part of the terms of the contract extension, we assigned the operation of 66 kiosk locations to Sam’s Club during the last twelve months. We will assign at least 22 locations to Sam’s Club in 2010, and Sam’s Club still has the right to assume the operations of up to 23 additional kiosk locations.

(3)
In the fourth quarter of 2009, we commenced a test rollout of kiosk locations in approximately 100 Target stores. This test will be completed in 2010. At the conclusion of the test, a determination will be made with Target regarding whether these operations will be expanded or closed.

(4)	Our dealer and other outlets decreased by 20 locations, net of new openings, during the first quarter. This decline was due to the closure of lower volume outlets.

Net Sales and Operating Revenues

Consolidated net sales and operating revenues allocated among our two reportable segments and other sales are as follows:

	Three Months Ended
	March 31,
(In millions)	2010	2009

U.S. RadioShack company-operated stores	$899.7	$862.5
Kiosks	57.2	62.3
Other	84.8	77.3
Consolidated net sales and operating revenues	$1,041.7	$1,002.1

Consolidated net sales and operating revenues increase	4.0%	5.6%
Comparable store sales(1) increase	4.7%	5.0%

(1)
Comparable store sales include the sales of RadioShack company-operated stores and kiosks with more than 12 full months of recorded sales. Following the termination of the Sprint-branded kiosk business, the former Sprint-branded kiosks were transformed into multiple wireless carrier RadioShack-branded locations. At March 31, 2010, we managed and reported approximately 100 of these locations as extensions of existing RadioShack company-operated stores located in the same shopping malls; current year results of such kiosks are included with these RadioShack company-operated stores for purposes of comparable store sales. For more information regarding the transition of the Sprint-branded kiosks to RadioShack-branded locations, see Item 1 – “Business” in our Annual Report on Form 10-K for the calendar year ended December 31, 2009.

Consolidated net sales in the first quarter increased 4.0%, or $39.6 million, to $1,041.7 million, compared with $1,002.1 million in the same period last year. This increase was primarily due to a comparable store sales increase of 4.7% in the first quarter of 2010.

U.S. RadioShack Company-Operated Stores Segment

Sales for the U.S. RadioShack company-operated stores segment increased $37.2 million, or 4.3%, in the first quarter.

Sales in our wireless platform (includes postpaid and prepaid wireless handsets, commissions, residual income and communication devices such as scanners and GPS products) increased 48.8% for the first quarter when compared with the same period last year. This increase was driven by increased sales in our Sprint Nextel postpaid wireless business, the addition of T-Mobile as a postpaid wireless carrier, and increased sales of prepaid wireless handsets.

Sales in our accessory platform (includes home entertainment, wireless, music, computer, video game and GPS accessories; media storage; power adapters; digital imaging products and headphones) decreased 26.0% for the first quarter when compared with the same period last year. This decrease was driven primarily by decreased sales of digital converter boxes, but was partially offset by increased sales of wireless accessories. Consolidated sales of converter boxes were $10.6 million for the first quarter, compared with $72.4 million for the same period last year. Converter box sales have decreased since the transition to digital television occurred in June 2009. We expect sales of converter boxes to be minimal in the remainder of 2010.

Sales in our modern home platform (includes home audio and video end-products, personal computing products, residential telephones, and Voice over Internet Protocol (“VoIP”) products) decreased 14.3% for the first quarter when compared with the same period last year. This decrease was driven primarily by decreased sales of digital televisions and DVD players.

Sales in our personal electronics platform (includes digital cameras, digital music players, toys, satellite radios, video gaming hardware, camcorders, and general radios) decreased 9.6% for the first quarter when compared with the same period last year. We recorded increased sales of digital music players, which were more than offset by decreased sales across most of the other product categories in this platform.

Sales in our power platform (includes general and special purpose batteries and battery chargers) decreased 8.5% for the first quarter when compared with the same period last year; however, sales trends improved throughout the quarter. This decrease was driven primarily by decreased sales of both general and special purpose batteries.

Sales in our technical platform (includes wire and cable, connectivity products, components and tools, and hobby products) decreased 4.3% for the first quarter when compared with the same period last year. This decrease was driven primarily by decreased sales of connectivity products.

Sales in our service platform (includes prepaid wireless airtime, extended service plans, AT&T’s ConnecTech service, and bill payment revenue) increased 24.8% for the first quarter when compared with the same period last year. This increase was driven primarily by increased sales of prepaid wireless airtime.

Kiosks Segment

Kiosk sales consist primarily of handset sales, postpaid and prepaid commission revenue, and related wireless accessory sales. Kiosk sales decreased 8.2% or $5.1 million for the first quarter when compared with the same period last year. Increased sales in our Sam’s Club business, driven by a strong increase in comparable store sales, and sales generated from our test Target locations were more than offset by the closure of our Sprint-branded kiosks, which occurred in the third quarter of 2009. For more information regarding the closure of our Sprint-branded kiosks, see the Kiosks section in Item 1 – “Business” in our Annual Report on Form 10-K for the calendar year ended December 31, 2009.

In June 2009, Sam’s Club notified us of its intent to exercise its right to assume operation of certain kiosk locations. We assigned the operation of 66 kiosk locations to Sam’s Club during the last twelve months. We will assign at least 22 locations to Sam’s Club in 2010, and Sam’s Club still has the right to assume the operations of up to 23 additional kiosk locations. For more information regarding our arrangement with Sam’s Club, see the Kiosks section in Item 1 – “Business” in our Annual Report on Form 10-K for the calendar year ended December 31, 2009.

Other Sales

Other sales include sales to our independent dealers, outside sales through our service centers, sales generated by our www.radioshack.com Web site and our Mexican subsidiary, sales to commercial customers, and outside sales of our global sourcing operations and manufacturing. Other sales increased $7.5 million or 9.7% in the first quarter. This sales increase was primarily driven by increased sales at our Mexican subsidiary and increased sales to our independent dealers.

Gross Profit

Consolidated gross profit and gross margin are as follows:
	Three Months Ended
	March 31,
(In millions)	2010	2009

Gross profit	$491.9	$467.6
Gross margin	47.2%	46.7%
Gross profit increase	5.2%	4.0%

Consolidated gross profit and gross margin for the first quarter were $491.9 million and 47.2%, respectively, compared with $467.6 million and 46.7% in the same period last year. This resulted in a 5.2% increase in gross profit dollars year over year, primarily due to increased sales and an increased gross margin.

Our gross margin increased 50 basis points for the first quarter, when compared with the same period last year. This increase was primarily driven by a change in sales mix away from lower margin digital converter boxes.

Selling, General and Administrative Expense

Consolidated SG&A expense is as follows:
	Three Months Ended
	March 31,
(In millions)	2010	2009

SG&A	$380.7	$365.8
% of net sales and operating revenues	36.5%	36.5%
SG&A increase	4.1%	0.9%

Consolidated SG&A expense increased 4.1%, or $14.9 million, for the first quarter when compared with the same period last year. This resulted in our ratio of SG&A as a percentage of net sales and operating revenues being consistent with the same period last year.

The increase in SG&A expense for the first quarter was primarily due to increased compensation expense, which was driven by incentive compensation paid on increased wireless sales, increased advertising expense, and increased payroll taxes.

Depreciation and Amortization

Consolidated depreciation and amortization was $22.1 million for the first quarter compared with $24.1 million in the same period last year. Of these amounts, depreciation and amortization classified as cost of products sold on the consolidated statements of income was $2.0 million for the first quarter compared with $2.6 million in the same period last year.

Net Interest Expense

Consolidated net interest expense, which is interest expense net of interest income, was $9.3 million for the first quarter compared with $10.0 million for the same period last year.

Interest expense primarily consists of interest paid at the stated coupon rate on our outstanding notes, the non-cash amortization of discounts and premiums on our outstanding notes, cash paid or received on our interest rate swaps, and the non-cash change in fair value of our interest rate swaps in the first quarter of 2010. Interest expense decreased $1.6 million for the first quarter when compared with the same period last year. This decrease was primarily driven by the reduced principal balance of our long-term notes due in May 2011 due to the September 2009 repurchase of $43.2 million and larger payments received on our interest rate swap contracts during the first quarter, compared with the same period last year. Non-cash interest expense was $3.3 million in the first quarter of both 2010 and 2009.

Interest income decreased $0.9 million in the first quarter when compared with the same period last year. This decrease was due to a lower interest rate environment in 2010.

Income Tax Provision

The income tax provision for each quarterly period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are reported in the quarterly period in which they occur. Our effective tax rate was 38.5% for the first quarter of both 2010 and 2009. The effective tax rate for the first quarter of 2010 was affected by the recognition of previously unrecognized tax benefits due to the settlement of state income matters during the period. This discrete item lowered the effective tax rate by 0.6 percentage points for the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Operating Activities: Cash used in operating activities for the first quarter was $14.6 million, compared with cash provided by operating activities of $86.1 million for the same period last year. Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and working capital components. Cash provided by net income plus non-cash adjustments to net income was $82.6 million and $77.3 million for the first quarter of 2010 and 2009, respectively. Cash used in working capital components for the first quarter of 2010 was $97.2 million, compared with cash provided by working capital of $8.8 million in the same period last year. The additional cash used in working capital components in 2010 was primarily related to increased inventory of wireless telephone handsets in support of our strong growth in the wirelss platform.

Investing Activities: Cash used in investing activities was $12.3 million for the first quarter, compared with $26.1 million for the same period last year. This decrease was primarily driven by decreased capital spending in 2010. Capital expenditures for these periods related primarily to U.S. RadioShack company-operated stores and information systems projects. We anticipate that our capital expenditure requirements for 2010 will range from $100 million to $120 million. U.S. RadioShack company-operated store remodels and relocations, as well as information systems projects, will account for the majority of our anticipated 2010 capital expenditures. Cash and cash equivalents and cash generated from operating activities will be used to fund future capital expenditure needs.

Financing Activities: Cash used in financing activities was $9.5 million for the first quarter, compared with $1.6 million during the same period last year. This change was primarily related to changes in the amount of outstanding checks in excess of our zero-balance cash disbursement accounts.

Free Cash Flow: Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was a usage of cash of $26.9 million for the first quarter, compared with $59.9 million of free cash flow during the same period last year. This decrease was primarily driven by decreased cash generated from operating activities in the first quarter.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments, or fund other uses of capital that management believes will enhance stockholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities. Cash used in operating activities was $14.6 million for the first quarter, compared with cash provided by operating activities of $86.1 million in the same period last year. We do not intend the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended		Year Ended
	March 31,		December 31,
(In millions)	2010	2009	2009

Net cash (used in) provided by operating activities	$(14.6)	$86.1	$245.8
Less:
Additions to property, plant and equipment	12.3	26.2	81.0
Dividends paid	--	--	31.3
Free cash flow	$(26.9)	$59.9	$133.5

Sources of Liquidity

As of March 31, 2010, we had $871.8 million in cash and cash equivalents. Additionally, we have a credit facility of $325 million. As of March 31, 2010, we had $291.3 million available under this credit facility due to the issuance of standby letters of credit. We have not borrowed from this facility. We believe that our annual cash flows from operations and available cash and cash equivalents will adequately fund our operations, our capital expenditures, and our maturing debt obligations. Additionally, our credit facility is available for additional working capital needs or investment opportunities.

Credit Ratings: Below are the agencies’ ratings by category, as well as their respective current outlook for the ratings, as of April 15, 2010.

Rating Agency	Rating	Outlook
Standard and Poor’s	BB	Stable
Moody's	Ba1	Stable
Fitch	BB	Stable

Capitalization

The following table sets forth information about our capitalization at the dates indicated.
	March 31,		December 31,		March 31,
	2010		2009		2009
(In millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent

Short-term debt	$31.0	1.8%	$41.6	2.4%	$37.8	2.4%
Long-term debt	630.7	35.6	627.8	36.6	662.4	41.2
Total debt	661.7	37.4	669.4	39.0	700.2	43.6
Stockholders’ equity	1,107.8	62.6	1,048.3	61.0	906.5	56.4
Total capitalization	$1,769.5	100.0%	$1,717.7	100.0%	$1,606.7	100.0%

We continually assess alternatives to our capital structure and evaluate strategic capital initiatives. These may include, but are not limited to, additional share repurchases and modifications of existing debt, such as the amount of debt outstanding, the types of debt issued and the maturity dates of the debt. These alternatives, if implemented, could materially affect our total capitalization, debt ratios and cash balances.

Share Repurchases: On August 20, 2009, our Board of Directors announced a $200 million increase in the dollar amount of our common stock that the company is authorized to purchase under a previously approved share repurchase program. As of March 31, 2010, $290.0 million of the total authorized amount was available for share repurchases under this program. No shares have been repurchased under this program in 2010.

Recently Issued Accounting Pronouncements

Refer to Note 8 – “Recently Issued Accounting Pronouncements” in Notes to Consolidated Financial Statements of this Form 10-Q for information regarding recently issued accounting pronouncements that may affect our financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2009. We continually evaluate the information used to make these estimates as our business and the economic environment change, and the resulting effects of changes in our estimates are recorded in our consolidated financial statements in the period in which the facts and circumstances that give rise to the change in estimate become known.

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

Judgments and uncertainties involved in the estimate
Our revenue recognition accounting methodology requires us to make certain judgments regarding the estimate of future sales returns and service plan deactivations. Our estimate for product refunds and returns, service plan deactivations, residual revenue and commission revenue adjustments are based on historical information pertaining to these items. Based on our extensive history in selling activated wireless telephone handsets, we have been able to establish reliable deactivation estimates. However, our estimate for service deactivations can be affected by certain characteristics of and decisions made by our service providers. These factors include the quality of their customer service, the quality and performance of their networks, their rate plan offerings, their extensions of customer credit, and their wireless telephone handset product offerings. These factors add uncertainty to our estimates.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to estimate sales returns or service deactivations during the past three fiscal years. We continue to update our estimate for service deactivations to reflect the most recently available information regarding the characteristics of and decisions made by our service providers discussed above. If actual results differ from our estimates due to these or other various factors, the amount of revenue recorded could be materially affected. A 10% difference in our reserves for the estimates noted above would have affected net sales and operating revenues by approximately $6.1 million in 2010.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Matters discussed in MD&A and in other parts of this report include forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are statements that are not historical and may be identified by the use of words such as “expect,” “anticipate,” “believe,” “estimate,” “potential” or similar words. These matters include statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 31, 2010, the only derivative instruments that materially exposed us to market risks for interest rates, foreign currency rates, commodity prices or other market price risks were interest rate swaps, which serve as an economic hedge on our long-term debt. We do not use derivatives for speculative purposes. Refer to Note 4 – “Derivative Financial Instruments” in Notes to Consolidated Financial Statements of this Form 10-Q for additional information.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net investment position at March 31, 2010, of $646.9 million, consisting of fluctuating short-term investments of $796.9 million and offset by $150 million of indebtedness which, because of our interest rate swaps, effectively bears interest at short-term floating rates. A hypothetical increase or decrease of 100 basis points in the interest rate applicable to this floating-rate net exposure would result in a change in annual net interest expense of $6.5 million and an approximate $2.3 million change to the fair value of our interest rate swaps, which would also affect net interest expense. This hypothesis assumes no change in the principal or investment balance.

We have market risk arising from changes in foreign currency exchange rates related to our purchase of inventory from manufacturers located in China and other areas outside of the U.S. Our purchases are denominated in U.S. dollars; however, the strengthening of the Chinese currency, or other currencies, against the U.S. dollar could cause our vendors to increase the prices of items we purchase from them. It is not possible to estimate the effect of foreign currency exchange rate changes on our purchases of this inventory. We are also exposed to foreign currency fluctuations related to our Mexican subsidiary, which represented less than 5% of consolidated net sales and operating revenues.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Refer to Note 6 – “Commitments and Contingencies” in Notes to Consolidated Financial Statements of this Form 10-Q for information on legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
January 1 – 31, 2010	1,395	(3)	$21.18	--	$290,042,027
February 1 – 28, 2010	12,133	(3)	$19.87	--	$290,042,027
March 1 – 31, 2010	27,689	(3)	$19.82	--	$290,042,027
Total	41,217			--

(1)
RadioShack announced a $200 million share repurchase program on July 24, 2008, which has no stated expiration date. On August 20, 2009, we announced a $200 million increase in this share repurchase program. As of March 31, 2010, $290 million of the total authorized amount was available for share repurchases under this program.

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

RadioShack Corporation
(Registrant)

Date: April 26, 2010	By:	/s/	Martin O. Moad
Martin O. Moad
Vice President and
Corporate Controller
(Principal Accounting Officer)

Date: April 26, 2010	By:	/s/	James F. Gooch
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

3.5
Certificate of Designations of Series B TESOP Convertible Preferred Stock dated June 29, 1990 (filed as Exhibit 4A to RadioShack's 1993, Form S-8 for the RadioShack Corporation1 Incentive Stock Plan, Reg. No. 33-51603, filed on November 12, 1993, and incorporated herein by reference).

3.6	RadioShack Corporation Bylaws, amended and restated as of September 11, 2008 (filed as Exhibit 3.1 to RadioShack’s Form 8-K filed on September 17, 2008, and incorporated herein by reference).
10.1
First Amendment to Lease, dated March 11, 2010, by and between Tarrant County College District as Landlord, and RadioShack Corporation as Tenant (filed as Exhibit 10.1 to RadioShack’s Form 8-K on March 18, 2010, and incorporated herein by reference).

10.2	Employment Offer Letter to Scott E. Young from RadioShack Corporation, dated March 18, 2010 (filed as Exhibit 99.2 to RadioShack’s Form 8-K on April 6, 2010, and incorporated herein by reference).
31(a)2	Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.
31(b)2	Rule 13a-14(a) Certification of the Chief Financial Officer of RadioShack Corporation.
322	Section 1350 Certifications.3

____________________________

1	RadioShack Corporation was known as Tandy Corporation until May 18, 2000.
2	Filed with this report
3
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