Form 10-Q
period 2010-06-30
RADIOSHACK CORP
filed 2010-07-29
CIK 96289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on July 15, 2010 was 125,387,789.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share amounts)	2010	2009	2010	2009

Net sales and operating revenues	$1,011.4	$965.7	$2,053.1	$1,967.8
Cost of products sold (includes depreciation amounts of $1.9 million, $2.2 million, $3.9 million, and $4.8 million, respectively)	530.8	520.9	1,080.6	1,055.4
Gross profit	480.6	444.8	972.5	912.4

Operating expenses:
Selling, general and administrative	364.5	335.7	745.2	701.5
Depreciation and amortization	19.4	21.1	39.5	42.6
Impairment of long-lived assets	0.4	0.3	0.7	0.5
Total operating expenses	384.3	357.1	785.4	744.6

Operating income	96.3	87.7	187.1	167.8

Interest income	0.7	1.5	1.3	3.0
Interest expense	(10.7)	(11.1)	(20.6)	(22.6)

Income before income taxes	86.3	78.1	167.8	148.2
Income tax expense	33.3	29.3	64.7	56.3

Net income	$53.0	$48.8	$103.1	$91.9

Net income per share:

Basic	$0.42	$0.39	$0.82	$0.73

Diluted	$0.41	$0.39	$0.81	$0.73

Shares used in computing net income per share:

Basic	125.8	125.4	125.8	125.4

Diluted	128.2	125.8	128.0	125.6

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,	June 30,
(In millions, except for share amounts)	2010	2009	2009
Assets
Current assets:
Cash and cash equivalents	$931.1	$908.2	$930.8
Accounts and notes receivable, net	311.9	322.5	205.2
Inventories	646.2	670.6	578.2
Other current assets	122.8	114.4	91.0
Total current assets	2,012.0	2,015.7	1,805.2

Property, plant and equipment, net	263.4	282.3	290.7
Goodwill, net	39.8	38.9	39.7
Other assets, net	80.5	92.4	107.4
Total assets	$2,395.7	$2,429.3	$2,243.0

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt, including current maturities of long-term debt	$356.3	$41.6	$55.7
Accounts payable	185.4	223.0	190.0
Accrued expenses and other current liabilities	275.5	359.0	275.9
Income taxes payable	7.4	30.9	6.2
Total current liabilities	824.6	654.5	527.8

Long-term debt, excluding current maturities	324.1	627.8	664.4
Other non-current liabilities	87.5	98.7	89.1
Total liabilities	1,236.2	1,381.0	1,281.3

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 191,033,000 shares issued	191.0	191.0	191.0
Additional paid-in capital	165.4	161.8	156.5
Retained earnings	2,427.0	2,323.9	2,242.1
Treasury stock, at cost; 65,645,000, 65,806,000 and 65,858,000 shares, respectively	(1,617.6)	(1,621.9)	(1,623.4)
Accumulated other comprehensive loss	(6.3)	(6.5)	(4.5)
Total stockholders’ equity	1,159.5	1,048.3	961.7
Total liabilities and stockholders’ equity	$2,395.7	$2,429.3	$2,243.0

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(In millions)	2010	2009
Cash flows from operating activities:
Net income	$103.1	$91.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.4	47.4
Amortization of discount on convertible notes	7.3	6.8
Impairment of long-lived assets	0.7	0.5
Stock-based compensation	7.5	6.1
Other non-cash items	8.0	7.3
Changes in operating assets and liabilities:
Accounts and notes receivable	11.0	38.4
Inventories	38.6	64.2
Other current assets	(4.2)	9.6
Accounts payable, accrued expenses, income taxes payable and other	(173.4)	(128.8)
Net cash provided by operating activities	42.0	143.4

Cash flows from investing activities:
Additions to property, plant and equipment	(25.7)	(43.9)
Proceeds from sale of property, plant and equipment	0.1	0.1
Net cash used in investing activities	(25.6)	(43.8)

Cash flows from financing activities:
Changes in outstanding checks in excess of cash balances, net	5.2	16.4
Proceeds from exercise of stock options	1.3	--
Net cash provided by financing activities	6.5	16.4

Net increase in cash and cash equivalents	22.9	116.0
Cash and cash equivalents, beginning of period	908.2	814.8
Cash and cash equivalents, end of period	$931.1	$930.8

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Throughout this report, the terms “our,” “we,” “us,” “Company,” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We prepared the accompanying unaudited interim consolidated financial statements, which include the accounts of RadioShack Corporation and all majority-owned domestic and foreign subsidiaries, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three and six month periods ended June 30, 2010 and 2009, do not necessarily indicate the results you might expect for the full year. For further information, refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2010	2009	2010	2009

Numerator:
Net income	$53.0	$48.8	$103.1	$91.9

Denominator:
Weighted-average common shares outstanding	125.8	125.4	125.8	125.4
Dilutive effect of stock-based awards	2.4	0.4	2.2	0.2
Weighted average shares for diluted net income per share	128.2	125.8	128.0	125.6

Basic net income per share	$0.42	$0.39	$0.82	$0.73

Diluted net income per share	$0.41	$0.39	$0.81	$0.73

Common stock equivalents that were not included in the calculation of diluted net income per share:
Employee stock options (1)	1.9	9.6	2.0	9.6
Warrants to purchase common stock (1)	15.5	15.5	15.5	15.5
Convertible debt instruments (2)	15.5	15.5	15.5	15.5

(1)
These common stock equivalents were excluded because their exercise prices (strike price of $36.60 per share for the warrants) exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive. These securities could be dilutive in future periods.

(2)
These common stock equivalents were excluded because the conversion price ($24.25 per share) exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive. These securities could be dilutive in future periods.

NOTE 3 – COMPREHENSIVE INCOME

Comprehensive income for the three months ended June 30, 2010, was $49.7 million, compared with $51.3 million for the same period last year. Comprehensive income for the six month periods ended June 30, 2010 and 2009, was $103.3 million and $94.4 million, respectively. In addition to net income, the other components of comprehensive income were foreign currency translation adjustments and the amortization of a prior year gain on a cash flow hedge.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Financial Accounting Standards Board’s (“FASB”) accounting guidance on the accounting for derivative instruments and hedging activities. We do not hold or issue derivative financial instruments for trading or speculative purposes. To qualify for hedge accounting, derivatives must meet defined correlation and effectiveness criteria, be designated as a hedge and result in cash flows and financial statement effects that substantially offset those of the position being hedged.

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

Interest Rate Swap Agreements: We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates. In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100 million and $50 million, respectively, both of which have maturities in May 2011. These swaps effectively convert a portion of our fixed rate debt to variable rate debt. We entered into these agreements to balance our fixed versus floating rate debt portfolio to continue to take advantage of lower short-term interest rates. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive payments at a fixed rate of 7.375%.

The swap agreements were originally designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. The periodic interest settlements, which occur at the same interval as the interest payments on our long-term notes due in May 2011, are recorded as interest expense. The gain or loss on these derivatives, as well as the offsetting loss or gain on the related debt, were recognized in current earnings, but had a net earnings effect of zero due to short-cut method accounting.

In September 2009, we repurchased $43.2 million of our long-term notes due in 2011. A portion of these notes was hedged by our interest rate swaps. Upon repurchase of these notes, we were required to discontinue the hedge accounting treatment associated with these derivative instruments that used the short-cut method. Changes in the fair value of these instruments are recorded as adjustments to interest expense. For the three and six month periods ended June 30, 2010, these adjustments resulted in increases in interest expense of $1.0 million and $1.4 million, respectively.

NOTE 5 – FAIR VALUE MEASUREMENTS

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(In millions)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

As of June 30, 2010
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps (1) (2)	$3.8	--	$3.8	--

As of December 31, 2009
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps (1) (3)	$5.3	--	$5.3	--

As of June 30, 2009
Derivatives Designated as Hedging Instruments:
Interest rate swaps (1) (3)	$4.8	--	$4.8	--

(1)	These interest rate swaps serve as economic hedges on our long-term notes due in May 2011.
(2)	Included in other current assets
(3)	Included in other assets, net

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

Carrying amounts and the related estimated fair value of our long-term debt, including current maturities, are as follows:

	June 30, 2010		December 31, 2009
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt including current maturities	$633.6	$728.4	$627.8	$740.2

At June 30, 2010, the fair values of our convertible notes due in August 2013 and our long-term notes due in May 2011 were $407.1 million and $320.2 million, respectively, compared with $422.5 million and $316.7 million, respectively, at December 31, 2009.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(In millions)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

Three Months Ended June 30, 2010

Long-lived assets held and used	$ 0.3	--	--	$ 0.3

For the three months ended June 30, 2010, long-lived assets held and used in our U.S. RadioShack company-operated stores and kiosks with a carrying value of $0.7 million were written down to their fair value of $0.3 million. The write-down resulted in an impairment charge of $0.4 million. The inputs used to calculate the fair value of these long-lived assets included the projected cash flows from these assets and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets.

NOTE 6 – WIRELESS SERVICE PROVIDER SETTLEMENT AGREEMENT

The business terms of our relationships with our wireless service providers are governed by our wireless reseller agreements. These contracts are complex and include provisions determining our upfront commission revenue, net of chargebacks for wireless service deactivations; our acquisition and return of wireless handsets; and in some cases, future residual revenue, performance targets and marketing development funds. Disputes occasionally arise between the parties regarding the interpretation of these contract provisions.

Certain disputes arose with one of the Company’s wireless service providers pertaining to upfront commission revenue for activations prior to July 1, 2010, and related chargebacks for wireless service deactivations. Negotiations regarding resolution of these disputes culminated in the signing of a settlement agreement in July 2010. In connection with the decision to settle these disputes, the Company considered the following: the timing of cash outflows and inflows in connection with the disputed upfront commission revenue and related chargebacks, and the estimated future residual revenue; the benefits of settling the disputes and agreeing to good faith negotiations with the wireless service provider in the third quarter of 2010 to modify the commission and chargeback provisions of our wireless reseller agreement; and the risks associated with the ultimate realization of the estimated future residual revenue. Key elements of the settlement agreement include the following:

•	All disputes relating to upfront commission revenue for activations prior to July 1, 2010, and related chargebacks were settled;
•	The wireless service provider agreed to pay $141 million to the Company on or before July 30, 2010;
•
The Company and the wireless service provider agreed to enter into good faith negotiations in the third quarter of 2010 to modify the commission and chargeback provisions of our wireless reseller agreement; and

•
Beginning on July 1, 2010, the wireless service provider will not be obligated to pay future residual revenue amounts to the Company for a period of time for customers activated on or before June 30, 2010. For the first six months of 2010, these residual revenue amounts averaged approximately $9 million per quarter. Based on this average, we would receive no residual revenue payments from this wireless service provider for eight quarters per the terms of the settlement agreement. However, we are currently unable to estimate the combined effect, if any, that the settlement agreement and the anticipated modifications to the commission, recurring residual revenue and chargeback provisions of our wireless reseller agreement resulting from such negotiations will have on our results of operations for future periods.

The effects of the settlement agreement have been reflected in net sales and operating revenues and accounts receivable in the accompanying consolidated financial statements.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation:  On October 10, 2008, the Los Angeles County Superior Court granted our second Motion for Class Decertification in the class action lawsuit of Brookler v. RadioShack Corporation.  Plaintiffs’ claims that we violated California's wage and hour laws relating to meal periods were originally certified as a class action on February 8, 2006. Our first Motion for Decertification of the class was denied on August 29, 2007. However, after a California Appellate Court's favorable decision on similar facts in Brinker Restaurant Corporation v. Superior Court, we again sought class decertification. Based on the California Appellate Court’s decision in Brinker, the trial court granted our second motion. The plaintiffs in Brookler have appealed this ruling. Due to the unsettled nature of California state law regarding the standard of liability for meal period violations, we and the Brookler plaintiffs requested that the California appellate court stay its ruling on the plaintiffs’ appeal of the class decertification ruling, pending the California Supreme Court’s decision in Brinker. The appellate court denied this joint motion, and both parties have now fully briefed the appellate court. The appellate court has scheduled oral arguments for this matter on August 5, 2010. The outcome of this action is uncertain and the ultimate resolution of this matter could have a material adverse effect on our financial position, results of operations, and cash flows in the period in which any such resolution is recorded.

On June 7, 2007, a purported class action lawsuit, Richard Stuart v. RadioShack Corporation, et al, was filed against RadioShack in the U.S. District Court for the Northern District of California, based on allegations that RadioShack failed to properly reimburse employees in California for mileage expenses associated with their use of personal vehicles to make transfers of merchandise between our stores. On February 9, 2009, the court granted the plaintiffs’ Motion for Class Certification. Following a mediation held on October 5, 2009, the parties reached a tentative settlement of the lawsuit subject to court approval. The parties reached agreement on all terms of the proposed settlement agreement in January 2010, and the plaintiffs filed a Motion for Preliminary Approval on February 24, 2010. On April 19, 2010, the court approved plaintiffs’ Motion for Preliminary Approval of the Settlement and set the hearing for final approval of the settlement for August 6, 2010. Though final approval of the settlement is pending, the outcome of this action remains uncertain. However, it is unlikely that the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations, and cash flows in the period in which any such resolution is recorded.

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

Continuing Lease Obligations: We have obligations under retail leases for locations that have been assumed by other businesses, the majority by CompUSA Inc. For more information, see Note 13 – “Commitments and Contingencies” in Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009. We will continue to monitor this situation for new information on outstanding litigation and settlements, but we no longer consider the amounts of these obligations, both individually and in the aggregate, as material to our results of operations or financial position.

NOTE 8 – SEGMENT REPORTING

We have two reportable segments, U.S. RadioShack company-operated stores and kiosks. Our U.S. RadioShack company-operated stores segment consists solely of our 4,469 U.S. company-operated retail stores, all operating under the RadioShack brand name. Our kiosks segment consists of our network of 533 kiosks, located primarily in Sam’s Club and Target locations. In August 2009, we completed the transition of our Sprint-branded kiosks to multiple wireless carrier RadioShack-branded locations. They are now primarily managed and reported as extensions of existing RadioShack company-operated stores located in the same shopping malls, and are no longer managed as a part of our kiosks segment. Both of our reportable segments engage in the sale of consumer electronics products; however, our kiosks primarily offer wireless products and associated accessories. These reportable segments are managed separately due to our kiosks’ narrow product offerings and their performance relative to size.

We evaluate the performance of each reportable segment based on operating income, which is defined as sales less cost of products sold and certain direct operating expenses, including labor, rent, and occupancy costs. Asset balances by reportable segment have not been included in the segment table below, as these are managed on a company-wide basis and are not fully allocated to each segment for management reporting purposes. Amounts in the other category reflect our business activities that are not separately reportable, which include sales to our independent dealers, sales to other third parties through our service centers, sales generated by our www.radioshack.com Web site and our Mexican subsidiary, sales to commercial customers, and sales to other third parties through our global sourcing and manufacturing operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009

Net sales and operating revenues:
U.S. RadioShack company-operated stores	$873.9	$821.4	$1,773.6	$1,683.9
Kiosks	55.5	63.4	112.7	125.7
Other	82.0	80.9	166.8	158.2
	$1,011.4	$965.7	$2,053.1	$1,967.8

Operating income:
U.S. RadioShack company-operated stores	$161.5	$152.3	$325.3	$318.1
Kiosks	6.1	3.9	14.6	4.6
Other	8.5	9.9	18.5	19.6
	176.1	166.1	358.4	342.3
Unallocated (1)	(79.8)	(78.4)	(171.3)	(174.5)
Operating income	96.3	87.7	187.1	167.8

Interest income	0.7	1.5	1.3	3.0
Interest expense	(10.7)	(11.1)	(20.6)	(22.6)
Income before income taxes	$86.3	$78.1	$167.8	$148.2

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

NOTE 9 – NEW ACCOUNTING STANDARDS

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (“MD&A”)

This MD&A section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and capital resources, and certain factors that may affect our future results, including economic and industry-wide factors. You should read this MD&A in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, of this Quarterly Report, as well as with our Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

Overview

Highlights related to the second quarter of 2010 include:

•
The Company entered into a settlement agreement with one of our wireless service providers that affected our results of operations. For more information regarding this settlement agreement, please refer to our discussion of critical accounting policies and estimates in this MD&A.

•
Net sales and operating revenues increased $45.7 million, or 4.7%, to $1,011.4 million when compared with the same period last year. Comparable store sales increased 6.7%. This increase was driven by increased sales in our postpaid wireless business, the addition of T-Mobile as a postpaid wireless carrier, and increased sales of prepaid wireless handsets, but was partially offset by decreased sales of digital converter boxes and related accessories as well as decreased sales in our modern home and personal electronics platforms.

•
Gross margin increased 140 basis points to 47.5% from the second quarter of 2009. This increase was primarily driven by decreased sales of lower margin digital converter boxes and the change in sales mix away from our lower margin modern home and personal electronics platforms.

•
Selling, general and administrative (“SG&A”) expense increased $28.8 million to $364.5 million when compared with the same period last year. As a percentage of net sales and operating revenues, SG&A increased 120 basis points from the same period last year to 36.0%. The increase in SG&A for the second quarter was primarily due to increased compensation expense, which was driven by incentive compensation paid on increased wireless sales, and increased advertising expense.

•	As a result of the factors above, operating income increased $8.6 million, or 9.8%, to $96.3 million when compared with the second quarter of 2009.

•	Net income increased $4.2 million, or 8.6%, to $53.0 million when compared with the second quarter of 2009. Net income per diluted share was $0.41, compared with $0.39 for the same period last year.

•	Adjusted EBITDA increased $6.6 million, or 5.9%, to $117.6 million when compared with the second quarter of 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Adjusted EBITDA(1)	$117.6	$111.0	$230.5	$215.2

Interest expense, net of interest income	(10.0)	(9.6)	(19.3)	(19.6)
Income tax expense	(33.3)	(29.3)	(64.7)	(56.3)
Depreciation and amortization	(21.3)	(23.3)	(43.4)	(47.4)
Net income	$53.0	$48.8	$103.1	$91.9

(1)
Adjusted EBITDA, a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation and amortization. Our calculation of adjusted EBITDA is also adjusted for other income or loss and cumulative effects of changes in accounting principles, if applicable. The comparable financial measure to adjusted EBITDA under GAAP is net income. Adjusted EBITDA is used by management to evaluate the operating performance of our business for comparable periods and is a metric used in the computation of annual and long-term incentive management bonuses. Adjusted EBITDA should not be used by investors or others as the sole basis for formulating investment decisions, as it excludes a number of important items. We compensate for this limitation by using GAAP financial measures as well in managing our business. In the view of management, adjusted EBITDA is an important indicator of operating performance because adjusted EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs.

RadioShack Retail Outlets

The table below shows our retail locations allocated among U.S. and Mexico company-operated stores, kiosks, and dealer and other outlets at the following dates.

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2010	2010	2009	2009	2009
U.S. RadioShack company- operated stores	4,469	4,475	4,476	4,470	4,450
Kiosks (1) (2) (3)	533	555	562	462	617
Mexico RadioShack company- operated stores	203	206	204	204	201
Dealer and other outlets (4)	1,267	1,301	1,321	1,343	1,372
Total number of retail locations	6,472	6,537	6,563	6,479	6,640

(1)
In August 2009, we completed the transition of our Sprint-branded kiosks to multiple wireless carrier RadioShack-branded locations. At June 30, 2010, we managed and reported approximately 96 of these locations as extensions of existing RadioShack company-operated stores located in the same shopping malls.

(2)
In February 2009, we extended our contract with Sam’s Club through March 31, 2011, with a transition period ending June 30, 2011, to continue operating kiosks in certain Sam’s Club locations. As part of the terms of the contract extension, we assigned the operation of 22 kiosk locations to Sam’s Club during the second quarter. Sam’s Club has the right to assume the operations of up to 23 additional kiosk locations.

(3)	In the fourth quarter of 2009, we commenced a test rollout of kiosk locations in approximately 100 Target stores.
(4)	Our dealer and other outlets decreased by 34 locations, net of new openings, during the second quarter. This decline was due to the closure of lower volume outlets.

Net Sales and Operating Revenues

Consolidated net sales and operating revenues allocated among our two reportable segments and other sales are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009

U.S. RadioShack company-operated stores	$873.9	$821.4	$1,773.6	$1,683.9
Kiosks	55.5	63.4	112.7	125.7
Other	82.0	80.9	166.8	158.2
Consolidated net sales and operating revenues	$1,011.4	$965.7	$2,053.1	$1,967.8

Consolidated net sales and operating revenues increase (decrease)	4.7%	(2.9%)	4.3%	1.2%
Comparable store sales(1) increase (decrease)	6.7%	(4.0%)	5.7%	0.4%

(1)
Comparable store sales include the sales of RadioShack company-operated stores and kiosks with more than 12 full months of recorded sales. Following the termination of the Sprint-branded kiosk business, the former Sprint-branded kiosks were transformed into multiple wireless carrier RadioShack-branded locations. At June 30, 2010, we managed and reported approximately 96 of these locations as extensions of existing RadioShack company-operated stores located in the same shopping malls. Current year results of such kiosks are included with these RadioShack company-operated stores for purposes of comparable store sales. For more information regarding the transition of the Sprint-branded kiosks to RadioShack-branded locations, see Item 1 – “Business” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Consolidated net sales for the second quarter increased 4.7%, or $45.7 million, to $1,011.4 million, compared with $965.7 million in the same period last year. Consolidated net sales for the first six months of 2010 increased 4.3%, or $85.3 million, to $2,053.1 million, compared with $1,967.8 million in the same period last year. Comparable store sales increased 6.7% for the second quarter and increased 5.7% for the first six months of 2010, when compared with the same periods last year.

U.S. RadioShack Company-Operated Stores Segment

Sales for the U.S. RadioShack company-operated stores segment increased $52.5 million, or 6.4%, for the second quarter and increased $89.7 million, or 5.3%, for the first six months of 2010 when compared with the same periods last year.

Sales in our wireless platform (includes postpaid and prepaid wireless handsets, commissions, recurring residual revenue and communication devices such as scanners and GPS products) increased 61.4% for the second quarter and increased 55.0% for the first six months of 2010 when compared with the same periods last year. These increases were driven primarily by increased sales in our postpaid wireless business, the addition of T-Mobile as a postpaid wireless carrier, and increased sales of prepaid wireless handsets.

Sales in our accessory platform (includes home entertainment, wireless, music, computer, video game and GPS accessories; media storage; power adapters; digital imaging products and headphones) decreased 25.4% for the second quarter and decreased 25.7% for the first six months of 2010 when compared with the same periods last year. These decreases were driven primarily by decreased sales of digital converter boxes and related accessories, but were partially offset by increased sales of wireless accessories. Consolidated sales of converter boxes were $8.0 million for the second quarter and $18.6 million for the first six months of 2010, compared with $54.4 million and $126.8 million for the same periods last year. Converter box sales have decreased since the transition to digital television occurred in June 2009. We expect sales of converter boxes to be minimal for the remainder of 2010.

Sales in our modern home platform (includes home audio and video end-products, personal computing products, residential telephones, and Voice over Internet Protocol (“VoIP”) products) decreased 26.3% for the second quarter and decreased 20.0% for the first six months of 2010 when compared with the same periods last year. These decreases were driven primarily by decreased sales of digital televisions and netbooks.

Sales in our personal electronics platform (includes digital cameras, digital music players, toys, satellite radios, video gaming hardware, camcorders, and general radios) decreased 19.8% for the second quarter and decreased 14.9% for the first six months of 2010 when compared with the same periods last year. The second quarter decrease was driven primarily by decreased sales of digital cameras, digital music players, video gaming hardware and toys. The decrease for the first six months of 2010 was driven by the same product categories, but digital music players had less of an effect because of the sales gain we experienced for digital music players in the first quarter.

Sales in our power platform (includes general and special purpose batteries and battery chargers) decreased 5.1% for the second quarter and decreased 6.9% for the first six months of 2010 when compared with the same periods last year. These decreases were driven primarily by decreased sales of both general and special purpose batteries.

Sales in our technical platform (includes wire and cable, connectivity products, components and tools, and hobby products) decreased 3.0% for the second quarter and decreased 3.7% for the first six months of 2010 when compared with the same periods last year. These decreases were driven primarily by decreased sales of connectivity products.

Sales in our service platform (includes prepaid wireless airtime, extended service plans, AT&T’s ConnecTech service, and bill payment revenue) increased 6.5% for the second quarter and increased 15.2% for the first six months of 2010 when compared with the same periods last year. These increases were driven primarily by increased sales of prepaid wireless airtime.

Kiosks Segment

Kiosk sales consist primarily of handset sales, postpaid and prepaid commission revenue, and related wireless accessory sales. Kiosk sales decreased 12.5% or $7.9 million for the second quarter and decreased 10.3% or $13.0 million for the first six months of 2010 when compared with the same periods last year. Increased sales in our Sam’s Club business, driven by a strong increase in comparable store sales, and sales generated from our test Target locations were more than offset by the closure of our Sprint-branded kiosks, which occurred in the third quarter of 2009. For more information regarding the closure of our Sprint-branded kiosks, see the Kiosks section in Item 1 – “Business” in our Annual Report on Form 10-K for the year ended December 31, 2009.

In February 2009, we extended our contract with Sam’s Club through March 31, 2011, with a transition period ending June 30, 2011, to continue operating kiosks in certain Sam’s Club locations. As part of the terms of the contract extension, we assigned the operation of 22 kiosk locations to Sam’s Club during the second quarter. Sam’s Club has the right to assume the operations of up to 23 additional kiosk locations. For more information regarding our arrangement with Sam’s Club, see the Kiosks section in Item 1 – “Business” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Other Sales

Other sales include sales to our independent dealers, sales to other third parties through our service centers, sales generated by our www.radioshack.com Web site and our Mexican subsidiary, sales to commercial customers, and sales to other third parties through our global sourcing and manufacturing operations. Other sales increased $1.1 million or 1.4% for the second quarter and increased $8.6 million or 5.4% for the first six months of 2010. These sales increases were primarily driven by increased sales at our Mexican subsidiary and increased sales to our independent dealers, but were partially offset by decreased sales from www.radioshack.com.

Gross Profit

Consolidated gross profit and gross margin are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009

Gross profit	$480.6	$444.8	$972.5	$912.4
Gross margin	47.5%	46.1%	47.4%	46.4%
Gross profit increase (decrease)	8.0%	(5.2%)	6.6%	(0.7%)

Consolidated gross profit and gross margin for the second quarter were $480.6 million and 47.5%, respectively, compared with $444.8 million and 46.1% in the same period last year. This resulted in a 8.0% increase in gross profit dollars year over year. Consolidated gross profit and gross margin for the first six months of 2010 were $972.5 million and 47.4%, respectively, compared with $912.4 million and 46.4% in the same period last year. This resulted in a 6.6% increase in gross profit dollars year over year. These increases in gross profit dollars were primarily due to increased sales and increased gross margin.

Our gross margin increased 140 basis points for the second quarter and 100 basis points for the first six months of 2010, when compared with the same periods last year. These increases were primarily driven by decreased sales of lower margin digital converter boxes and the change in sales mix away from our lower margin modern home and personal electronics platforms.

Selling, General and Administrative Expense

Consolidated SG&A expense is as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009

SG&A	$364.5	$335.7	$745.2	$701.5
% of net sales and operating revenues	36.0%	34.8%	36.3%	35.6%
SG&A increase (decrease)	8.6%	(10.6%)	6.2%	(4.9%)

Consolidated SG&A expense increased 8.6%, or $28.8 million, for the second quarter and increased 6.2%, or $43.7 million, for the first six months of 2010 when compared with the same periods last year. This represents 120 and 70 basis point increases as a percentage of net sales and operating revenues for the second quarter and the first six months of 2010, respectively.

The increases in SG&A expense for the second quarter and for the first six months of 2010 were primarily due to increased compensation expense, which was driven by incentive compensation paid on increased wireless sales, and increased advertising expense.

Depreciation and Amortization

Consolidated depreciation and amortization was $21.3 million for the second quarter and $43.4 million for the first six months of 2010, compared with $23.3 million and $47.4 million, respectively, in the same periods last year. Of these amounts, depreciation and amortization classified as cost of products sold on the consolidated statements of income was $1.9 million for the second quarter and $3.9 million for the first six months of 2010, compared with $2.2 million and $4.8 million, respectively, in the same periods last year.

Net Interest Expense

Consolidated net interest expense, which is interest expense net of interest income, was $10.0 million for the second quarter and $19.3 million for the first six months of 2010, compared with $9.6 million and $19.6 million, respectively, for the same periods last year.

Interest expense primarily consists of interest paid at the stated coupon rate on our outstanding notes, the non-cash amortization of discounts and premiums on our outstanding notes, cash paid or received on our interest rate swaps, and the non-cash change in fair value of our interest rate swaps in 2010. Interest expense decreased $0.4 million for the second quarter and decreased $2.0 million for the first six months of 2010 when compared with the same periods last year. These decreases were primarily driven by the reduced principal balance of our long-term notes due in May 2011 resulting from the September 2009 principal repurchase of $43.2 million and larger net payments received on our interest rate swap contracts during 2010, compared with the same periods last year. Non-cash interest expense was $3.9 million for the second quarter and $7.2 million for the first six months of 2010, compared with $3.4 million and $6.7 million, respectively, for the same periods last year.

Interest income decreased $0.8 million for the second quarter and decreased $1.7 million for the first six months of 2010 when compared with the same periods last year. These decreases were due to a lower interest rate environment in 2010.

Income Tax Provision

The income tax provision for each quarterly period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are recorded in the quarterly period in which they occur. Our effective tax rate was 38.6% for the second quarter and 38.6% for the first six months of 2010, compared with 37.5% and 38.0%, respectively, for the same periods last year. The effective tax rates for the second quarter and the first six months of 2010 were affected by the recognition of previously unrecognized tax benefits due to the settlement of state income tax matters during the period. These discrete items lowered the effective tax rate by 0.3 percentage points for the second quarter and 0.4 percentage points for the first six months of 2010.

The effective tax rate for the second quarter and the first six months of 2009 was affected by the recognition of previously unrecognized tax benefits due to the favorable settlement of state income tax matters during the period. These discrete items lowered the effective tax rate by 3.0 percentage points for the second quarter and 1.6 percentage points for the first six months of 2009, respectively. These decreases to the effective tax rate were partially offset by other smaller discrete items.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Operating Activities: Cash provided by operating activities for the first six months of 2010 was $42.0 million, compared with $143.4 million for the same period last year. Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and working capital components. Cash provided by net income plus non-cash adjustments to net income was $170.0 million and $160.0 million for the first six months of 2010 and 2009, respectively. Cash used in working capital components was $128.0 million and $16.6 million for the first six months of 2010 and 2009, respectively. The additional cash used in working capital components in 2010 was partially related to increased inventory requirements and increased accounts receivable from our wireless service providers in support of the strong growth in our wireless platform. Due to timing differences, we also used more cash to pay accounts payable in 2010, compared with the same period last year.

Investing Activities: Cash used in investing activities was $25.6 million for the first six months of 2010, compared with $43.8 million for the same period last year. This decrease was primarily driven by decreased capital spending in 2010. We anticipate that our capital expenditure requirements for 2010 will range from $90 million to $110 million. U.S. RadioShack company-operated store remodels and relocations, as well as information systems projects, will account for the majority of these anticipated capital expenditures. Cash and cash equivalents and cash generated from operating activities will be used to fund future capital expenditure needs.

Financing Activities: Cash provided by financing activities was $6.5 million for the first six months of 2010, compared with $16.4 million during the same period last year. This change was primarily related to changes in the amount of outstanding checks in excess of our zero-balance cash disbursement accounts.

Free Cash Flow: Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $16.3 million for the first six months of 2010, compared with $99.5 million of free cash flow during the same period last year. This decrease was primarily driven by decreased cash generated from operating activities in 2010, but was partially offset by decreased capital expenditures in 2010.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments, or fund other uses of capital that management believes will enhance stockholder value. The comparable financial measure to free cash flow under GAAP is cash flows from operating activities. Cash provided by operating activities was $42.0 million for the first six months of 2010, compared with $143.4 million in the same period last year. Free cash flow, a non-GAAP financial measure, should not be considered in isolation or used as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of net cash provided by operating activities to free cash flow:

	Six Months Ended		Year Ended
	June 30,		December 31,
(In millions)	2010	2009	2009

Net cash provided by operating activities	$42.0	$143.4	$245.8
Less:
Additions to property, plant and equipment	25.7	43.9	81.0
Dividends paid	--	--	31.3
Free cash flow	$16.3	$99.5	$133.5

Sources of Liquidity

As of June 30, 2010, we had $931.1 million in cash and cash equivalents. Additionally, we have a credit facility of $325 million. As of June 30, 2010, we had $291.3 million available under this credit facility due to the issuance of standby letters of credit. We have not borrowed under this facility. We have $306.8 million of long-term notes that will mature in May 2011. We believe that our annual cash flows from operations and available cash and cash equivalents will adequately fund our operations, our capital expenditures, and our maturing debt obligations. Additionally, our credit facility is available for additional working capital needs or investment opportunities.

Our credit facility expires in May 2011. Preliminary discussions with our banks indicate that we will be able to enter into a new credit facility for an amount greater than or equal to our existing credit facility. The new facility is anticipated to be completed no later than the first quarter of 2011.

Credit Ratings: Below are the agencies’ ratings by category, as well as their respective current outlook for the ratings, as of July 14, 2010.

Rating Agency	Rating	Outlook
Standard and Poor’s	BB	Stable
Moody's	Ba1	Stable
Fitch	BB	Stable

Capitalization

The following table sets forth information about our capitalization at the dates indicated.
	June 30,		December 31,		June 30,
	2010		2009		2009
(In millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent

Short-term debt	$356.3	19.4%	$41.6	2.4%	$55.7	3.3%
Long-term debt	324.1	17.6	627.8	36.6	664.4	39.5
Total debt	680.4	37.0	669.4	39.0	720.1	42.8
Stockholders’ equity	1,159.5	63.0	1,048.3	61.0	961.7	57.2
Total capitalization	$1,839.9	100.0%	$1,717.7	100.0%	$1,681.8	100.0%

Our June 30, 2010, balances reflect the reclassification of $306.8 million of our long-term notes due in May of 2011 from long-term debt to short-term debt, including their related basis adjustments. We continually assess alternatives to our capital structure and evaluate strategic capital initiatives. These may include, but are not limited to, additional share repurchases and modifications of existing debt, such as the amount of debt outstanding, the types of debt issued and the maturity dates of the debt. These alternatives, if implemented, could materially affect our total capitalization, debt ratios and cash balances.

Share Repurchases: As of June 30, 2010, $290.0 million was available for share repurchases under our authorized share repurchase program. No shares were repurchased under this program in the first six months of 2010.

Recently Issued Accounting Pronouncements

Refer to Note 9 – “New Accounting Standards” in Notes to Consolidated Financial Statements of this Form 10-Q for information regarding recently issued accounting guidance that may affect our financial statements.

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

Certain products, such as wireless telephone handsets, require the customer to use the services of a third-party service provider. The third-party service provider pays us an upfront commission for obtaining a new customer and, in some cases, a monthly recurring residual amount based upon the ongoing arrangement between the service provider and the customer. Our sale of an activated wireless telephone handset is the single event required to meet the delivery criterion for both the upfront commission and the recurring residual revenue. Upfront commission revenue, net of estimated wireless service deactivations, is generally recognized at the time an activated wireless telephone handset is sold to the customer at the point-of-sale. Recurring residual revenue is recognized as earned under the terms of each contract with the service provider, which is typically as the service provider bills its customer, generally on a monthly basis.

Judgments and uncertainties involved in the estimate
Our revenue recognition accounting methodology requires us to make certain judgments regarding the estimate of future sales returns and wireless service deactivations. Our estimates for product refunds and returns, wireless service deactivations, recurring residual revenue and commission revenue adjustments are based on historical information pertaining to these items. Based on our extensive history in selling activated wireless telephone handsets, we have been able to establish reliable estimates for wireless service deactivations. However, our estimates for wireless service deactivations can be affected by certain characteristics of and decisions made by our service providers. These factors include changes in the quality of their customer service, the quality and performance of their networks, their rate plan offerings, their policies regarding extensions of customer credit, and their wireless telephone handset product offerings. These factors add uncertainty to our estimates.

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to estimate sales returns or wireless service deactivations during the past three fiscal years. We continue to update our estimate for wireless service deactivations to reflect the most recently available information regarding the characteristics of and decisions made by our service providers discussed above. If actual results differ from our estimates due to these or various other factors, the amount of revenue recorded could be materially affected. A 10% difference in our reserves for the estimates noted above would have affected net sales and operating revenues by approximately $2.9 million in 2010.

Wireless service provider settlement agreement
The business terms of our relationships with our wireless service providers are governed by our wireless reseller agreements. These contracts are complex and include provisions determining our upfront commission revenue, net of chargebacks for wireless service deactivations; our acquisition and return of wireless handsets; and in some cases, future residual revenue, performance targets and marketing development funds. Disputes occasionally arise between the parties regarding the interpretation of these contract provisions.

Certain disputes arose with one of the Company’s wireless service providers pertaining to upfront commission revenue for activations prior to July 1, 2010, and related chargebacks for wireless service deactivations. Negotiations regarding resolution of these disputes culminated in the signing of a settlement agreement in July 2010. In connection with the decision to settle these disputes, the Company considered the following: the timing of cash outflows and inflows in connection with the disputed upfront commission revenue and related chargebacks, and the estimated future residual revenue; the benefits of settling the disputes and agreeing to good faith negotiations with the wireless service provider in the third quarter of 2010 to modify the commission and chargeback provisions of our wireless reseller agreement; and the risks associated with the ultimate realization of the estimated future residual revenue. Key elements of the settlement agreement include the following:

•	All disputes relating to upfront commission revenue for activations prior to July 1, 2010, and related chargebacks were settled;
•	The wireless service provider agreed to pay $141 million to the Company on or before July 30, 2010;
•
The Company and the wireless service provider agreed to enter into good faith negotiations in the third quarter of 2010 to modify the commission and chargeback provisions of our wireless reseller agreement; and

•
Beginning on July 1, 2010, the wireless service provider will not be obligated to pay future residual revenue amounts to the Company for a period of time for customers activated on or before June 30, 2010. For the first six months of 2010, these residual revenue amounts averaged approximately $9 million per quarter. Based on this average, we would receive no residual revenue payments from this wireless service provider for eight quarters per the terms of the settlement agreement. However, we are currently unable to estimate the combined effect, if any, that the settlement agreement and the anticipated modifications to the commission, recurring residual revenue and chargeback provisions of our wireless reseller agreement resulting from such negotiations will have on our results of operations for future periods.

The effects of the settlement agreement have been reflected in net sales and operating revenues and accounts receivable in the consolidated financial statements for the second quarter and the first six months of 2010 that are included in this report on Form 10-Q.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At June 30, 2010, the only derivative instruments that materially exposed us to market risks for interest rates, foreign currency rates, commodity prices or other market price risks were interest rate swaps, which serve as an economic hedge on our long-term debt. We do not use derivatives for speculative purposes. Refer to Note 4 – “Derivative Financial Instruments” in Notes to Consolidated Financial Statements of this Form 10-Q for additional information.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net investment position at June 30, 2010, of $689.0 million, consisting of fluctuating short-term investments of $839.0 million and offset by $150 million of indebtedness which, because of our interest rate swaps, effectively bears interest at short-term floating rates. A hypothetical increase or decrease of 100 basis points in the interest rate applicable to this floating-rate net exposure would result in a change in annual net interest expense of $6.9 million. Interest rate risk also exists with respect to the changes in fair value of our interest rate swaps. A hypothetical increase or decrease of 100 basis points in the interest rate applicable to our interest rate swaps would result in an approximate change in net interest expense of $1.5 million. These hypotheticals assume no change in the investment or indebtedness balances.

We have market risk arising from changes in foreign currency exchange rates related to our purchase of inventory from manufacturers located in China and other areas outside the U.S. Our purchases are predominantly denominated in U.S. dollars; however, the strengthening of the Chinese currency, or other currencies, against the U.S. dollar could cause our vendors to increase the U.S. dollar prices of items we purchase from them. It is not possible to estimate the effect of foreign currency exchange rate changes on our purchases of this inventory. We are also exposed to foreign currency fluctuations related to our Mexican subsidiary, which represented less than 5% of consolidated net sales and operating revenues.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established a system of disclosure controls and procedures that is designed to ensure that information relating to the Company, which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Refer to Note 7 – “Commitments and Contingencies” in Notes to Consolidated Financial Statements of this Form 10-Q for information on legal proceedings.

ITEM 1A. RISK FACTORS.

The following risk factor is an update to and should be read in conjunction with the risk factors in Item 1A -- Risk Factors in the Company's Annual Report on Form 10-K for its Fiscal Year ended December 31, 2009:

We are dependent upon our relationships with a limited number of name-brand product and service providers, and our inability to create, maintain and renew relationships with these parties on favorable terms could materially adversely affect our results of operations, financial condition, and business operations.

A significant portion of our net sales and operating revenues is attributable to a limited selection of name brand products and service providers. The concentration of net sales and operating revenues in certain of our platforms, such as our wireless platform, may mean that our sales are more dependent upon a limited number of service providers, such as Sprint Nextel, AT&T, and T-Mobile. In the aggregate, these relationships have or are expected to have a significant effect on both our operations and financial strategy. If we are unable to create, maintain or renew our relationships with such third parties on favorable terms or at all, our results of operations, financial condition, and business operations could be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
April 1 – 30, 2010	--		$--	--	$290,042,027
May 1 – 31, 2010	228	(3)	$21.75	--	$290,042,027
June 1 – 30, 2010	--		$--	--	$290,042,027
Total	228			--

(1)
RadioShack announced a $200 million share repurchase program in July 2008, which has no stated expiration date. In August  2009, we announced a $200 million increase in this share repurchase program. As of June 30, 2010, $290.0 million of the total authorized amount was available for share repurchases under this program.

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

RadioShack Corporation
(Registrant)

Date: July 29, 2010	By:	/s/	Martin O. Moad
Martin O. Moad
Vice President and
Corporate Controller
(Principal Accounting Officer)

Date: July 29, 2010	By:	/s/	James F. Gooch
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
10.1
Second Amendment to Lease, dated July 12, 2010, by and between Tarrant County College District as Landlord, and RadioShack Corporation as Tenant (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on July 12, 2010, and incorporated herein by reference).

31(a)2	Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.
31(b)2	Rule 13a-14(a) Certification of the Chief Financial Officer of RadioShack Corporation.
322	Section 1350 Certifications3.
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2010, filed with the SEC on July 29, 2010, formatted in Extensible Business Reporting Language (XBRL):  (i) the consolidated balance sheets at June 30, 2010, December 31, 2009, and June 30, 2009, (ii) the consolidated statements of income for the three and six months ended June 30, 2010, and June 30, 2009, (iii) the consolidated statements of cash flows for the six months ended June 30, 2010, and June 30, 2009, and (iv) the notes to condensed consolidated financial statements (tagged as blocks of text).4

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

4
The XBRL-related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.