Form 10-Q
period 2010-09-30
RADIOSHACK CORP
filed 2010-10-25
CIK 96289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on October 15, 2010 was 113,825,846.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share amounts)	2010	2009	2010	2009

Net sales and operating revenues	$1,051.8	$990.0	$3,104.9	$2,957.8
Cost of products sold (includes depreciation amounts of $1.9 million, $2.4 million, $5.8 million, and $7.2 million, respectively)	574.8	518.9	1,655.4	1,574.3
Gross profit	477.0	471.1	1,449.5	1,383.5

Operating expenses:
Selling, general and administrative	371.1	380.7	1,116.3	1,082.2
Depreciation and amortization	18.5	20.5	58.0	63.1
Impairment of long-lived assets	2.4	0.5	3.1	1.0
Total operating expenses	392.0	401.7	1,177.4	1,146.3

Operating income	85.0	69.4	272.1	237.2

Interest income	0.8	0.9	2.1	3.9
Interest expense	(10.4)	(11.2)	(31.0)	(33.8)
Other loss	--	(1.6)	--	(1.6)

Income before income taxes	75.4	57.5	243.2	205.7
Income tax expense	29.4	20.1	94.1	76.4

Net income	$46.0	$37.4	$149.1	$129.3

Net income per share:

Basic	$0.38	$0.30	$1.20	$1.03

Diluted	$0.37	$0.30	$1.18	$1.03

Shares used in computing net income per share:

Basic	121.0	125.5	124.2	125.4

Diluted	123.1	126.3	126.4	125.8

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,	September 30,
(In millions, except for share amounts)	2010	2009	2009
Assets
Current assets:
Cash and cash equivalents	$720.3	$908.2	$856.7
Accounts and notes receivable, net	258.3	322.5	228.7
Inventories	759.1	670.6	737.4
Other current assets	113.4	114.4	100.2
Total current assets	1,851.1	2,015.7	1,923.0

Property, plant and equipment, net	264.4	282.3	286.5
Goodwill, net	40.7	38.9	38.6
Other assets, net	86.3	92.4	99.0
Total assets	$2,242.5	$2,429.3	$2,347.1

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt, including current maturities of long-term debt	$349.9	$41.6	$62.8
Accounts payable	278.2	223.0	283.6
Accrued expenses and other current liabilities	277.9	359.0	290.0
Income taxes payable	11.4	30.9	4.5
Total current liabilities	917.4	654.5	640.9

Long-term debt, excluding current maturities	327.9	627.8	624.9
Other non-current liabilities	87.6	98.7	81.3
Total liabilities	1,332.9	1,381.0	1,347.1

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 191,033,000 shares issued	191.0	191.0	191.0
Additional paid-in capital	75.7	161.8	159.3
Retained earnings	2,473.0	2,323.9	2,279.5
Treasury stock, at cost; 77,207,000, 65,806,000 and 65,838,000 shares, respectively	(1,825.1)	(1,621.9)	(1,622.9)
Accumulated other comprehensive loss	(5.0)	(6.5)	(6.9)
Total stockholders’ equity	909.6	1,048.3	1,000.0
Total liabilities and stockholders’ equity	$2,242.5	$2,429.3	$2,347.1

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2010	2009
Cash flows from operating activities:
Net income	$149.1	$129.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.8	70.3
Amortization of discount on convertible notes	11.1	10.2
Impairment of long-lived assets	3.1	1.0
Stock-based compensation	8.7	9.1
Other non-cash items	9.3	13.3
Changes in operating assets and liabilities:
Accounts and notes receivable	65.5	14.0
Inventories	(79.1)	(89.1)
Other current assets	(2.2)	1.8
Accounts payable, accrued expenses, income taxes payable and other	(72.5)	(36.3)
Net cash provided by operating activities	156.8	123.6

Cash flows from investing activities:
Additions to property, plant and equipment	(46.7)	(62.1)
Proceeds from sale of property, plant and equipment	0.1	0.2
Net cash used in investing activities	(46.6)	(61.9)

Cash flows from financing activities:
Changes in outstanding checks in excess of cash balances, net	(0.5)	23.4
Payments to purchase treasury stock	(300.0)	--
Proceeds from exercise of stock options	2.4	--
Repayments of borrowings	--	(43.2)
Net cash used in financing activities	(298.1)	(19.8)

Net (decrease) increase in cash and cash equivalents	(187.9)	41.9
Cash and cash equivalents, beginning of period	908.2	814.8
Cash and cash equivalents, end of period	$720.3	$856.7

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Throughout this report, the terms “our,” “we,” “us,” “Company,” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We prepared the accompanying unaudited interim consolidated financial statements, which include the accounts of RadioShack Corporation and all majority-owned domestic and foreign subsidiaries, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three and nine month periods ended September 30, 2010 and 2009, do not necessarily indicate the results you might expect for the full year. For further information, refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – LONG-TERM DEBT

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Share Repurchase Programs: In July 2008, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $200 million of our common stock. In August 2009, our Board of Directors approved a $200 million increase in this share repurchase program. As of December 31, 2009, $290 million of the total authorized amount was available for share repurchases under this program. In August 2010, our Board of Directors approved an increase in this share repurchase program from $400 million to $610 million with $500 million available for share repurchases under this program. After the effects of our accelerated share repurchase program discussed below, $200 million of the total authorized amount was available for share repurchases at September 30, 2010.

Accelerated Share Repurchase Program: On August 23, 2010, we entered into an accelerated share repurchase (“ASR”) program with two investment banks to repurchase shares of our common stock under our approved share repurchase program. Under the ASR program, the number of shares to be repurchased is based generally on the daily volume weighted average price of our common stock during the term of the ASR program. On August 24, 2010, we paid $300 million to the investment banks in exchange for an initial delivery of 11.7 million shares to us, subject to a 30%, or $90 million, holdback. At the conclusion of the ASR program, we may receive additional shares, or we may be required to pay additional cash or shares (at our option), based on the daily volume weighted average price of our common stock over a period beginning after the effective date of the ASR agreements and ending on or before November 19, 2010. The maximum number of shares to be received or delivered under the contracts is 23.7 million.

The ASR program is accounted for as an initial treasury stock transaction and a forward stock purchase contract. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the agreements. The forward stock purchase contracts are classified as equity instruments under the Financial Accounting Standards Board’s (“FASB”) accounting guidance for “Contracts in Entity's Own Equity,” and were deemed to have a fair value of zero at the effective date.

As of September 30, 2010, based on the daily volume weighted average price of our common stock since the effective date of the agreements, the investment banks would be required to deliver an additional 3.8 million shares to us. Increases in the daily volume weighted average price of our common stock during the term of the ASR program would decrease the amount of shares the investment banks would be required to deliver to us, or increase the amount of cash or shares we would be required to deliver to the investment banks. Decreases in the daily volume weighted average price of our common stock during the term of the ASR program would increase the amount of shares the investment banks would be required to deliver to us. As of September 30, 2010, the $90 million holdback was recorded as a reduction in additional paid-in capital on our consolidated balance sheet.

NOTE 4 – NET INCOME PER SHARE

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2010	2009	2010	2009

Numerator:
Net income	$46.0	$37.4	$149.1	$129.3

Denominator:
Weighted-average common shares outstanding	121.0	125.5	124.2	125.4
Dilutive effect of stock-based awards	2.1	0.8	2.2	0.4
Weighted average shares for diluted net income per share	123.1	126.3	126.4	125.8

Basic net income per share	$0.38	$0.30	$1.20	$1.03

Diluted net income per share	$0.37	$0.30	$1.18	$1.03

Common stock equivalents that were not included in the calculation of diluted net income per share:
Employee stock options (1)	1.8	5.0	1.8	9.1
Warrants to purchase common stock (1)	15.5	15.5	15.5	15.5
Convertible debt instruments (2)	15.5	15.5	15.5	15.5

(1)
These common stock equivalents were excluded because their exercise prices ($36.60 per share for the warrants) exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive. These securities could be dilutive in future periods.

(2)
These common stock equivalents were excluded because the conversion price ($24.25 per share) exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive. These securities could be dilutive in future periods.

NOTE 5 – COMPREHENSIVE INCOME

Comprehensive income for the three months ended September 30, 2010, was $47.3 million, compared with $35.0 million for the same period last year. Comprehensive income for the nine months ended September 30, 2010, was $150.6 million, compared with $129.4 million for the same period last year. In addition to net income, the other components of comprehensive income were foreign currency translation adjustments and the amortization of a prior year gain on a cash flow hedge.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the FASB accounting guidance on the accounting for derivative instruments and hedging activities. We do not hold or issue derivative financial instruments for trading or speculative purposes. To qualify for hedge accounting, derivatives must meet defined correlation and effectiveness criteria, be designated as a hedge and result in cash flows and financial statement effects that substantially offset those of the position being hedged.

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

In September 2009, we repurchased $43.2 million of our long-term notes due in 2011. A portion of these notes was hedged by our interest rate swaps. Upon repurchase of these notes, we were required to discontinue the hedge accounting treatment associated with these derivative instruments that used the short-cut method. Changes in the fair value of these instruments are recorded as adjustments to interest expense. For the three and nine month periods ended September 30, 2010, these adjustments resulted in increases in interest expense of $0.7 million and $2.2 million, respectively.

NOTE 7 – FAIR VALUE MEASUREMENTS

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(In millions)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

As of September 30, 2010
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps (1) (2)	$ 3.1	--	$ 3.1	--

As of December 31, 2009
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps (1) (3)	$ 5.3	--	$ 5.3	--

As of September 30, 2009
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps (1) (3)	$ 5.9	--	$ 5.9	--

(1)	These interest rate swaps serve as economic hedges on our long-term notes due in May 2011.
(2)	Included in other current assets
(3)	Included in other assets, net

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

Carrying amounts and the related estimated fair value of our long-term debt, including current maturities, are as follows:

	September 30, 2010		December 31, 2009
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt including current maturities	$ 636.7	$ 741.5	$ 627.8	$ 740.2

At September 30, 2010, the fair values of our convertible notes due in August 2013 and our long-term notes due in May 2011 were $425.3 million and $315.2 million, respectively, compared with $422.5 million and $316.7 million, respectively, at December 31, 2009.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Basis of Fair Value Measurements
		Quoted Prices	Significant
		In Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(In millions)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

Three Months Ended September 30, 2010

Long-lived assets held and used	$ 0.2	--	--	$ 0.2

For the three months ended September 30, 2010, long-lived assets held and used in certain locations of our U.S. RadioShack company-operated stores segment and certain test store formats classified as other operations with a total carrying value of $2.6 million were written down to their fair value of $0.2 million. The write-down resulted in an impairment charge of $2.4 million. The inputs used to calculate the fair value of these long-lived assets included the projected cash flows from these assets and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets.

NOTE 8 – WIRELESS SERVICE PROVIDER SETTLEMENT AGREEMENT

The business terms of our relationships with our wireless service providers are governed by our wireless reseller agreements. These contracts are complex and include provisions determining our upfront commission revenue, net of chargebacks for wireless service deactivations; our acquisition and return of wireless handsets; and, in some cases, future residual revenue, performance targets and marketing development funds. Disputes occasionally arise between the parties regarding the interpretation of these contract provisions.

Certain disputes arose with one of the Company’s wireless service providers pertaining to upfront commission revenue for activations prior to July 1, 2010, and related chargebacks for wireless service deactivations. Negotiations regarding resolution of these disputes culminated in the signing of a settlement agreement in July 2010. In connection with the decision to settle these disputes, the Company considered the following: the timing of cash outflows and inflows in connection with the disputed upfront commission revenue and related chargebacks, and the estimated future residual revenue; the benefits of settling the disputes and agreeing to enter into good faith negotiations with the wireless service provider in the third quarter of 2010 to modify the commission and chargeback provisions of our wireless reseller agreement; and the risks associated with the ultimate realization of the estimated future residual revenue. Key elements of the settlement agreement include the following:

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

The effects of the settlement agreement have been reflected in net sales and operating revenues and accounts receivable in the consolidated financial statements for the first nine months of 2010.

In the third quarter, we reached an agreement with this wireless service provider to modify the commission and chargeback provisions of our wireless reseller agreement. Based on the terms of the settlement agreement, the terms of the amended wireless reseller agreement, and the performance of our business with this wireless service provider, we do not believe that these events will have a material effect on our results of operations for future periods.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation:  On October 10, 2008, the Los Angeles County Superior Court granted our second Motion for Class Decertification in the class action lawsuit of Brookler v. RadioShack Corporation. Plaintiffs’ claims that we violated California's wage and hour laws relating to meal periods were originally certified as a class action on February 8, 2006. Our first Motion for Decertification of the class was denied on August 29, 2007. However, after a California Appellate Court's favorable decision on similar facts in Brinker Restaurant Corporation v. Superior Court, we again sought class decertification. Based on the California Appellate Court’s decision in Brinker, the trial court granted our second motion. The plaintiffs in Brookler have appealed this ruling. Due to the unsettled nature of California state law regarding the standard of liability for meal period violations, we and the Brookler plaintiffs requested that the California appellate court stay its ruling on the plaintiffs’ appeal of the class decertification ruling, pending the California Supreme Court’s decision in Brinker. The appellate court denied this joint motion and then heard oral arguments for this matter on August 5, 2010. On August 26, 2010, the Court of Appeals reversed the trial court’s decertification of the class, and our Petition for Rehearing was denied on September 14, 2010. On September 28, 2010, we filed a Petition for Review with the California Supreme Court. The Petition is currently pending. The outcome of this action is uncertain and the ultimate resolution of this matter could have a material adverse effect on our financial position, results of operations, and cash flows in the period in which any such resolution is recorded.

On June 7, 2007, a purported class action lawsuit, Richard Stuart v. RadioShack Corporation, et al, was filed against RadioShack in the U.S. District Court for the Northern District of California, based on allegations that RadioShack failed to properly reimburse its employees in California for mileage expenses associated with their use of personal vehicles to make transfers of merchandise between our stores. On February 9, 2009, the court granted the plaintiffs’ Motion for Class Certification. Following mediation, the parties reached agreement to settle the lawsuit for a total of $4.5 million, subject to court approval. On April 19, 2010, the court granted preliminary approval of the settlement, and on August 9, 2010, granted final approval. The settlement proceeds were delivered to the claim administrator for distribution to the class members and others on October 1, 2010.

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

NOTE 10 – SEGMENT REPORTING

We have two reportable segments, U.S. RadioShack company-operated stores and kiosks. Our U.S. RadioShack company-operated stores segment consists solely of our 4,475 U.S. company-operated retail stores, all operating under the RadioShack brand name. Our kiosks segment consists of our network of 945 kiosks, located primarily in Sam’s Club and Target locations. In August 2009, we completed the transition of our Sprint-branded kiosks to multiple wireless carrier RadioShack-branded locations. They are now primarily managed and reported as extensions of existing RadioShack company-operated stores located in the same shopping malls, and are no longer managed as a part of our kiosks segment. Both of our reportable segments engage in the sale of consumer electronics products; however, our kiosks primarily offer wireless products and associated accessories. These reportable segments are managed separately due to our kiosks’ narrow product offerings and their performance relative to size.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009

Net sales and operating revenues:
U.S. RadioShack company-operated stores	$894.3	$838.7	$2,667.9	$2,522.6
Kiosks	57.7	57.1	170.4	182.8
Other	99.8	94.2	266.6	252.4
	$1,051.8	$990.0	$3,104.9	$2,957.8

Operating income:
U.S. RadioShack company-operated stores	$146.1	$158.9	$471.4	$477.0
Kiosks	6.0	3.8	20.6	8.4
Other	9.7	11.2	28.2	30.8
	161.8	173.9	520.2	516.2
Unallocated (1)	(76.8)	(104.5)	(248.1)	(279.0)
Operating income	85.0	69.4	272.1	237.2

Interest income	0.8	0.9	2.1	3.9
Interest expense	(10.4)	(11.2)	(31.0)	(33.8)
Other loss	--	(1.6)	--	(1.6)
Income before income taxes	$75.4	$57.5	$243.2	$205.7

(1)
The unallocated category included in operating income relates to our overhead and corporate expenses that are not allocated to our operating segments for management reporting purposes. Unallocated costs include corporate departmental expenses such as labor and benefits, as well as advertising, insurance, distribution, merchandise sourcing and information technology costs plus certain unusual or infrequent gains or losses.

NOTE 11 – NEW ACCOUNTING STANDARDS

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (“MD&A”)

This MD&A section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and capital resources, and certain factors that may affect our future results of operations, including economic and industry-wide factors. You should read this MD&A in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, of this Quarterly Report, as well as with our Annual Report on Form 10-K for the year ended December 31, 2009.

EXECUTIVE OVERVIEW

RadioShack is a specialty retailer of consumer electronics, home and personal technology products, power products, and related services, including wireless services from all major national carriers. Each U.S. RadioShack company-operated store and kiosk offers services from at least three of these major national carriers.

We have two reportable segments, U.S. RadioShack company-operated stores and kiosks. The U.S. RadioShack company-operated stores segment consists solely of our 4,475 U.S. company-operated retail stores, all operating under the RadioShack brand name in the United States, Puerto Rico, and the U.S. Virgin Islands. Our U.S. RadioShack company-operated stores offer a broad selection of relevant technology products, including innovative mobile devices, accessories, and services, as well as items for personal and home technology and power supply needs. The kiosks segment consists of our network of 945 kiosks located throughout the United States. These kiosks, which are not RadioShack-branded, are primarily located in Sam’s Club and Target store locations. Our kiosk locations offer a wide selection of mobile phones, accessories and related services. Our other operations include business activities that are not separately reportable, which include sales to our independent dealers, sales to other third parties through our service centers, sales generated by our www.radioshack.com Web site and our Mexican subsidiary, sales to commercial customers, and sales to other third parties through our global sourcing and manufacturing operations.

Our more than 6,800 locations in the U.S. and Mexico give us a unique competitive advantage in scale, reach and convenience. We strive to differentiate ourselves through an appealing store format, a comfortable store size, a carefully tailored product assortment, and friendly sales experts.

We believe RadioShack occupies a strong niche in the consumer electronics marketplace, providing an alternative to big box retailers:

•
We offer a broad selection of relevant technology products, including innovative mobile devices, accessories, and services, as well as items for personal and home technology and power supply needs. Our lineup features leading national brands and wireless carriers, as well as exclusive private brands.

•
We continue to capitalize on the growth in wireless and consumer demand for customer-friendly plans and devices; our mobility assortment has been and will continue to be priced aggressively and is fully competitive with any alternative retailer or carrier.

•	We believe we have significant financial strength.
•	We believe we are efficient operators and are a high-margin operation with a proven culture of cost control.
•	We have highly trained sales experts who offer friendly and personal service within an inviting, easy-to-shop store environment.

As with most other specialty retailers, our net sales and operating revenues, operating income and cash flows are greater during the fourth quarter, which includes the majority of the holiday shopping season in the United States and Mexico.

External Factors Affecting Our Business

Since the fourth quarter of 2008 we have seen a highly challenging economy and muted consumer spending. However, the consumer electronics industry, particularly the mobile phone industry, has experienced attractive growth rates over the past several years, driven by product innovations and new services. The growth in mobile phones has been driven by growth in both the number of wireless subscribers and an increase in smartphones, which represent the latest in mobile phone technology. A smartphone is a mobile phone that offers more advanced computing ability and connectivity than a basic feature wireless phone.

According to the Consumer Electronics Association (“CEA”), sales of consumer electronics are expected to remain strong, growing by 4.1% in 2011 to $182.1 billion due to the continued adoption of more portable digital products. The CEA specifically points to an increase in the penetration of smartphones, which it estimates will grow from approximately 30% of wireless handset shipments in 2009 to over 45% of shipments in 2011.

Smartphones typically combine mobile phone capabilities with capabilities previously found on separate devices. Some examples include GPS (global positioning system) navigation, memory players and camera capabilities. We believe this convergence of capabilities into smartphones has contributed to a decline in several other product categories. This convergence trend is likely to continue as smartphones evolve and as more consumers adopt smartphone technology.

The innovation in certain mature consumer electronic product categories, such as DVD players, camcorders and audio products, has not been sufficient to maintain average selling prices. These mature products have become commoditized and have experienced price declines and reduced margins.

Business Strategy and Performance

Our business strategy is focused around three specific goals:

•	Strengthen the financial position of the Company
•	Improve the quality of our operations, especially customer service
•	Strengthen our product offering and revitalize and contemporize our brand

By taking a disciplined approach to cost control and focusing on profitable sales and the strength of our balance sheet, we have been able to make substantial progress toward all three goals.

Over the past four years, we improved our margins, built our cash position, and controlled our costs. At the same time, we continued to make operational improvements that reinforced our strategic themes of mobility, innovation, and service. In the third quarter of 2009, we added T-Mobile as a third national wireless carrier to our RadioShack-branded stores, positioning us to meet our customers’ desire for multi-carrier options and to develop more aggressively our position in the wireless market. In addition, we launched our new brand platform – The Shack – that quickly captured the attention of consumers and the marketplace.

We have continued to invest in strategic initiatives to drive our long-term success, including:

•	Growing our wireless business by taking advantage of our multiple wireless carrier retail position, the strong product growth cycle, and the growth in penetration of smartphones.
•
Strengthening the offering in the rest of the store by upgrading our merchandising talent, adding more national brands, and increasing exposure of these categories in targeted advertising and marketing.

•	Maximizing our dealer and franchise operations by increasing our wireless offerings through these channels and developing a consistent brand experience.
•	Partnering with other retailers – such as Sam’s Club and Target – to provide wireless service offerings in their stores.
•	Improving our use of real estate and taking advantage of the current commercial real estate market by reevaluating our leases for improved terms or reduced costs.
•	Developing our international growth opportunities through our company-owned stores in Mexico.

RESULTS OF OPERATIONS

Third Quarter Summary

Net sales and operating revenues increased $61.8 million, or 6.2%, to $1,051.8 million when compared with the same period last year. Comparable store sales increased 6.2%. This increase was driven by increased sales in our postpaid wireless business and a full quarter of T-Mobile as a postpaid wireless carrier compared to a partial quarter in the same period last year, but was partially offset by decreased sales of digital converter boxes and television antennas.

Gross margin decreased 220 basis points from the third quarter of 2009 to 45.4%. This decrease was primarily driven by a higher sales mix of lower margin handsets in the wireless platform and product assortment transitions in the modern home platform. These gross margin declines were partially offset by decreased sales of lower margin digital converter boxes.

Selling, general and administrative (“SG&A”) expense decreased $9.6 million to $371.1 million when compared with the same period last year. As a percentage of net sales and operating revenues, SG&A decreased 320 basis points from the same period last year to 35.3%. The decrease in SG&A for the third quarter was primarily driven by decreased advertising and insurance expense, but was partially offset by increased compensation expense, which was driven by incentive compensation paid on increased wireless sales and additional employees to support our Target kiosk locations. In addition, SG&A expense for the third quarter of 2009 was higher due to legal settlements.

As a result of the factors above, operating income increased $15.6 million, or 22.5%, to $85.0 million when compared with the third quarter of 2009.

Net income increased $8.6 million, or 23.0%, to $46.0 million when compared with the third quarter of 2009. Net income per diluted share was $0.37, compared with $0.30 for the same period last year.

Adjusted EBITDA(1) increased $13.1 million, or 14.2%, to $105.4 million when compared with the third quarter of 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Adjusted EBITDA(1)	$105.4	$92.3	$335.9	$307.5

Interest expense, net of interest income	(9.6)	(10.3)	(28.9)	(29.9)
Income tax expense	(29.4)	(20.1)	(94.1)	(76.4)
Depreciation and amortization	(20.4)	(22.9)	(63.8)	(70.3)
Other loss	--	(1.6)	--	(1.6)
Net income	$46.0	$37.4	$149.1	$129.3

(1)
Adjusted EBITDA, a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation and amortization. Our calculation of adjusted EBITDA is also adjusted for other income or loss and cumulative effects of changes in accounting principles, if applicable. The comparable financial measure to adjusted EBITDA under GAAP is net income. Adjusted EBITDA is used by management to evaluate the operating performance of our business for comparable periods and is a metric used in the computation of annual and long-term incentive compensation bonuses. Adjusted EBITDA should not be used by investors or others as the sole basis for formulating investment decisions, as it excludes a number of important items. We compensate for this limitation by using GAAP financial measures as well in managing our business. In the view of management, adjusted EBITDA is an important indicator of operating performance because adjusted EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs.

Wireless Service Provider Settlement Agreement

The business terms of our relationships with our wireless service providers are governed by our wireless reseller agreements. These contracts are complex and include provisions determining our upfront commission revenue, net of chargebacks for wireless service deactivations; our acquisition and return of wireless handsets; and, in some cases, future residual revenue, performance targets and marketing development funds. Disputes occasionally arise between the parties regarding the interpretation of these contract provisions.

Certain disputes arose with one of the Company’s wireless service providers pertaining to upfront commission revenue for activations prior to July 1, 2010, and related chargebacks for wireless service deactivations. Negotiations regarding resolution of these disputes culminated in the signing of a settlement agreement in July 2010. In connection with the decision to settle these disputes, the Company considered the following: the timing of cash outflows and inflows in connection with the disputed upfront commission revenue and related chargebacks, and the estimated future residual revenue; the benefits of settling the disputes and agreeing to enter into good faith negotiations with the wireless service provider in the third quarter of 2010 to modify the commission and chargeback provisions of our wireless reseller agreement; and the risks associated with the ultimate realization of the estimated future residual revenue.

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

The effects of the settlement agreement have been reflected in net sales and operating revenues and accounts receivable in the consolidated financial statements for the first nine months of 2010.

In the third quarter, we reached an agreement with this wireless service provider to modify the commission and chargeback provisions of our wireless reseller agreement. Based on the terms of the settlement agreement, the terms of the amended wireless reseller agreement, and the performance of our business with this wireless service provider, we do not believe that these events will have a material effect on our results of operations for future periods.

RadioShack Retail Outlets

The table below shows our retail locations allocated among U.S. and Mexico company-operated stores, kiosks, and dealer and other outlets at the following dates:

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2010	2010	2010	2009	2009
U.S. RadioShack company- operated stores	4,475	4,469	4,475	4,476	4,470
Kiosks (1) (2) (3)	945	533	555	562	462
Mexico RadioShack company- operated stores	206	203	206	204	204
Dealer and other outlets (4)	1,244	1,267	1,301	1,321	1,343
Total number of retail locations	6,870	6,472	6,537	6,563	6,479

(1)
In August 2009, we completed the transition of our Sprint-branded kiosks to multiple wireless carrier RadioShack-branded locations. At September 30, 2010, we managed and reported 86 of these locations as extensions of existing RadioShack company-operated stores located in the same shopping malls.

(2)
In February 2009, we extended our contract with Sam’s Club through March 31, 2011, with a transition period ending June 30, 2011, to continue operating kiosks in certain Sam’s Club locations. As part of the terms of the contract extension, we assigned the operation of 22 kiosk locations to Sam’s Club during the second quarter of 2010.

(3)
In the fourth quarter of 2009, we commenced a test rollout of kiosk locations in approximately 100 Target stores. In the third quarter of 2010, we signed a multi-year agreement to operate kiosk locations in certain Target stores. We opened 424 Target locations in the third quarter. We plan to operate Target Mobile locations in approximately 850 Target stores by the end of the year and in the majority of Target stores located in the United States by mid-2011.

(4)	Our dealer and other outlets decreased by 23 locations, net of new openings, during the third quarter.

Net Sales and Operating Revenues

Consolidated net sales and operating revenues allocated among our two reportable segments and other sales are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009

U.S. RadioShack company-operated stores	$894.3	$838.7	$2,667.9	$2,522.6
Kiosks	57.7	57.1	170.4	182.8
Other	99.8	94.2	266.6	252.4
Consolidated net sales and operating revenues	$1,051.8	$990.0	$3,104.9	$2,957.8

Consolidated net sales and operating revenues increase (decrease)	6.2%	(3.1%)	5.0%	(0.3%)
Comparable store sales(1) increase (decrease)	6.2%	(2.9%)	5.9%	(0.7%)

(1)
Comparable store sales include the sales of RadioShack company-operated stores and kiosks, including remodels and relocations, with more than 12 full months of recorded sales. Retail locations closed during the previous 12 months are excluded from comparable store sales. Following the closure of the Sprint-branded kiosks, certain former Sprint-branded kiosk locations were opened as multiple wireless carrier RadioShack-branded locations. We managed and reported 86 of these locations as extensions of existing RadioShack company-operated stores located in the same shopping malls at September 30, 2010. For purposes of calculating our comparable store sales, we only included sales from these locations for periods after they became extensions of existing RadioShack company-operated stores. For more information regarding the transition of the Sprint-branded kiosks to RadioShack-branded locations, see Item 1 – “Business” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Consolidated net sales for the third quarter increased 6.2%, or $61.8 million, to $1,051.8 million, compared with $990.0 million in the same period last year. Consolidated net sales for the first nine months of 2010 increased 5.0%, or $147.1 million, to $3,104.9 million, compared with $2,957.8 million in the same period last year. Comparable store sales increased 6.2% for the third quarter and increased 5.9% for the first nine months of 2010, when compared with the same periods last year.

U.S. RadioShack Company-Operated Stores Segment

Sales for the U.S. RadioShack company-operated stores segment increased $55.6 million, or 6.6%, for the third quarter and increased $145.3 million, or 5.8%, for the first nine months of 2010 when compared with the same periods last year.

Sales in our wireless platform (includes postpaid and prepaid wireless handsets, commissions, recurring residual revenue and communication devices such as scanners and GPS products) increased 25.8% for the third quarter and increased 43.5% for the first nine months of 2010 when compared with the same periods last year. These increases were driven primarily by increased sales in our postpaid wireless business, the addition of T-Mobile as a postpaid wireless carrier in August 2009, and increased sales of prepaid wireless handsets.

Sales in our accessory platform (includes home entertainment, wireless, music, computer, video game and GPS accessories; media storage; power adapters; digital imaging products and headphones) decreased 12.0% for the third quarter and decreased 21.8% for the first nine months of 2010 when compared with the same periods last year. These decreases were driven primarily by decreased sales of digital converter boxes and television antennas, but were partially offset by increased sales of wireless accessories. Consolidated sales of converter boxes were $7.7 million for the third quarter and $26.3 million for the first nine months of 2010, compared with $30.2 million and $157.0 million for the same periods last year. Converter box sales have decreased since the transition to digital television occurred in June 2009. We expect sales of converter boxes to be minimal for the remainder of 2010.

Sales in our modern home platform (includes home audio and video end-products, personal computing products, residential telephones, and Voice over Internet Protocol (“VoIP”) products) decreased 7.2% for the third quarter and decreased 16.1% for the first nine months of 2010 when compared with the same periods last year. These decreases were driven primarily by decreased sales of digital televisions and netbooks. Our third quarter sales were also affected by decreased sales of VoIP products and increased sales of laptop computers.

Sales in our personal electronics platform (includes digital cameras, digital music players, toys, satellite radios, video gaming hardware, camcorders, and general radios) decreased 12.5% for the third quarter and decreased 14.3% for the first nine months of 2010 when compared with the same periods last year. The third quarter decrease was driven primarily by decreased sales of toys, digital music players, video gaming hardware, and digital cameras. The decrease for the first nine months of 2010 was driven by the same product categories, but digital music players had less of an effect because of the sales gain we experienced for digital music players in the first quarter of 2010.

Sales in our power platform (includes general and special purpose batteries and battery chargers) increased 3.0% for the third quarter and decreased 3.8% for the first nine months of 2010 when compared with the same periods last year. The third quarter increase was driven primarily by increased sales of battery chargers. Our decreased sales for the first nine months of 2010 were driven primarily by decreased sales of general and special purpose batteries in the first and second quarters.

Sales in our technical platform (includes wire and cable, connectivity products, components and tools, and hobby products) increased 0.8% for the third quarter and decreased 2.3% for the first nine months of 2010 when compared with the same periods last year. The third quarter increase was driven primarily by increased sales of audio cables and tools, but was partially offset by decreased sales of connectivity products. The sales decrease for the first nine months of 2010 was driven by decreased sales of connectivity products.

Sales in our service platform (includes prepaid wireless airtime, extended service plans, AT&T’s ConnecTech service, and bill payment revenue) increased 3.0% for the third quarter and increased 10.2% for the first nine months of 2010 when compared with the same periods last year. These increases were driven primarily by increased sales of prepaid wireless airtime.

Kiosks Segment

Kiosk sales consist primarily of handset sales, postpaid and prepaid commission revenue, and related wireless accessory sales. Kiosk sales increased 1.1% or $0.6 million for the third quarter and decreased 6.8% or $12.4 million for the first nine months of 2010 when compared with the same periods last year. For the third quarter, sales generated from our Target locations were mostly offset by the closure of our Sprint-branded kiosks, which occurred in the third quarter of 2009. For the first nine months of 2010, increased sales in our Sam’s Club business, driven by an increase in comparable store sales, and sales generated from our test Target locations were more than offset by the closure of our Sprint-branded kiosks. For more information regarding the closure of our Sprint-branded kiosks, see the Kiosks section in Item 1 – “Business” in our Annual Report on Form 10-K for the year ended December 31, 2009.

In July 2010, RadioShack signed an agreement with Target Corporation to open Target Mobile centers, which are in-store wireless kiosks that enable Target customers to purchase mobile phones and enter into contracts with wireless service providers. We opened 424 Target Mobile centers in the third quarter. We plan to operate Target Mobile locations in approximately 850 Target stores by the end of the year and in the majority of Target stores located in the United States by mid-2011.

In February 2009, we extended our contract with Sam’s Club through March 31, 2011, with a transition period ending June 30, 2011, to continue operating kiosks in certain Sam’s Club locations. As part of the terms of the contract extension, we assigned the operation of 22 kiosk locations to Sam’s Club during the second quarter of 2010. For more information regarding our arrangement with Sam’s Club, see the Kiosks section in Item 1 – “Business” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Other Sales

Other sales include sales to our independent dealers, sales to other third parties through our service centers, sales generated by our www.radioshack.com Web site and our Mexican subsidiary, sales to commercial customers, and sales to other third parties through our global sourcing and manufacturing operations. Other sales increased $5.6 million or 5.9% for the third quarter and increased $14.2 million or 5.6% for the first nine months of 2010. These sales increases were primarily driven by increased sales to our independent dealers, but were partially offset by decreased sales from www.radioshack.com and our global sourcing and manufacturing operations.

Gross Profit

Consolidated gross profit and gross margin are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009

Gross profit	$477.0	$471.1	$1,449.5	$1,383.5
Gross margin	45.4%	47.6%	46.7%	46.8%
Gross profit increase (decrease)	1.3%	(1.3%)	4.8%	(0.9%)

Consolidated gross profit and gross margin for the third quarter were $477.0 million and 45.4%, respectively, compared with $471.1 million and 47.6% in the same period last year. This resulted in a 1.3% increase in gross profit dollars year over year. Consolidated gross profit and gross margin for the first nine months of 2010 were $1,449.5 million and 46.7%, respectively, compared with $1,383.5 million and 46.8% in the same period last year. This resulted in a 4.8% increase in gross profit dollars year over year. These increases in gross profit dollars were primarily due to increased sales, but were partially offset by decreased gross margin.

Our gross margin decreased 220 basis points for the third quarter and 10 basis points for the first nine months of 2010, when compared with the same periods last year. The third quarter decrease was primarily driven by a higher sales mix of lower margin handsets in the wireless platform and product assortment transitions in the modern home platform. These gross margin declines were partially offset by decreased sales of lower margin digital converter boxes. For the first nine months of 2010 our gross margin was positively affected by decreased sales of lower margin digital converter boxes and a change in sales mix away from our lower margin modern home and personal electronics platforms in the first six months of 2010.

Selling, General and Administrative Expense

Consolidated SG&A expense is as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009

SG&A	$371.1	$380.7	$1,116.3	$1,082.2
% of net sales and operating revenues	35.3%	38.5%	36.0%	36.6%
SG&A (decrease) increase	(2.5%)	2.8%	3.2%	(2.3%)

Consolidated SG&A expense decreased 2.5%, or $9.6 million, for the third quarter and increased 3.2%, or $34.1 million, for the first nine months of 2010 when compared with the same periods last year. This represents 320 and 60 basis point decreases as a percentage of net sales and operating revenues for the third quarter and the first nine months of 2010, respectively.

The decrease in SG&A expense for the third quarter was primarily driven by decreased advertising and insurance expense, but was partially offset by increased compensation expense, which was driven by incentive compensation paid on increased wireless sales and additional employees to support our Target kiosk locations. In addition, SG&A expense for the third quarter of 2009 was higher due to legal settlements.

The increase in SG&A expense for the first nine months of 2010 was primarily driven by increased compensation expense and increased advertising expense in the first six months of 2010, but was partially offset by the third quarter items discussed above.

Depreciation and Amortization

Consolidated depreciation and amortization was $20.4 million for the third quarter and $63.8 million for the first nine months of 2010, compared with $22.9 million and $70.3 million, respectively, in the same periods last year. Of these amounts, depreciation and amortization classified as cost of products sold on the consolidated statements of income were $1.9 million for the third quarter and $5.8 million for the first nine months of 2010, compared with $2.4 million and $7.2 million, respectively, in the same periods last year.

Net Interest Expense

Consolidated net interest expense, which is interest expense net of interest income, was $9.6 million for the third quarter and $28.9 million for the first nine months of 2010, compared with $10.3 million and $29.9 million, respectively, for the same periods last year.

In 2010, interest expense primarily consisted of interest paid at the stated coupon rate on our outstanding notes, the non-cash amortization of the discount on our convertible notes, cash paid or received on our interest rate swaps, and the non-cash change in fair value of our interest rate swaps. Interest expense decreased $0.8 million for the third quarter and decreased $2.8 million for the first nine months of 2010 when compared with the same periods last year. These decreases were primarily driven by the reduced principal balance of our long-term notes due in May 2011 resulting from the September 2009 principal repurchase of $43.2 million and increased payments received on our interest rate swap contracts during 2010, compared with the same periods last year. Non-cash interest expense was $3.8 million for the third quarter and $11.0 million for the first nine months of 2010, compared with $3.5 million and $10.2 million, respectively, for the same periods last year.

Interest income decreased $0.1 million for the third quarter and decreased $1.8 million for the first nine months of 2010 when compared with the same periods last year. These decreases were due to a lower interest rate environment and lower average cash balances, due to the $300 million ASR program, in the third quarter of 2010.

Income Tax Provision

The income tax provision for each quarterly period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are recorded in the quarterly period in which they occur. Our effective tax rate was 39.0% for the third quarter and 38.7% for the first nine months of 2010, compared with 35.0% and 37.1%, respectively, for the same periods last year.

The effective tax rate for the third quarter and the first nine months of 2010 was affected by the recognition of previously unrecognized tax benefits due to the settlement of state income tax matters and the lapse of the applicable statutes of limitation for certain jurisdictions during the periods. These discrete items lowered the effective tax rate by 0.4 percentage points for the third quarter and the first nine months of 2010.

The effective tax rate for the third quarter and the first nine months of 2009 was affected by the recognition of previously unrecognized tax benefits due to the effective settlement of state income tax matters during the periods. These discrete items lowered the effective tax rate by 5.2 and 2.6 percentage points for the third quarter and the first nine months of 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Operating Activities: Cash provided by operating activities for the first nine months of 2010 was $156.8 million, compared with $123.6 million for the same period last year. Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and working capital components. Cash provided by net income plus non-cash adjustments to net income was $245.1 million and $233.2 million for the first nine months of 2010 and 2009, respectively. Cash used in working capital components was $88.3 million and $109.6 million for the first nine months of 2010 and 2009, respectively. The reduced cash used in working capital components in 2010 was primarily driven by more cash collected on our accounts receivable, but was partially offset by more cash paid for accounts payable in 2010 due to timing differences.

Investing Activities: Cash used in investing activities was $46.6 million for the first nine months of 2010, compared with $61.9 million for the same period last year. This decrease was primarily driven by decreased capital spending in 2010. We anticipate that our capital expenditure requirements for 2010 will range from $80 million to $100 million. U.S. RadioShack company-operated store remodels and relocations, fixtures for our Target kiosks, and information systems projects will account for the majority of these anticipated capital expenditures. Cash and cash equivalents and cash generated from operating activities will be used to fund future capital expenditure needs.

Financing Activities: Cash used in financing activities was $298.1 million for the first nine months of 2010, compared with $19.8 million during the same period last year. This increase was primarily driven by the $300 million payment made in conjunction with our accelerated share repurchase program in the third quarter, which is discussed in this report. Refer to Note 3 – “Stockholders’ Equity” in Notes to Consolidated Financial Statements of this Form 10-Q for a discussion of the accelerated share repurchase program. This change was also affected by the $43.2 million repurchase of our 2011 notes in the third quarter of last year.

Free Cash Flow: Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $110.1 million for the first nine months of 2010, compared with $61.5 million of free cash flow during the same period last year. This increase was driven by increased cash generated from operating activities in 2010 and decreased capital expenditures in 2010.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments, or fund other uses of capital that management believes will enhance stockholder value. The comparable financial measure to free cash flow under GAAP is net cash provided by operating activities. Net cash provided by operating activities was $156.8 million for the first nine months of 2010, compared with $123.6 million in the same period last year. Free cash flow, a non-GAAP financial measure, should not be considered in isolation or used as a substitute for measures prepared in accordance with GAAP.

The following table is a reconciliation of net cash provided by operating activities to free cash flow:

	Nine Months Ended		Year Ended
	September 30,		December 31,
(In millions)	2010	2009	2009

Net cash provided by operating activities	$156.8	$123.6	$245.8
Less:
Additions to property, plant and equipment	46.7	62.1	81.0
Dividends paid	--	--	31.3
Free cash flow	$110.1	$61.5	$133.5

Sources of Liquidity

As of September 30, 2010, we had $720.3 million in cash and cash equivalents. Additionally, we have a credit facility of $325 million. As of September 30, 2010, we had $291.3 million available under this credit facility due to the issuance of standby letters of credit under this credit facility. We have not borrowed under this facility. We have $306.8 million of long-term notes that will mature in May 2011. We believe that our annual cash flows from operations and available cash and cash equivalents will adequately fund our operations, our capital expenditures, and our maturing debt obligations. Additionally, our credit facility is available for additional working capital needs or investment opportunities.

Our credit facility expires in May 2011. We anticipate entering into a new credit agreement no later than the first quarter of 2011 with an amount equal to or greater than our existing credit facility.

Capital Structure

The following table sets forth information about our capital structure at the dates indicated.

	September 30,		December 31,		September 30,
	2010		2009		2009
(In millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent

Short-term debt	$349.9	22.0%	$41.6	2.4%	$62.8	3.7%
Long-term debt	327.9	20.7	627.8	36.6	624.9	37.0
Total debt	677.8	42.7	669.4	39.0	687.7	40.7
Stockholders’ equity	909.6	57.3	1,048.3	61.0	1,000.0	59.3
Total capitalization	$1,587.4	100.0%	$1,717.7	100.0%	$1,687.7	100.0%

Our September 30, 2010, balances reflect the $300 million accelerated share repurchase program and the reclassification of $306.8 million of our long-term notes due in May 2011, including their related basis adjustments, from long-term debt to short-term debt. We continually assess alternatives to our capital structure and evaluate strategic capital initiatives. These may include, but are not limited to, additional share repurchases and modifications of existing debt, such as the amount of debt outstanding, the types of debt issued and the maturity dates of the debt. These alternatives, if implemented, could materially affect our capital structure, debt ratios and cash balances.

Share Repurchase Programs: In July 2008, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $200 million of our common stock. In August 2009, our Board of Directors approved a $200 million increase in this share repurchase program. As of December 31, 2009, $290 million of the total authorized amount was available for share repurchases under this program. In August 2010, our Board of Directors approved an increase in this share repurchase program from $400 million to $610 million with $500 million available for share repurchases under this program. After the effects of our accelerated share repurchase program discussed below, $200 million of the total authorized amount was available for share repurchases at September 30, 2010.

Accelerated Share Repurchase Program: On August 23, 2010, we entered into an accelerated share repurchase (“ASR”) program with two investment banks to repurchase shares of our common stock under our approved share repurchase program. Under the ASR program, the number of shares to be repurchased is based generally on the daily volume weighted average price of our common stock during the term of the ASR program. On August 24, 2010, we paid $300 million to the investment banks in exchange for an initial delivery of 11.7 million shares to us, subject to a 30%, or $90 million, holdback. At the conclusion of the ASR program, we may receive additional shares, or we may be required to pay additional cash or shares (at our option), based on the daily volume weighted average price of our common stock over a period beginning after the effective date of the ASR agreements and ending on or before November 19, 2010. The maximum number of shares to be received or delivered under the contracts is 23.7 million.

The ASR program is accounted for as an initial treasury stock transaction and a forward stock purchase contract. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the agreements. The forward stock purchase contracts are classified as equity instruments under the FASB accounting guidance for “Contracts in Entity's Own Equity,” and were deemed to have a fair value of zero at the effective date.

As of September 30, 2010, based on the daily volume weighted average price of our common stock since the effective date of the agreements, the investment banks would be required to deliver an additional 3.8 million shares to us. Increases in the daily volume weighted average price of our common stock during the term of the ASR program would decrease the amount of shares the investment banks would be required to deliver to us, or increase the amount of cash or shares we would be required to deliver to the investment banks. Decreases in the daily volume weighted average price of our common stock during the term of the ASR program would increase the amount of shares the investment banks would be required to deliver to us. As of September 30, 2010, the $90 million holdback was recorded as a reduction in additional paid-in capital on our consolidated balance sheet.

Recently Issued Accounting Pronouncements

Refer to Note 11 – “New Accounting Standards” in Notes to Consolidated Financial Statements of this Form 10-Q for information regarding recently issued accounting guidance that may affect our financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2009. We continually evaluate the information used to make these estimates as our business and the economic environment change, and the resulting effects of changes in our estimates are recorded in our consolidated financial statements for the period in which the facts and circumstances that give rise to the change in estimate become known.

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

Effect if actual results differ from assumptions
We have not made any material changes in the methodology used to estimate sales returns or wireless service deactivations during the past three fiscal years. We continue to update our estimate for wireless service deactivations to reflect the most recently available information regarding the characteristics of and decisions made by our service providers discussed above. If actual results differ from our estimates due to these or various other factors, the amount of revenue recorded could be materially affected. A 10% difference in our reserves for the estimates noted above would have affected net sales and operating revenues by approximately $4.5 million in 2010.

Wireless service provider settlement agreement
The business terms of our relationships with our wireless service providers are governed by our wireless reseller agreements. These contracts are complex and include provisions determining our upfront commission revenue, net of chargebacks for wireless service deactivations; our acquisition and return of wireless handsets; and, in some cases, future residual revenue, performance targets and marketing development funds. Disputes occasionally arise between the parties regarding the interpretation of these contract provisions.

Certain disputes arose with one of the Company’s wireless service providers pertaining to upfront commission revenue for activations prior to July 1, 2010, and related chargebacks for wireless service deactivations. Negotiations regarding resolution of these disputes culminated in the signing of a settlement agreement in July 2010. In connection with the decision to settle these disputes, the Company considered the following: the timing of cash outflows and inflows in connection with the disputed upfront commission revenue and related chargebacks, and the estimated future residual revenue; the benefits of settling the disputes and agreeing to enter into good faith negotiations with the wireless service provider in the third quarter of 2010 to modify the commission and chargeback provisions of our wireless reseller agreement; and the risks associated with the ultimate realization of the estimated future residual revenue.

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

The effects of the settlement agreement have been reflected in net sales and operating revenues and accounts receivable in the consolidated financial statements for the first nine months of 2010.

In the third quarter, we reached an agreement with this wireless service provider to modify the commission and chargeback provisions of our wireless reseller agreement. Based on the terms of the settlement agreement, the terms of the amended wireless reseller agreement, and the performance of our business with this wireless service provider, we do not believe that these events will have a material effect on our results of operations for future periods.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Matters discussed in MD&A and in other parts of this report include forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are statements that are not historical and may be identified by the use of words such as “expect,” “anticipate,” “believe,” “estimate,” “potential” or similar words. These matters include statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009, and the risk factors described in Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 30, 2010, the only derivative instruments that materially exposed us to market risks for interest rates, foreign currency rates, commodity prices or other market price risks were interest rate swaps, which serve as an economic hedge on our long-term debt. We do not use derivatives for speculative purposes. Refer to Note 6 – “Derivative Financial Instruments” in Notes to Consolidated Financial Statements of this Form 10-Q for additional information.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net investment position at September 30, 2010, of $471.2 million, consisting of fluctuating short-term investments of $621.2 million and offset by $150 million of indebtedness which, because of our interest rate swaps, effectively bears interest at short-term floating rates. A hypothetical increase or decrease of 100 basis points in the interest rate applicable to this floating-rate net exposure would result in a change in annual net interest expense of $4.7 million. Interest rate risk also exists with respect to the changes in fair value of our interest rate swaps. A hypothetical increase or decrease of 100 basis points in the interest rate applicable to our interest rate swaps would result in an approximate change in net interest expense of $1.5 million. These hypotheticals assume no change in the investment or indebtedness balances.

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

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK
	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
July 1 – 31, 2010	--		$--	--	$290,042,027
August 1 – 31, 2010	11,670,781	(3)	$18.00	11,669,343	$200,000,000
September 1 – 30, 2010	363	(4)	$20.34	--	$200,000,000
Total	11,671,144			11,669,343

(1)
In July 2008, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $200 million of our common stock. In August 2009, our Board of Directors approved a $200 million increase in this share repurchase program. As of December 31, 2009, $290 million of the total authorized amount was available for share repurchases under this program. In August 2010, our Board of Directors approved an increase in this share repurchase program from $400 million to $610 million with $500 million available for share repurchases under this program. After the effects of our accelerated share repurchase program, $200 million of the total authorized amount was available for share repurchases at September 30, 2010. Refer to Note 3 – “Stockholders’ Equity” in Notes to Consolidated Financial Statements of this Form 10-Q for a discussion of the number of shares purchased in the third quarter under the accelerated share repurchase program.

(2)	During the period covered by this table, no publicly announced program expired or was terminated, and no determination was made by RadioShack to suspend or cancel purchases under our program.
(3)	RadioShack acquired 1,801 shares for tax withholdings upon vesting of restricted stock awards. These shares were not repurchased pursuant to a share repurchase program.
(4)	RadioShack acquired these shares for tax withholdings upon vesting of restricted stock awards. These shares were not repurchased pursuant to a share repurchase program.

ITEM 6.  EXHIBITS.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 28, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RadioShack Corporation
(Registrant)

Date: October 25, 2010	By:	/s/	Martin O. Moad
Martin O. Moad
Vice President and
Corporate Controller
(Principal Accounting Officer)

Date: October 25, 2010	By:	/s/	James F. Gooch
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

3.6	RadioShack Corporation Bylaws, amended and restated as of September 11, 2008 (filed as Exhibit 3.1 to RadioShack’s Form 8-K filed on September 17, 2008, and incorporated herein by reference).
10.12	Confirmation, dated August 23, 1010, by and between Bank of America, N.A. and RadioShack Corporation.
10.22	Confirmation, dated August 23, 1010, by and among Wells Fargo Securities, LLC, Wells Fargo Bank, N.A. and RadioShack Corporation.
10.3
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
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2010, filed with the SEC on October 25, 2010, formatted in Extensible Business Reporting Language (XBRL):  (i) the consolidated balance sheets at September 30, 2010, December 31, 2009, and September 30, 2009, (ii) the consolidated statements of income for the three and nine months ended September 30, 2010, and September 30, 2009, (iii) the consolidated statements of cash flows for the nine months ended September 30, 2010, and September 30, 2009, and (iv) the notes to condensed consolidated financial statements (tagged as blocks of text).4

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