Form 10-K
period 2010-12-31
RADIOSHACK CORP
filed 2011-02-22
CIK 96289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number 1-5571
________________________

RADIOSHACK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-1047710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Mail Stop CF3-201, 300 RadioShack Circle, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (817) 415-3011
________________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1 per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes X No  __

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by  reference in Part III of this Form 10-K or any amendment to this Form 10-K.__

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes __ No X

As of June 30, 2010, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant was $1,941,281,617 based on the New York Stock Exchange closing price. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock as of June 30, 2010, are the affiliates of the registrant.

As of February 15, 2011, there were 105,779,701 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference
Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.

GENERAL
RadioShack Corporation was incorporated in Delaware in 1967. Throughout this report, the terms “our,” “we,” “us” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We primarily engage in the retail sale of consumer electronics goods and services through our RadioShack store chain. We seek to differentiate ourselves from our various competitors by providing:

•	Innovative mobile technology products and services, as well as products related to personal and home technology and power supply needs at competitive prices

•	Convenient neighborhood locations

•	Knowledgeable, objective and friendly service

•	Unique private brand offers and exclusive branded promotions

Our day-to-day focus is concentrated in four areas:

•	Providing our customers with a positive in-store experience

•	Growing gross profit dollars

•	Controlling costs throughout the organization

•	Utilizing funds generated from operations to enhance long-term shareholder value

Additional information regarding our business segments is presented below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this Annual Report on Form 10-K.

U.S. RADIOSHACK COMPANY-OPERATED STORES
At December 31, 2010, we operated 4,486 U.S. company-operated stores under the RadioShack brand located throughout the United States, as well as in Puerto Rico and the U.S. Virgin Islands. These stores are located in strip centers and major shopping malls, as well as individual storefronts. Each location carries a broad assortment of both name brand and private brand consumer electronics products.

Our product lines are categorized into seven platforms. Our wireless platform includes postpaid and prepaid wireless handsets and communication devices such as scanners and GPS products. Our accessory platform includes home entertainment, wireless, music, computer, video game and GPS accessories; media storage; power adapters; digital imaging products and headphones. Our modern home platform includes home audio and video end-products, personal computing products, residential telephones, and Voice over Internet Protocol products. Our personal electronics platform includes digital cameras, digital music players, toys, satellite radios, video gaming hardware, camcorders, and general radios. Our power platform includes general and special purpose batteries and battery chargers. Our technical platform includes wire and cable, connectivity products, components and tools, and hobby products. We also provide consumers access to third-party services such as prepaid wireless airtime and extended service plans in our service platform.

KIOSKS
At December 31, 2010, we operated 1,267 kiosks located throughout most of the United States. These kiosks are located inside Target and Sam’s Club stores. These locations, which are not RadioShack-branded, offer primarily wireless handsets with activation of third-party wireless services.

In February 2009, we signed a contract extension with Sam’s Club through March 31, 2011, with a transition period ending June 30, 2011, to continue operating kiosks in certain Sam’s Club locations. As of December 31, 2010, we operated 417 of these kiosks. This transition will begin on April 1, 2011, and conclude on June 30, 2011, with the assignment to Sam’s Club of all kiosks operated by the Company in Sam’s Club stores. As part of the terms of the contract, we assigned the operation of 22 and 66 kiosk locations to Sam’s Club in 2010 and 2009, respectively.

In April 2009 we agreed with Sprint to cease our arrangement to jointly operate the Sprint-branded kiosks in operation at that date. This agreement allowed us to operate these kiosks under the Sprint name for a reasonable period of time, allowing us to transition the kiosks to a new format. In August 2009, we transitioned these kiosks to multiple wireless carrier RadioShack-branded locations. Most of these locations are now managed and reported as extensions of existing RadioShack company-operated stores located in the same shopping malls.

In the fourth quarter of 2009, we commenced a test rollout of kiosk locations in approximately 100 Target stores. In the third quarter of 2010, we signed a multi-year agreement to operate kiosk locations in certain Target stores (“Target Mobile”). We operated 850 Target Mobile locations at December 31, 2010. We plan to operate Target Mobile locations in approximately 1,450 Target stores by June 30, 2011.

OTHER
In addition to the reportable segments discussed above, we have other sales channels and support operations described as follows:

Dealer Outlets: At December 31, 2010, we had a network of 1,207 RadioShack dealer outlets, including 34 located outside of North America. Our North American outlets provide name brand and private brand products and services, typically to smaller communities. These independent dealers are often engaged in other retail operations and augment their businesses with our products and service offerings. Our dealer sales derived outside of the United States are not material.

RadioShack.com: Products and information are available through our commercial website www.radioshack.com. Online customers can purchase, return or exchange various products available through this website. Additionally, certain products ordered online may be picked up, exchanged or returned at RadioShack stores.

International Operations: As of December 31, 2010, there were 211 company-operated stores under the RadioShack brand, nine dealers, and one distribution center in Mexico. Prior to December 2008, these operations were overseen by a joint venture in which we were a slightly less than 50% minority owner with Grupo Gigante, S.A.B. de C.V. In December 2008, we increased our ownership of this joint venture to 100%.

Support Operations:
Our retail stores, along with our kiosks and dealer outlets, are supported by an established infrastructure. Below are the major components of this support structure.

Distribution Centers - At December 31, 2010, we had four U.S. distribution centers shipping to our U.S. retail locations and dealer outlets. One of these distribution centers also serves as a fulfillment center for our online customers. Additionally, we have a distribution center that ships fixtures to our U.S. company-operated stores and kiosks.

RadioShack Technology Services (“RSTS”) - Our management information system architecture is composed of a distributed, online network of computers that links all stores, customer channels, delivery locations, service centers, credit providers, distribution facilities and our home office into a fully integrated system. Each store has its own server to support the point-of-sale (“POS”) system. The majority of our U.S. company-operated stores and kiosks communicate through a broadband network, which provides efficient access to customer support data. This design also allows store management to track daily sales and inventory at the product or sales associate level. RSTS provides the majority of our programming and systems analysis needs.

RadioShack Global Sourcing (“RSGS”) - RSGS serves our wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs. RSGS’s activities support our name brand and private brand businesses.

Consumer Electronics Manufacturing - We operate two manufacturing facilities in the United States and one in China. These three manufacturing facilities employed approximately 1,800 people as of December 31, 2010. We manufacture a variety of products, primarily sold through our retail outlets, including telephones, antennas, wire and cable products, and a variety of “hard-to-find” parts and accessories for consumer electronics products.

SEASONALITY
As with most other specialty retailers, our net sales and operating revenues, operating income and operating cash flows are greater during the fourth quarter, which includes the majority of the holiday shopping season in the U.S., than during other periods of the year. There is a corresponding pre-seasonal inventory build-up, which requires working capital related to the anticipated increased sales volume. This is described in “Cash Requirements” in our MD&A. Also, refer to Note 17 – “Quarterly Data (Unaudited)” in the Notes to Consolidated Financial Statements for data showing seasonality trends. We expect this seasonality to continue.

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

SUPPLIERS AND NAME BRAND RELATIONSHIPS
Our business strategy depends, in part, upon our ability to offer name brand and private brand products, as well as to provide our customers access to third-party services. We utilize a large number of suppliers located in various parts of the world to obtain raw materials and private brand merchandise. We do not expect a lack of availability of raw materials or any single private brand product to have a material effect on our operations overall or on any of our operating segments. We have formed vendor and third-party service provider relationships with well-recognized companies such as Sprint, AT&T, T-Mobile, Verizon, Apple, Casio, Garmin, Hewlett-Packard, Microsoft, Research In Motion, Samsung and SanDisk. In the aggregate, these relationships have or are expected to have a significant effect on both our operations and financial strategy. Certain of these relationships are important to our business; the loss of or disruption in supply from these relationships could materially adversely affect our net sales and operating revenues. Additionally, we have been limited from time to time by various vendors and suppliers on an economic basis where demand has exceeded supply.

ORDER BACKLOG
We have no material backlog of orders in any of our operating segments for the products or services we sell.

COMPETITION
Due to consumer demand for wireless products and services, as well as rapid consumer acceptance of new digital technology products, the consumer electronics retail business continues to be highly competitive, driven primarily by technology and product cycles.

In the consumer electronics retailing business, competitive factors include price, quality, features, product availability, consumer services, manufacturing and distribution capability, brand reputation and the number of competitors. We compete in the sale of our products and services with several retail formats, including national, regional, and independent consumer electronics retailers. We compete with department and specialty retail stores in more select product categories. We compete with wireless providers in the wireless handset category through their own retail and online presence. We compete with mass merchandisers and other alternative channels of distribution, such as mail order and e-commerce retailers, on a more widespread basis. Numerous domestic and foreign companies also manufacture products similar to ours for other retailers, which are sold under nationally-recognized brand names or private brands.

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

We cannot give assurance that we will compete successfully in the future, given the highly competitive nature of the consumer electronics retail business. Also, in light of the ever-changing nature of the consumer electronics retail industry, we would be materially adversely affected if our competitors were able to offer their products at significantly lower prices. Additionally, we would be materially adversely affected if our competitors were able to introduce innovative or technologically superior products not yet available to us, or if we were unable to obtain certain products in a timely manner or for an extended period of time. Furthermore, our business would be materially adversely affected if we failed to offer value-added solutions or if our competitors were to enhance their ability to provide these value-added solutions.

EMPLOYEES
As of December 31, 2010, we employed approximately 36,400 people, including 1,300 temporary seasonal employees. Our U.S. employees are not covered by collective bargaining agreements, nor are they members of labor unions. We consider our relationship with our employees to be good.

AVAILABLE INFORMATION
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and rules and regulations adopted by the U.S. Securities and Exchange Commission (“SEC”) under that Act. The Exchange Act requires us to file reports, proxy statements and other information with the SEC. Copies of these reports, proxy statements and other information can be inspected and copied at:

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

You may obtain these materials electronically by accessing the SEC’s home page on the Internet at:

http://www.sec.gov

In addition, we make available, free of charge on our corporate website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as our proxy statements, as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. You may review these documents, under the heading “Investor Relations,” by accessing our corporate website:

http://www.radioshackcorporation.com

For information regarding the net sales and operating revenues and operating income for each of our business segments for fiscal years ended December 31, 2010, 2009 and 2008, please see Note 16 – “Segment Reporting” in the Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS.

One should carefully consider the risks and uncertainties described below, as well as other information set forth in this Annual Report on Form 10-K. There may be additional risks that are not presently material or known, and the following list should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. If any of the events described below occur, our business, results of operations, financial condition, liquidity or access to the capital markets could be materially adversely affected.

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

The continued uncertainty in the economy could have a significant negative effect on U.S. consumer spending, particularly discretionary spending for consumer electronics products, which, in turn, could directly affect our sales. Consumer confidence, recessionary and inflationary trends, equity market levels, consumer credit availability, interest rates, consumers’ disposable income and spending levels, energy prices, job growth, income tax rates and unemployment rates may affect the volume of customer traffic and level of sales in our locations. Continued negative trends of any of these economic conditions, whether national or regional in nature, could materially adversely affect our results of operations and financial condition.

In addition, potential disruptions in the capital and credit markets could have a significant effect on our ability to access the U.S. and global capital and credit markets, if needed. These potential disruptions in the capital and credit market conditions could materially adversely affect our ability to borrow under our credit facility, or materially adversely affect the banks that underwrote our credit facility. The availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit, and our credit ratings. If needed, we may not be able to successfully obtain any necessary additional financing on favorable terms, or at all.

Our inability to increase or maintain profitability of our operations could materially adversely affect our results of operations and financial condition.

A critical component of our business strategy is to improve our overall profitability. Our ability to increase profitable sales in existing stores may be affected by:

•	Our success in attracting customers into our stores

•	Our ability to choose the correct mix of products to sell

•	Our ability to keep stores stocked with merchandise customers will purchase

•	Our ability to maintain fully-staffed stores with appropriately trained employees

•	Our ability to remain relevant to the consumer

•	Our ability to sustain existing retail channels such as our kiosks

Any reductions or changes in the growth rate of the wireless industry or other changes in the dynamics of the industry could materially adversely affect our results of operations and financial condition.

Sales of wireless handsets and the related commissions and residual income constitute a significant portion of our total revenue. Consequently, changes in the wireless industry, such as those discussed below, could materially adversely affect our results of operations and financial condition.

Lack of growth in the wireless industry tends to have a corresponding effect on our wireless sales. Because growth in the wireless industry is often driven by the adoption rate of new wireless handset and wireless service technologies, the absence of these new technologies, our suppliers not providing us with these new technologies, or the lack of consumer interest in adopting these new technologies, could materially adversely affect our business.

Another change in the wireless industry that could materially adversely affect our business is wireless industry consolidation. Consolidation in the wireless industry could lead to a concentration of competitive strength within a few wireless carriers, which could materially adversely affect our business if our ability to obtain competitive offerings from our wireless suppliers is reduced or if competition increases from wireless carrier stores or other retailers.

Our competition is both intense and varied, and our failure to effectively compete could materially adversely affect our results of operations and financial condition.

In the retail consumer electronics marketplace, the level of competition is intense. We compete with consumer electronics retail stores as well as big-box retailers, large specialty retailers, discount or warehouse retailers, and alternative channels of distribution such as e-commerce, telephone shopping services and mail order. We also compete with wireless carriers’ retail presence, as discussed above. Some of these competitors are large, have great market presence, and possess significant financial and other resources, which may provide them with competitive advantages over us.

Changes in the amount and degree of promotional intensity or merchandising strategy exerted by our current and potential competitors could present us with difficulties in retaining and attracting customers. In addition, pressure from our competitors could require us to reduce prices or increase our costs in one product category or across all our product categories. As a result of this competition, we may experience lower sales, margins or profitability, which could materially adversely affect our results of operations and financial condition.

In addition, some of our competitors may use strategies such as lower pricing, value-added services, wider selection of products, larger store size, higher advertising intensity, improved store design, and more efficient sales methods. While we attempt to differentiate ourselves from our competitors by focusing on the electronics specialty retail market, our business model may not enable us to compete successfully against existing and future competitors.

We are dependent upon our relationships with a limited number of name brand product and service providers, and our inability to create, maintain and renew relationships with these parties on favorable terms could materially adversely affect our results of operations and financial condition.

A significant portion of our net sales and operating revenues is attributable to a limited selection of name brand products and service providers. The concentration of net sales and operating revenues in certain of our platforms, such as our wireless platform, may mean that our sales are more dependent upon a limited number of service providers such as Sprint, AT&T, T-Mobile and Verizon. In the aggregate, these relationships have or are expected to have a significant effect on both our operations and financial strategy. If we are unable to create, maintain or renew our relationships with such third parties on favorable terms or at all, our results of operations and financial condition.

Our inability to maintain our historical gross margin levels could materially adversely affect our results of operations and financial condition.

Historically, we have maintained gross margin levels ranging from 45% to 48%. We may not be able to maintain these margin levels in the future due to various factors, including increased sales of lower margin products, such as personal electronics products and name brand products, or declines in average selling prices of key products. If sales of lower margin items continue to increase and become a larger percentage of our business without an overall growth in our sales, our gross profit could be materially adversely affected.

Our inability to collect receivables from our vendors and service providers could materially adversely affect our results of operations and financial condition.

We maintain significant receivable balances from various vendors and service providers such as Sprint, AT&T, T-Mobile, and Verizon consisting of commissions and other funds related to these relationships. At December 31, 2010 and 2009, our net receivables from vendors and service providers were $291.0 million and $247.5 million, respectively. The average payment term for these receivable balances is approximately 45 days. We do not factor these receivables. Changes in the financial condition of one or more of these vendors or service providers could cause a delay or failure in collecting these receivable balances. A significant delay or failure in collecting these receivable balances could materially adversely affect our results of operations and financial condition.

Our inability to effectively manage our inventory levels, particularly excess or inadequate amounts of inventory, could materially adversely affect our results of operations and financial condition.

We source inventory both domestically and internationally, and our inventory levels are subject to a number of factors, some of which are beyond our control. These factors, including technology advancements, reduced consumer spending and consumer disinterest in our product offerings, could lead to excess inventory levels. Additionally, we may not accurately assess product life cycles, leaving us with excess inventory. To reduce this excess inventory, we may be required to lower our prices, which could materially adversely affect our results of operations and financial condition.

Alternatively, we may have inadequate inventory levels for particular items, including popular merchandise, due to factors such as unanticipated high demand for certain products, unavailability of products from our vendors, import delays, labor unrest, untimely deliveries, or the disruption of international, national or regional transportation systems. The effect of the occurrence of any of these factors on our inventory supply could materially adversely affect our results of operations and financial condition.

Our inability to attract, retain and grow an effective management team or changes in the cost or availability of a suitable workforce to manage and support our strategies could materially adversely affect our business.

Our success depends in large part upon our ability to attract, motivate and retain a qualified management team and employees. Qualified individuals needed to fill necessary positions could be in short supply. The inability to recruit and retain such individuals on a continuous basis could result in high employee turnover at our stores and in our company generally, which could materially adversely affect our business and results of operations. Additionally, competition for qualified employees requires us to continually assess our compensation structure. Competition for qualified employees has required, and in the future could require, us to pay higher wages to attract a sufficient number of qualified employees, resulting in higher labor compensation expense. In addition, mandated changes in the federal minimum wage or in health care reform may materially increase our compensation expense.

Our inability to successfully identify and enter into relationships with developers of new technologies or the failure of these new technologies to be adopted by the market could materially adversely affect our ability to increase or maintain our sales and profitability. Additionally, the absence of new services or products and product features in the categories we sell could materially adversely affect our sales and profitability.

Our ability to maintain and increase revenues depends, to a large extent, on the periodic introduction and availability of new products, services and technologies. If we fail to identify these new products, services and technologies, or if we fail to enter into relationships with their developers prior to widespread distribution within the market, our sales and profitability could be materially adversely affected. Any new products, services or technologies we identify may have a limited sales life.

Furthermore, it is possible that new products, services or technologies will never achieve widespread consumer acceptance, also adversely affecting our sales and profitability. Finally, the lack of innovative consumer electronics products, features or services that can be effectively featured in our store model could also materially adversely affect our ability to increase or maintain our sales and profitability.

The occurrence of severe weather events or natural disasters could significantly damage or destroy our retail locations, could prohibit consumers from traveling to our retail locations, or could prevent us from resupplying our stores or distribution centers, especially during the peak winter holiday shopping season.

If severe weather or a catastrophic natural event, such as a hurricane or earthquake, occurs in a particular region and damages or destroys a significant number of our stores in that area, our sales could be materially adversely affected. In addition, if severe weather, such as heavy snowfall or extreme temperatures, discourages or restricts customers in a particular region from traveling to our stores, our sales could also be materially adversely affected. If severe weather occurs during the fourth quarter holiday season, the adverse effect on our sales and gross profit could be even greater than at other times during the year because we generate a disproportionate amount of our sales and gross profit during this period.

Failure to comply with, or the additional implementation of, laws, rules, and regulations regarding our business could materially adversely affect our business and our results of operations and financial condition.

We are subject to various foreign, federal, state, and local laws, rules and regulations including, but not limited to, the

Fair Labor Standards Act and ERISA, each as amended, and regulations promulgated by the Federal Trade Commission, SEC, Internal Revenue Service, United States Department of Labor, Occupational Safety and Health Administration, and Environmental Protection Agency. Failure to properly adhere to these and other applicable laws, rules and regulations could result in the imposition of penalties or adverse legal judgments and could materially adversely affect our results of operations and financial condition. Similarly, the cost of complying with newly-implemented laws, rules and regulations could materially adversely affect our business and our results of operations.

Risks associated with the suppliers from whom our raw materials and products are sourced could materially adversely affect our results of operations and financial condition.

We utilize a large number of suppliers located in various parts of the world to obtain raw materials, private brand merchandise, and other products. If any of our key vendors fail to supply us with products, we may not be able to meet the demands of our customers, and our sales and profitability could be materially adversely affected.

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

Our business is heavily dependent upon information systems, given the number of individual transactions we process each year. Our information systems include an in-store point-of-sale system that helps us track sales performance, inventory replenishment, product availability, product margin and customer information. In addition, we are in the process of upgrading our in-store point-of-sale system and related processes. These systems are complex and require integration with each other, with some of our service providers, and with our business processes, which may increase the risk of disruption.

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

Failure to protect the integrity and security of our customers’ information could materially damage our standing with our customers and expose us to litigation.

Increasing costs associated with information security including increased investments in technology, the costs of compliance with consumer protection laws, and costs resulting from consumer fraud could materially adversely affect our results of operations. Additionally, if a significant compromise in the security of our customer information, including personal identification data, were to occur, it could materially adversely affect our reputation, results of operations, financial condition, and business operations and could increase the costs we incur to protect against such security breaches.

We are subject to other litigation risks and may face liabilities as a result of allegations and negative publicity.

Our operations expose us to litigation risks, such as class action lawsuits involving employees, consumers and shareholders. For example, from time to time putative class actions have been brought against us relating to various labor matters. Defending against lawsuits and other proceedings may involve significant expense and divert management’s attention and resources from other matters. In addition, if any lawsuits were brought against us and resulted in a finding of substantial legal liability, it could cause significant reputational harm to us and otherwise materially adversely affect our results of operations, financial condition, and business operations.

We conduct business outside the United States, which presents potential risks.

We have offices, assets, and generate a portion of our revenue in Mexico, China, including the special administrative region of Hong Kong, and Taiwan. Part of our growth strategy is to expand our international business because we believe the growth rates and the opportunity to implement operating improvements may be greater than those typically achievable in the United States. International operations entail significant risks and uncertainties, including, without limitation:

•	Economic, social and political instability in any particular country or region

•	Changes in currency exchange rates

•	Changes in government restrictions on converting currencies or repatriating funds

•	Changes in foreign laws and regulations or in trade, monetary or fiscal policies

•	High inflation and monetary fluctuations

•	Changes in restrictions on imports and exports

•	Difficulties in hiring, training and retaining qualified personnel, particularly finance and accounting personnel with U.S. GAAP expertise

•	Inability to obtain access to fair and equitable political, regulatory, administrative and legal systems

•	Changes in government tax policy

•	Difficulties in enforcing our contractual rights or enforcing judgments or obtaining a just result in foreign jurisdictions

•	Potentially adverse tax consequences of operating in multiple jurisdictions

Any of these factors, by itself or in combination with others, could materially adversely affect our results of operations and financial condition.

We may be unable to keep existing stores in current locations or open new stores in desirable locations, which could materially adversely affect our sales and profitability.

We may be unable to keep existing stores in current locations or open new stores in desirable locations in the future. We compete with other retailers and businesses for suitable locations for our stores. Local land use, local zoning issues, environmental regulations and other regulations may affect our ability to find suitable locations and also influence the cost of leasing, building or buying our stores. We also may have difficulty negotiating real estate leases and purchase agreements on acceptable terms. Further, to relocate or open new stores successfully, we must hire and train employees for the new locations. Construction, environmental, zoning and real estate delays may negatively affect store openings and increase costs and capital expenditures. In addition, when we open new stores in markets where we already have a presence, our existing locations may experience a decline in sales as a result, and when we open stores in new markets, we may encounter difficulties in attracting customers due to a lack of customer familiarity with our brand, our lack of familiarity with local customer preferences, and seasonal differences in the market. We cannot be certain that new or relocated stores will produce the anticipated sales or return on investment or that existing stores will not be materially adversely affected by new or expanded competition in their market areas.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Information on our properties is located in our MD&A and financial statements included in this Annual Report on Form 10-K and is incorporated into this Item 2 by reference.

The following items are discussed further in the Notes to Consolidated Financial Statements:

Summary of Significant Accounting Policies – Property, Plant and Equipment	Note 2
Supplemental Balance Sheet Disclosures – Property, Plant and Equipment	Note 3
Commitments and Contingencies	Note 13

We lease, rather than own, most of our retail facilities. Our stores are located in shopping malls, stand-alone buildings and shopping centers owned by other entities. We lease administrative offices throughout the United States and Mexico and one manufacturing plant in China. We own the property on which our four distribution centers and two manufacturing facilities are located within the United States.

RETAIL LOCATIONS
The table below shows our retail locations at December 31, 2010, allocated among U.S. and Mexico company-operated stores, kiosks and dealer and other outlets.

	Average
	Store Size	At December 31,
	(Sq. Ft.)	2010	2009	2008
U.S. RadioShack company-operated stores	2,482	4,486	4,476	4,453
Kiosks (1) (2) (3)	49	1,267	562	688
Mexico RadioShack company-operated stores	1,289	211	204	200
Dealer and other outlets (4)	N/A	1,219	1,321	1,411
Total number of retail locations (5)		7,183	6,563	6,752

(1)
In April 2009 we agreed with Sprint to cease our arrangement to jointly operate the Sprint-branded kiosks in operation at that date. This agreement allowed us to operate these kiosks under the Sprint name for a reasonable period of time, allowing us to transition the kiosks to a new format. In August 2009, we transitioned these kiosks to multiple wireless carrier RadioShack-branded locations. We managed and reported 111 of these locations as extensions of existing RadioShack company-operated stores located in the same shopping malls at December 31, 2009.

(2)
In February 2009, we signed a contract extension with Sam’s Club through March 31, 2011, with a transition period ending June 30, 2011, to continue operating kiosks in certain Sam’s Club locations. As of December 31, 2010, we operated 417 of these kiosks. This transition will begin on April 1, 2011, and conclude on June 30, 2011, with the assignment to Sam’s Club of all kiosks operated by the Company in Sam’s Club stores. As part of the terms of the contract, we assigned the operation of 22 and 66 kiosk locations to Sam’s Club in 2010 and 2009, respectively.

(3)
In 2009 we conducted a test program of kiosk locations in approximately 100 Target stores. In the third quarter of 2010 we signed a multi-year agreement with Target Corporation to operate wireless kiosks in certain Target stores. In August 2010, we began to open Target Mobile kiosks with the objective of operating kiosks in the majority of Target stores nationwide by mid-2011. As of December 31, 2010, the Company operated 850 Target Mobile kiosks, and it expects to operate kiosks in approximately 1,450 Target stores by June 30, 2011.

(4)	Our dealer and other outlets decreased by 102 and 90 locations, net of new openings, during 2010 and 2009, respectively. These declines were primarily due to the closure of lower volume outlets.
(5)
In 2010, the Company opened 871 retail locations and closed 251 retail locations. In 2009, the Company opened 202 retail locations and closed 391 retail locations. In 2008, the Company opened 131 retail locations, acquired 200 Mexico company-operated stores, and closed 249 retail locations.

Real Estate Owned and Leased
	Approximate Square Footage (in thousands) At December 31,
		2010			2009
	Owned	Leased	Total	Owned	Leased	Total
Retail
RadioShack company-operated stores	2	11,133	11,135	10	11,209	11,219
Kiosks	--	62	62	--	43	43
Mexico company-operated stores	--	272	272	--	263	263
Support Operations
Manufacturing	134	320	454	134	320	454
Distribution centers and office space	2,056	821	2,877	2,077	726	2,803
	2,192	12,608	14,800	2,221	12,561	14,782

Below is a listing at December 31, 2010, of our retail locations within the United States and its territories:

	U.S. RadioShack Stores	Kiosks	Dealers and Other*	Total
Alabama	49	11	30	90
Alaska	--	--	23	23
Arizona	76	--	24	100
Arkansas	26	3	38	67
California	552	236	39	827
Colorado	63	15	31	109
Connecticut	70	20	2	92
Delaware	19	1	--	20
Florida	302	35	28	365
Georgia	102	23	34	159
Hawaii	24	--	--	24
Idaho	19	--	15	34
Illinois	173	79	32	284
Indiana	98	36	40	174
Iowa	34	21	47	102
Kansas	37	15	26	78
Kentucky	54	5	36	95
Louisiana	67	20	17	104
Maine	22	7	12	41
Maryland	98	13	7	118
Massachusetts	114	31	5	150
Michigan	120	77	43	240
Minnesota	61	80	35	176
Mississippi	38	7	18	63
Missouri	71	30	52	153
Montana	7	--	27	34
Nebraska	20	11	20	51
Nevada	38	--	7	45
New Hampshire	32	12	5	49
New Jersey	160	41	6	207
New Mexico	31	5	14	50
New York	330	74	16	420
North Carolina	125	22	38	185
North Dakota	6	4	5	15
Ohio	188	38	27	253
Oklahoma	39	--	29	68
Oregon	52	--	20	72
Pennsylvania	211	53	24	288
Rhode Island	21	4	--	25
South Carolina	54	8	18	80
South Dakota	11	2	12	25
Tennessee	67	15	29	111
Texas	376	143	83	602
Utah	28	8	19	55
Vermont	9	--	8	17
Virginia	124	14	36	174
Washington	91	6	30	127
West Virginia	28	3	8	39
Wisconsin	70	38	45	153
Wyoming	6	1	16	23

District of Columbia	13	--	--	13
Puerto Rico	56	--	--	56
U.S. Virgin Islands	4	--	--	4
	4,486	1,267	1,176	6,929

*Does not include international dealers.

ITEM 3. LEGAL PROCEEDINGS.

Refer to Note 13 – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2010.

EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 OF PART III).

The following is a list, as of February 15, 2011, of our executive officers and their ages and positions.

Name	Position (Date Appointed to Current Position)	Executive Officer Since	Age
Julian C. Day (1)	Chief Executive Officer and Chairman of the Board (July 2006)	2006	58
James F. Gooch (1)	President and Chief Financial Officer (January 2011)	2006	43
Lee D. Applbaum	Executive Vice President – Chief Marketing Officer (September 2008)	2008	40
Bryan E. Bevin (2)	Executive Vice President – Store Operations (January 2008)	2008	47
Scott E. Young	Executive Vice President – Chief Merchandise Officer (April 2010)	2010	49
Mary Ann Doran	Senior Vice President – Human Resources (June 2010)	2010	55
John G. Ripperton	Senior Vice President – Supply Chain (August 2006)	2006	57
Sharon S. Stufflebeme	Senior Vice President – Chief Information Officer (June 2009)	2009	49
Martin O. Moad	Vice President and Controller (August 2007)	2007	54

(1)
On January 24, 2011, the Company announced that Mr. Day plans to retire as Chairman of the Board of Directors, Chief Executive Officer and a director of the Company effective at the Company’s next annual meeting of shareholders, currently scheduled to be held on May 19, 2011. In accordance with its succession and transition plan, the Board of Directors named Mr. Gooch President of the Company effective January 24, 2011. Mr. Gooch will become Chief Executive Officer of the Company effective upon Mr. Day’s retirement. Mr. Gooch will also be included in the Company’s slate of nominees for election to the Board of Directors at the next annual meeting of shareholders. The Board has also determined, as an enhancement to its governance structure, to separate the chairman and CEO roles. If reelected, Daniel R. Feehan, the Board’s current presiding director and a member of the Company’s Board since 2003, will become non-executive chairman of the Board upon Mr. Day’s retirement. Mr. Feehan is president and chief executive officer of Cash America International, Inc.

(2)	Mr. Bevin’s last day with the Company will be March 4, 2011.

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

Mr. Gooch was appointed Executive Vice President and Chief Financial Officer in August 2006. Previously, Mr. Gooch served as Executive Vice President – Chief Financial Officer of Entertainment Publications, LLC, a discount and promotions company, from May 2005 to August 2006. From 1996 to May 2005, Mr. Gooch served in various positions at Kmart Corporation, a mass merchandising company, including Vice President, Controller and Treasurer, and Vice President, Corporate Financial Planning and Analysis.

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

Mr. Bevin was appointed Executive Vice President – Store Operations in January 2008. Before joining RadioShack, Mr. Bevin was Senior Vice President, U.S. Operations, for Blockbuster Entertainment, a media entertainment company, from January 2006 until October 2007, and Senior Vice President/General Manager – Games from June 2005 until December 2005. Prior to joining Blockbuster, Mr. Bevin was Vice President of Retail for Cingular, a wireless mobile communications provider, and Managing Director for Interactive Telecom Solutions, a telecommunications management firm. On January 24, 2011, the Company announced Mr. Bevin’s departure.

Mr. Young was appointed Executive Vice President – Chief Merchandise Officer in April 2010. Previously, Mr. Young served as Divisional President and Chief Marketing Officer for LodgeNet, a media content delivery provider to guest-based businesses, where he had worked since 2006. Before joining LodgeNet, he spent seven years at Best Buy Co., Inc. where he served as Vice President, Merchandising; Vice President, BBY.com; and Vice President, Digital Entertainment. Earlier in his career, Mr. Young worked in the entertainment and music industry for BMG Entertainment, Inc., Ticketmaster Entertainment, Inc. and EMI Group PLC - also known as Capitol Records.

Ms. Doran was appointed Senior Vice President – Human Resources in June 2010. Previously, Ms. Doran served as Senior Vice President of Human Resources for Zale Corp., a jewelry retailer, where she had worked since 1996. Ms. Doran’s earlier experiences in human resources also include The Bombay Company, Inc., a home furnishings retailer, and the Jordan Marsh Stores Corp., a regional department-store chain that ultimately joined the Macy’s organization.

Mr. Ripperton was appointed Senior Vice President – Supply Chain Management in August 2006. Mr. Ripperton joined RadioShack in 2000 and has served as Vice President – Distribution, Division Vice President - Distribution, Group General Manager, and Distribution Center Manager. Prior to joining RadioShack, Mr. Ripperton served in the United States Navy for 25 years and retired with the rank of Captain in the Navy’s Supply Corps.

Ms. Stufflebeme was appointed Senior Vice President – Chief Information Officer in June 2009. Previously, Ms. Stufflebeme served as Senior Vice President – Chief Information Officer for 7-Eleven, Inc. where she began working in 2004. Before working for 7-Eleven, Inc., she worked for Andersen Consulting, Hitachi Consulting and Michaels Stores, Inc.

Mr. Moad was appointed Vice President and Controller in August 2007. He has worked for RadioShack for more than 25 years, and has served as Vice President and Treasurer, Vice President - Investor Relations, Director - Investor Relations, Vice President – Controller (InterTAN, Inc.), Vice President – Assistant Secretary (InterTAN, Inc.), Assistant Secretary (InterTAN, Inc.), Controller – International Division, and Staff Accountant – International Division. InterTAN, Inc. was an NYSE-listed spin-off of RadioShack’s international units.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE RANGE OF COMMON STOCK
Our common stock is listed on the New York Stock Exchange and trades under the symbol "RSH." The following table presents the high and low trading prices for our common stock, as reported in the composite transaction quotations of consolidated trading for issues on the New York Stock Exchange, for each quarter in the two years ended December 31, 2010.
Quarter Ended	High	Low	Dividends Declared
December 31, 2010	$23.38	$17.93	$0.25
September 30, 2010	23.16	17.87	--
June 30, 2010	24.00	17.70	--
March 31, 2010	23.91	18.55	--

December 31, 2009	$20.57	$14.82	$0.25
September 30, 2009	17.45	12.66	--
June 30, 2009	15.20	8.38	--
March 31, 2009	12.95	6.47	--

HOLDERS OF RECORD
At February 15, 2011, there were 17,530 holders of record of our common stock.

DIVIDENDS
The Board of Directors annually reviews our dividend policy. On November 4, 2010, our Board of Directors declared an annual dividend of $0.25 per share. The dividend was paid on December 16, 2010, to stockholders of record on November 26, 2010.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK
The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
October 1 – 31, 2010	2,253	(3)	$21.37		--		$200,000,000
November 1 – 30, 2010	8,099,464	(4)	$20.15	(4)	8,099,464	(4)	$101,407,710
December 1 – 31, 2010	--		$--		--		$101,407,710
Total	8,101,717				8,099,464

(1)
RadioShack announced a $200 million share repurchase program on July 24, 2008, which has no stated expiration date. On August 20, 2009, we announced a $200 million increase in this share repurchase program. In August 2010, our Board of Directors approved an increase in this share repurchase program from $400 million to $610 million with $500 million available for share repurchases under this program. As of December 31, 2010, $101.4 million of the total authorized amount was available for share repurchases under this program.

(2)	During the period covered by this table, no publicly announced program expired or was terminated, and no determination was made by RadioShack to suspend or cancel purchases under our program.
(3)	Shares acquired by RadioShack for tax withholdings upon vesting of restricted stock awards, which were not repurchased pursuant to a share repurchase program.
(4)
In August 2010, we entered into an accelerated share repurchase program with two investment banks providing for the repurchase of shares of our common stock under our approved share repurchase program. The accelerated share repurchase program consisted of agreements to purchase shares of our common stock from the investment banks for an aggregate purchase price of $300 million. This program concluded in November 2010. Total aggregate shares delivered to us under the accelerated share repurchase program totaled 14.9 million shares at an average purchase price of $20.18 per share, which is reflected in "Average Price Paid per Share" above. After having received an initial delivery of 11.7 million shares in August 2010, we received 3.2 million additional shares under the accelerated share repurchase program, which are presented under "Total Number of Shares Purchased" and "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs." In addition, after the conclusion of the accelerated share repurchase program, we repurchased an additional $98.6 million worth of shares in the open market at an average price of $20.13 per share, representing 4.9 million shares. For additional information regarding our common stock repurchases, see Note 6 – “Stockholders’ Equity” in Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

The graph below compares the cumulative total shareholder return on RadioShack common stock for the last five years with the cumulative total return on the Standard & Poor's 500 Index, of which we are a component, and the Standard & Poor's Specialty Retail Index, of which we are also a component. The S&P Specialty Retail Index is a capitalization-weighted index of domestic equities traded on the NYSE and NASDAQ, and includes high-capitalization stocks representing the specialty retail sector of the S&P 500. The graph assumes an investment of $100 at the close of trading on December 31, 2005, in RadioShack common stock, the S&P 500 Index and the S&P Specialty Retail Index.

	12/05	12/06	12/07	12/08	12/09	12/10
RadioShack Corporation	$100.00	$80.95	$82.46	$59.97	$99.27	$95.36
S&P 500 Index	100.00	115.80	122.16	76.96	97.33	111.99
S&P Specialty Retail Index	100.00	106.47	90.83	68.31	95.14	114.91

* Cumulative Total Return assumes dividend reinvestment.

Information Source: Standard & Poor's, a division of The McGraw-Hill Companies Inc.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED).

RADIOSHACK CORPORATION AND SUBSIDIARIES
	Year Ended December 31,
(Dollars and shares in millions, except per share amounts, ratios, locations and square footage)	2010	2009	2008	2007	2006 (4)
Statements of Income Data
Net sales and operating revenues	$4,472.7	$4,276.0	$4,224.5	$4,251.7	$4,777.5
Operating income	$375.4	$369.4	$322.2	$381.9	$156.9
Net income	$206.1	$205.0	$189.4	$236.8	$73.4
Net income per share:
Basic	$1.71	$1.63	$1.47	$1.76	$0.54
Diluted	$1.68	$1.63	$1.47	$1.74	$0.54
Shares used in computing net income per share:
Basic	120.5	125.4	129.0	134.6	136.2
Diluted	122.7	126.1	129.1	135.9	136.2
Gross profit as a percent of sales	45.0%	45.9%	45.5%	47.6%	44.6%
SG&A expense as a percent of sales	34.8%	35.3%	35.7%	36.2%	37.9%
Operating income as a percent of sales	8.4%	8.6%	7.6%	9.0%	3.3%

Balance Sheet Data
Inventories	$723.7	$670.6	$636.3	$705.4	$752.1
Total assets	$2,175.4	$2,429.3	$2,254.0	$1,989.6	$2,070.0
Working capital	$870.6	$1,361.2	$1,154.4	$818.8	$615.4
Capital structure:
Current debt	$308.0	$--	$--	$--	$149.4
Long-term debt	$331.8	$627.8	$659.5	$348.2	$345.8
Total debt	$639.8	$627.8	$659.5	$348.2	$495.2
Cash and cash equivalents less total debt	$(70.4)	$280.4	$155.3	$161.5	$(23.2)
Stockholders' equity	$842.5	$1,048.3	$860.8	$769.7	$653.8
Total capitalization (1)	$1,482.3	$1,676.1	$1,520.3	$1,117.9	$1,149.0
Long-term debt as a % of total capitalization (1)	22.4%	37.5%	43.4%	31.1%	30.1%
Total debt as a % of total capitalization (1)	43.2%	37.5%	43.4%	31.1%	43.1%
Book value per share at year end	$7.97	$8.37	$6.88	$5.87	$4.81

Financial Ratios
Return on average stockholders' equity	20.3%	21.5%	22.9%	33.2%	11.8%
Return on average assets	8.9%	8.9%	9.3%	12.3%	3.4%
Annual inventory turnover	3.5	3.6	3.5	3.3	2.9

Other Data
Adjusted EBITDA (2)	$459.6	$462.3	$421.3	$494.6	$285.1
Dividends declared per share	$0.25	$0.25	$0.25	$0.25	$0.25
Capital expenditures	$80.1	$81.0	$85.6	$45.3	$91.0
Number of retail locations at year end:
U.S. RadioShack company-operated stores	4,486	4,476	4,453	4,447	4,467
Kiosks	1,267	562	688	739	772
Mexico RadioShack company-operated stores	211	204	200	--	--
Dealer and other outlets	1,219	1,321	1,411	1,484	1,596
Total	7,183	6,563	6,752	6,670	6,835
Average square footage per U.S. RadioShack company-operated store	2,482	2,504	2,505	2,527	2,496
Comparable store sales increase (decrease) (3)	4.4%	1.3%	(0.6%)	(8.2%)	(5.6%)
Common shares outstanding	105.7	125.2	125.1	131.1	135.8

This table should be read in conjunction with our MD&A and the Consolidated Financial Statements and related Notes.

(1)	Total capitalization is defined as total debt plus total stockholders' equity.
(2)
Adjusted EBITDA, a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation and amortization. Our calculation of adjusted EBITDA is also adjusted for other income or loss. The comparable financial measure to adjusted EBITDA under GAAP is net income. Adjusted EBITDA is used by management to evaluate the operating performance of our business for comparable periods and is a metric used in the computation of annual cash bonuses and long-term cash incentives. Adjusted EBITDA should not be used by investors or others as the sole basis for formulating investment decisions as it excludes a number of important items. We compensate for this limitation by using GAAP financial measures as well in managing our business. In the view of management, adjusted EBITDA is an important indicator of operating performance because adjusted EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs.

(3)
Comparable store sales include the sales of U.S. and Mexico RadioShack company-operated stores and kiosks with more than 12 full months of recorded sales. Following their closure as Sprint-branded kiosks in August 2009, certain former Sprint-branded kiosk locations became multiple wireless carrier RadioShack-branded locations. At December 31, 2009, we managed and reported 111 of these locations as extensions of existing RadioShack company-operated stores located in the same shopping malls. For purposes of calculating our comparable store sales, we include sales from these locations for periods after they became extensions of existing RadioShack company-operated stores, but we do not include sales from these locations for periods while they were operated as Sprint-branded kiosks.

(4)
These amounts were affected by our 2006 restructuring program. For more information, please refer to our Consolidated Financial Statements and related Notes included in our 2006 Annual Report on Form 10-K.

The following table is a reconciliation of adjusted EBITDA to net income.

	Year Ended December 31,
(In millions)	2010	2009	2008	2007	2006 (4)
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$459.6	$462.3	$421.3	$494.6	$285.1

Interest expense, net of interest income	(39.3)	(39.3)	(20.3)	(16.2)	(36.9)
Income tax expense	(130.0)	(123.5)	(110.1)	(129.8)	(38.0)
Depreciation and amortization	(84.2)	(92.9)	(99.1)	(112.7)	(128.2)
Other (loss) income	--	(1.6)	(2.4)	0.9	(8.6)
Net income	$206.1	$205.0	$189.4	$236.8	$73.4

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”).

This MD&A section discusses our results of operations, liquidity and financial condition, risk management practices, critical accounting policies, and estimates and certain factors that may affect our future results, including economic and industry-wide factors. Our MD&A should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K, as well as the Risk Factors set forth in Item 1A above.

EXECUTIVE OVERVIEW
RadioShack is a leading national retailer of mobile technology products and services, as well as products related to personal and home technology and power supply needs. RadioShack’s mobile technology products and services include wireless services from all major national carriers. Each U.S. RadioShack company-operated store and wireless kiosk offers services from at least three major national carriers.

We have two reportable segments, U.S. RadioShack company-operated stores and kiosks. The U.S. RadioShack company-operated stores segment consists solely of our 4,486 U.S. company-operated retail stores, all operating under the RadioShack brand name in the United States, Puerto Rico, and the U.S. Virgin Islands. Our U.S. RadioShack company-operated stores offer a broad selection of relevant technology products, including innovative mobile devices, accessories, and services, as well as items for personal and home technology and power supply needs. The kiosks segment consists of our network of 1,267 kiosks located throughout the United States. These kiosks, which are not RadioShack-branded, are primarily located in Target and Sam’s Club store locations. Our kiosk locations offer a wide selection of mobile phones, accessories and related services. Our other operations include business activities that are not separately reportable, which include sales to our independent dealers, sales to other third parties through our service centers, sales generated by our www.radioshack.com website and our Mexican subsidiary, sales to commercial customers, and sales to other third parties through our global sourcing and manufacturing operations.

Our more than 7,100 locations in the U.S. and Mexico give us a unique competitive advantage in scale, reach and convenience. We strive to differentiate ourselves through an appealing store format, a comfortable store size, a carefully tailored product assortment, and knowledgeable sales experts.

We believe RadioShack occupies unique advantages in the consumer electronics marketplace, providing an alternative to big box retailers:

•
We offer a broad selection of relevant technology products, including innovative mobile devices, accessories, and services, as well as items for personal and home technology and power supply needs. Our lineup features leading national brands and wireless carriers, as well as exclusive private brands.

•
We continue to capitalize on the growth of wireless communications and consumer demand for customer-friendly wireless service plans and devices; our mobility assortment has been and will continue to be priced aggressively and is fully competitive with that of any alternative retailer or carrier.

•	We believe we have sufficient financial strength.

•	We believe we are efficient operators and are a high-margin operation with a proven culture of cost control.

•	We have highly trained sales experts who offer friendly and personal service within an inviting, easy-to-shop store environment.

As with most other specialty retailers, our net sales and operating revenues, operating income and operating cash flows are greater during the fourth quarter, which includes the majority of the holiday shopping season in the United States and Mexico.

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

According to the Consumer Electronics Association (“CEA”), sales of consumer electronics are expected to remain strong, growing by more than 3% in 2011 to $186.4 billion due to the continued adoption of more portable digital products. In 2011, the CEA estimates that smartphone revenues will increase nearly 20% to more than $21 billion.

The innovation in certain mature consumer electronic product categories, such as DVD players, camcorders and audio products, has not been sufficient to maintain average selling prices. These mature products have become commoditized and have experienced price declines and reduced margins.

Business Strategy and Performance
Our business strategy is focused around three specific goals:

•	Strengthen our financial position and flexibility

•	Improve the quality of our operations, especially customer service

•	Strengthen our product offering and revitalize and contemporize our brand

By taking a disciplined approach to cost control and focusing on profitable sales and the strength of our balance sheet, we have been able to make substantial progress toward all three goals.

Over the past four years, we improved our margins, returned excess cash to shareholders through share repurchases, and controlled our costs. At the same time, we continued to make operational improvements that reinforced our strategic themes of mobility, innovation, and service. In the third quarter of 2009, we added T-Mobile as a third national wireless carrier to our RadioShack-branded stores, positioning us to meet our customers’ desire for multi-carrier options and to develop more aggressively our position in the wireless market. In addition, we launched our new brand platform – The Shack® – that began to capture the attention of consumers and the marketplace.

We have continued to invest in strategic initiatives to drive our long-term success, including:

•	Growing our wireless business by taking advantage of our multiple wireless carrier retail position, the strong product growth cycle, and the growth in penetration of smartphones

•
Strengthening the offering in our non-wireless product platforms by improving our merchandising talent, transitioning to a more productive product assortment, adding more national brands, and increasing exposure of these categories in targeted advertising and marketing

•	Maximizing our dealer and franchise operations by increasing our wireless offerings through these channels and developing a consistent brand experience

•	Partnering with other retailers – such as Target – to provide wireless service offerings in their stores

•	Improving our use of real estate and taking advantage of the current commercial real estate market by reevaluating our leases for improved terms or reduced costs

•	Developing our international growth opportunities through our company-owned stores in Mexico

As previously disclosed, in February 2009 we signed a contract extension with Sam’s Club through March 31, 2011, with a transition period ending June 30, 2011, to continue operating wireless kiosks in certain Sam’s Club stores. As of December 31, 2010, we operated 417 of these kiosks. Accordingly, this transition will begin on April 1, 2011, and conclude on June 30, 2011, with the assignment to Sam’s Club of all kiosks operated by the Company in Sam’s Club stores.

In the third quarter of 2010 the Company signed a multi-year agreement with Target Corporation to operate wireless kiosks in certain Target stores. In August 2010, we began to roll out Target Mobile kiosks, with the objective of operating kiosks in the majority of Target stores nationwide by mid-2011.  As of December 31, 2010, the Company operated 850 Target Mobile kiosks, and it expects to operate kiosks in approximately 1,450 Target stores by June 30, 2011.

Thus, the Sam’s Club transition coincides with the expansion of our kiosk program with Target. We expect a decline in kiosks segment operating income -- reflecting the impact of ramping up the new Target Mobile kiosks and eliminating the Sam’s Club kiosks -- of approximately $10 million to $15 million in full-year 2011 compared to full-year 2010, with growth in kiosks segment operating income expected to resume in 2012 following completion of the Target Mobile kiosk rollout.

RESULTS OF OPERATIONS

2010 Summary
Net sales and operating revenues increased $196.7 million, or 4.6%, to $4,472.7 million when compared with last year. Comparable store sales increased 4.4%. This increase was driven by increased sales in our Sprint and AT&T postpaid wireless business, increased sales of prepaid wireless handsets and airtime, and increased sales of wireless accessories. These increases were partially offset by sales declines in digital-to-analog converter boxes, GPS products, netbooks, digital televisions and digital cameras. The inclusion of T-Mobile as a postpaid wireless carrier increased sales for the first nine months of 2010; however, T-Mobile sales decreased in the fourth quarter, when compared to the same period last year.

Gross margin decreased by 90 basis points from last year to 45.0%. Gross margin declined primarily due to a higher sales mix of lower margin wireless handsets and incremental promotional and clearance markdowns associated with seasonal sell-through and product transitions in non-wireless platforms.

Selling, general and administrative (“SG&A”) expense increased $46.8 million when compared with last year. This increase was driven by incentive compensation paid on increased wireless sales, additional employees to support our Target kiosk locations, and incremental advertising expense related to brand building in the second quarter of 2010. As a percentage of net sales and operating revenues, SG&A decreased by 50 basis points to 34.8%.

As a result of the factors above, operating income increased $6.0 million, or 1.6%, to $375.4 million when compared with last year.

Net income increased $1.1 million to $206.1 million when compared with last year. Net income per diluted share was $1.68 compared with $1.63 last year.

Adjusted EBITDA decreased $2.7 million, or 0.6%, to $459.6 million when compared with last year.

2010 COMPARED WITH 2009

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

Key elements of the settlement agreement include the following:

•	All disputes relating to upfront commission revenue for activations prior to July 1, 2010, and related chargebacks were settled.

•	The wireless service provider agreed to pay $141 million to the Company on or before July 30, 2010.

•
The Company and the wireless service provider agreed to enter into good faith negotiations in the third quarter of 2010 to modify the commission and chargeback provisions of our wireless reseller agreement.

•
Beginning on July 1, 2010, the wireless service provider was no longer obligated to pay future residual revenue amounts to the Company for a period of time for customers activated on or before June 30, 2010. For the first six months of 2010, these residual revenue amounts averaged approximately $9 million per quarter. Based on this average, we would receive no residual revenue payments from this wireless service provider for eight quarters beginning with the third quarter of 2010 under the terms of the settlement agreement.

The effects of the settlement agreement have been reflected in net sales and operating revenues in the consolidated financial statements for 2010.

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

Net Sales and Operating Revenues
Consolidated net sales increased 4.6% or $196.7 million to $4,472.7 million for the year ended December 31, 2010, compared with $4,276.0 million in 2009. This increase was primarily due to a comparable store sales increase of 4.4% in 2010. The increase in comparable store sales was driven primarily by increased sales in our wireless platform, but was partially offset by decreased sales in our accessory, modern home and personal electronics platforms.

Consolidated net sales and operating revenues for our two reportable segments and other sales are as follows:

	Year Ended December 31,
(In millions)	2010	2009	2008
U.S. RadioShack company-operated stores	$3,808.2	$3,650.9	$3,611.1
Kiosks	271.6	250.0	283.5
Other (1)	392.9	375.1	329.9
Consolidated net sales and operating revenues	$4,472.7	$4,276.0	$4,224.5

Consolidated net sales and operating revenues increase (decrease)	4.6%	1.2%	(0.6%)
Comparable store sales increase (decrease) (2)	4.4%	1.3%	(0.6%)

(1)	Net sales and operating revenues for 2010 and 2009 include the consolidation of our Mexican subsidiary.
(2)
Comparable store sales include the sales of U.S. and Mexico RadioShack company-operated stores as well as kiosks with more than 12 full months of recorded sales. Following their closure as Sprint-branded kiosks in August 2009, certain former Sprint-branded kiosk locations became multiple wireless carrier RadioShack-branded locations. At December 31, 2009, we managed and reported 111 of these locations as extensions of existing RadioShack company-operated stores located in the same shopping malls. For purposes of calculating our comparable store sales, we include sales from these locations for periods after they became extensions of existing RadioShack company-operated stores, but we do not include sales from these locations for periods while they were operated as Sprint-branded kiosks.

The following table provides a summary of our consolidated net sales and operating revenues by platform and as a percent of net sales and operating revenues. These consolidated platform sales include sales from our U.S. RadioShack company-operated stores and kiosks, as well as other sales.

	Consolidated Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2010		2009		2008
Wireless	$2,128.2	47.6%	$1,634.3	38.2%	$1,388.5	32.9%
Accessory (1)	858.2	19.2	1,036.3	24.2	1,140.0	27.0
Modern home	516.6	11.5	585.3	13.7	556.8	13.2
Personal electronics	412.5	9.2	463.6	10.9	565.4	13.4
Power	222.0	5.0	225.3	5.3	243.1	5.7
Technical	179.5	4.0	181.3	4.2	184.5	4.4
Service	130.3	2.9	114.5	2.7	93.8	2.2
Other sales (2)	25.4	0.6	35.4	0.8	52.4	1.2
Consolidated net sales and operating revenues	$4,472.7	100.0%	$4,276.0	100.0%	$4,224.5	100.0%

(1)
The sales decrease from 2009 to 2010 in the accessory platform includes a decrease in sales of digital converter boxes. Consolidated sales of converter boxes were $33.7 million and $170.1 million in 2010 and 2009, respectively.

(2)	Other sales include outside sales from repair services and outside sales of our global sourcing operations and domestic and overseas manufacturing facilities.

U.S. RadioShack Company-Operated Stores Segment

The following table provides a summary of our net sales and operating revenues by platform and as a percent of net sales and operating revenues for the U.S. RadioShack company-operated stores segment.

	Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2010		2009		2008
Wireless	$1,784.0	46.8%	$1,342.1	36.8%	$1,070.7	29.7%
Accessory	773.6	20.3	946.0	25.9	1,054.0	29.2
Modern home	421.3	11.1	489.8	13.4	483.7	13.4
Personal electronics	337.0	8.9	391.1	10.7	503.9	14.0
Power	198.9	5.2	204.7	5.6	227.3	6.3
Technical	164.6	4.3	167.3	4.6	170.9	4.7
Service	117.6	3.1	107.6	2.9	91.4	2.5
Other	11.2	0.3	2.3	0.1	9.2	0.2
Net sales and operating revenues	$3,808.2	100.0%	$3,650.9	100.0%	$3,611.1	100.0%

Sales in our wireless platform (includes postpaid and prepaid wireless handsets, commissions, residual income and communication devices such as scanners and GPS products) increased 32.9% in 2010. This sales increase was driven by increased sales in our Sprint and AT&T postpaid wireless business and increased sales of prepaid wireless handsets. These increases were partially offset by decreased sales of GPS products. The inclusion of T-Mobile as a postpaid wireless carrier increased sales for the first nine months of 2010; however, T-Mobile sales decreased in the fourth quarter, when compared to the same period last year.

Sales in our accessory platform (includes home entertainment, wireless, music, computer and video game accessories; media storage; power adapters; digital imaging products and headphones) decreased 18.2% in 2010. This sales decrease was primarily driven by decreased sales of digital converter boxes and television antennas, but was partially offset by increased sales of wireless accessories. Consolidated sales of converter boxes were $33.7 million and $170.1 million in 2010 and 2009, respectively. Converter box sales have decreased since the transition to digital television occurred in June 2009. We expect sales of converter boxes to be minimal in 2011.

Sales in our modern home platform (includes home audio and video end-products, personal computing products, and residential telephones) decreased 14.0% in 2010. This decrease was driven primarily by decreased sales of digital televisions and netbooks, but was partially offset by increased sales of laptops.

Sales in our personal electronics platform (includes digital cameras, digital music players, toys, satellite radios, video gaming hardware, camcorders, and general radios) decreased 13.8% in 2010. This decrease was driven by sales declines in substantially all categories in this platform.

Sales in our power platform (includes general and special purpose batteries and battery chargers) decreased 2.8% in 2010. This decrease was primarily driven by decreased sales of both general and special purpose batteries, but was partially offset by increased sales of battery chargers.

Sales in our technical platform (includes wire and cable, connectivity products, components and tools, and hobby products) decreased 1.6% in 2010. This decrease was driven by decreased sales of connectivity products.

Sales in our service platform (includes prepaid wireless airtime, extended service plans, and bill payment revenue) increased 9.3% in 2010. This increase was driven primarily by increased sales of prepaid wireless airtime.

Kiosks Segment

Kiosk sales consist primarily of handset sales, postpaid and prepaid commission revenue and related wireless accessory sales. Kiosk sales increased 8.6% or $21.6 million in 2010. This increase was driven primarily by new sales in our Target kiosks and increased sales in our Sam’s Club kiosks, but was partially offset by the closure of our Sprint-branded kiosk business. We closed our Sprint-branded kiosks in the third quarter of 2009.

As previously disclosed, in February 2009 we signed a contract extension with Sam’s Club through March 31, 2011, with a transition period ending June 30, 2011, to continue operating wireless kiosks in certain Sam’s Club stores. As of December 31, 2010, we operated 417 of these kiosks. Accordingly, this transition will begin on April 1, 2011, and conclude on June 30, 2011, with the assignment to Sam’s Club of all kiosks operated by the Company in Sam’s Club stores.

Other Sales

Other sales include sales to our independent dealers, outside sales through our service centers, sales generated by our www.radioshack.com website and our Mexican subsidiary, sales to commercial customers, and outside sales of our global sourcing operations and manufacturing. Other sales increased $17.8 million or 4.7% in 2010. This sales increase was driven primarily by increased sales at our Mexican subsidiary and increased sales to our independent dealers, but was partially offset by decreased sales from www.radioshack.com and our global sourcing and manufacturing operations. Our Mexican subsidiary accounted for less than 5% of consolidated net sales and operating revenues in 2010.

Gross Profit
Consolidated gross profit and gross margin are as follows:
	Year Ended December 31,
(In millions)	2010	2009	2008
Gross profit	$2,010.6	$1,962.5	$1,922.7
Gross profit increase (decrease)	2.5%	2.1%	(5.1%)

Gross margin	45.0%	45.9%	45.5%

Consolidated gross profit and gross margin for 2010 were $2,010.6 million and 45.0%, respectively, compared with $1,962.5 million and 45.9%, respectively, in 2009, resulting in a 2.5% increase in gross profit dollars and a 90 basis point decrease in our gross margin.

The increase in gross profit dollars was primarily due to increased sales, but was partially offset by decreased gross margin. Gross margin declined primarily due to a higher sales mix of lower margin wireless handsets and incremental promotional and clearance markdowns associated with seasonal sell-through and product transitions in non-wireless platforms.

Selling, General and Administrative Expense
Our consolidated SG&A expense increased 3.1% or $46.8 million in 2010. This represents a 50 basis point decrease as a percentage of net sales and operating revenues compared to 2009.

The table below summarizes the breakdown of various components of our consolidated SG&A expense and its related percentage of total net sales and operating revenues.

	Year Ended December 31,
	2010		2009		2008
	Dollars	% of Sales & Revenues	Dollars	% of Sales & Revenues	Dollars	% of Sales & Revenues

(In millions)
Compensation	$700.6	15.7%	$655.7	15.3%	$617.5	14.6%
Rent and occupancy	288.3	6.4	289.7	6.8	292.6	6.9
Advertising	206.1	4.6	193.0	4.5	214.5	5.1
Other taxes (excludes income taxes)	101.8	2.3	102.0	2.4	87.9	2.1
Utilities	54.7	1.2	55.3	1.3	58.7	1.4
Insurance	48.8	1.1	47.5	1.1	55.0	1.3
Credit card fees	35.6	0.8	37.7	0.9	37.7	0.9
Professional fees	21.4	0.5	23.9	0.6	23.7	0.6
Repairs and maintenance	20.2	0.5	22.3	0.5	19.5	0.5
Licenses	13.2	0.3	11.5	0.3	12.4	0.3
Printing, postage and office supplies	7.5	0.2	8.1	0.2	8.1	0.2
Matching contributions to savings plans	5.6	0.1	6.0	0.1	6.5	0.2
Recruiting, training & employee relations	5.7	0.1	6.0	0.1	7.5	0.2
Travel	5.4	0.1	4.6	0.1	5.4	0.1
Warranty and product repair	2.2	--	2.7	0.1	4.2	0.1
Other	37.6	0.9	41.9	1.0	58.6	1.2

	$1,554.7	34.8%	$1,507.9	35.3%	$1,509.8	35.7%

Compensation expense increased in dollars and as a percentage of net sales and operating revenues. This increase was driven by incentive compensation paid on increased wireless sales and the hiring of additional employees to support our Target kiosk locations.

Advertising expense was higher in 2010 primarily due to incremental advertising related to brand building in the second quarter of 2010.

Depreciation and Amortization
The table below provides a summary of our total depreciation and amortization by segment.
	Year Ended December 31,
(In millions)	2010	2009	2008
U.S. RadioShack company-operated stores	$45.4	$45.8	$52.9
Kiosks	2.3	3.2	5.8
Other	3.7	5.8	1.8
Unallocated	32.8	38.1	38.6
Total depreciation and amortization	$84.2	$92.9	$99.1

The table below provides an analysis of total depreciation and amortization.
	Year Ended December 31,
(In millions)	2010	2009	2008
Depreciation and amortization expense	$76.5	$83.7	$87.9
Depreciation and amortization included in cost of products sold	7.7	9.2	11.2
Total depreciation and amortization	$84.2	$92.9	$99.1

Total depreciation and amortization for 2010 declined $8.7 million or 9.4%. Our depreciation expense has been trending lower over the past five years due to our lower level of capital expenditures during this time compared with a higher level of capital expenditures in 2005 and prior years.

Impairment of Long-Lived Assets
Impairment of long-lived assets was $4.0 million and $1.5 million in 2010 and 2009, respectively. In 2010, this amount was related primarily to underperforming U.S. RadioShack company-operated stores and certain test store formats. In 2009, these amounts were related primarily to underperforming U.S. RadioShack company-operated stores and kiosk locations.

Net Interest Expense
Consolidated net interest expense, which is interest expense net of interest income, was $ 39.3 million in both 2010 and 2009.

In 2010, interest expense primarily consisted of interest paid at the stated coupon rate on our outstanding notes, the non-cash amortization of the discount on our convertible notes, cash received on our interest rate swaps, and the non-cash change in fair value of our interest rate swaps. Interest expense decreased $2.2 million in 2010. This decrease was primarily driven by the reduced principal balance of our long-term notes due in May 2011 resulting from the September 2009 repurchase of $43.2 million of the principal amount of our notes and increased payments received on our interest rate swap contracts during 2010. Non-cash interest expense was $15.2 million in 2010 compared with $13.7 million in 2009.

Interest income decreased $2.2 million in 2010. This decrease was primarily due to lower average cash balances in the second half of 2010.

Income Tax Expense
Our effective tax rate for 2010 was 38.7%, compared with 37.6% for 2009. The 2010 effective tax rate was affected by the net reversal of approximately $1.2 million in previously unrecognized tax benefits, deferred tax assets and accrued interest due to the effective settlement of state income tax matters during the period. These discrete items lowered the effective tax rate by 0.4 percentage points.

The 2009 effective tax rate was affected by the net reversal of approximately $6.1 million in previously unrecognized tax benefits, deferred tax assets and accrued interest due to the effective settlement of state income tax matters during the period. These discrete items lowered the effective tax rate by 1.9 percentage points.

2009 COMPARED WITH 2008

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

U.S. RadioShack Company-Operated Stores Segment

Sales in our wireless platform increased 25.3% in 2009. This sales increase was driven by increased sales in our Sprint postpaid wireless business, the addition of T-Mobile as a postpaid wireless carrier, and increased sales of prepaid wireless handsets. These increases were partially offset by decreased sales of GPS products.

Sales in our accessory platform decreased 10.2% in 2009. This sales decrease was primarily driven by decreased sales in digital-to-analog converter boxes, wireless accessories, imaging accessories, and media storage, but was partially offset by increased sales of television antennas. Consolidated sales of converter boxes were $170.1 million and $204.8 million in 2009 and 2008, respectively. The decrease in converter box sales occurred in the second half of the year after the transition to digital television occurred in June 2009.

Sales in our modern home platform increased 1.3% in 2009. In this platform we recorded sales gains in netbooks, digital televisions, and VoIP products, which were substantially offset by sales declines in laptops, residential telephones, and DVD players.

Sales in our personal electronics platform decreased 22.4% in 2009. This decrease was driven primarily by sales declines in digital cameras, digital music players, video game consoles, satellite radios, and toys.

Sales in our power platform decreased 9.9% in 2009. This decrease was primarily driven by decreased sales of both general and special purpose batteries. Our sales performance in this platform was negatively affected by the disruption during the transition process of the assortment to our Enercell brand.

Sales in our technical platform decreased 2.1% in 2009. We recorded an increase in sales of wire and cable products, which was more than offset by decreased sales across most of the other product categories in this platform.

Sales in our service platform increased 17.7% in 2009. This increase was driven primarily by increased sales of prepaid wireless airtime and extended service plans.

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

Other Sales
Other sales increased $45.2 million or 13.7% in 2009. This sales increase was primarily attributable to the consolidation of our Mexican subsidiary for all of 2009, but was partially offset by decreased sales to our independent dealers. Our Mexican subsidiary accounted for less than 5% of consolidated net sales and operating revenues in 2009.

Gross Profit
Consolidated gross profit and gross margin for 2009 were $1,962.5 million and 45.9%, respectively, compared with $1,922.7 million and 45.5% in 2008, resulting in a 2.1% increase in gross profit dollars and a 40 basis point increase in our gross margin.

The improvement in gross margin was partially driven by improved product mix, combined with fewer markdowns as a result of more effective promotional productivity, inventory management and higher sell-through of seasonal products.

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

Total rent and occupancy expense decreased from 2008. This decrease was primarily driven by reduced rent related to our amended headquarters lease and the closing of our Sprint-branded kiosks. These decreases were partially offset by the consolidation of our Mexican subsidiary for all of 2009.

Advertising expense decreased in 2009 primarily due to reduced spending in the second quarter of the year. While our advertising expense in the second half of the year was consistent with the same period last year, we shifted a significant portion of our advertising expenditures from product specific promotional activities to building awareness of our new brand creative platform, The Shack®.

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

Depreciation and Amortization
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

Other Loss
During 2009 we recorded other loss of $1.6 million compared with other loss of $2.4 million in 2008. The 2009 loss was recognized in conjunction with the repurchase of a portion of our 2011 Notes. The 2008 loss represented losses related to our derivative exposure to Sirius XM Radio, Inc. warrants as a result of our fair value measurements of these warrants. At December 31, 2008, the fair value of these warrants was zero, and these warrants expired in the first quarter of 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Operating Activities: Cash provided by operating activities in 2010 was $155.0 million, compared with $245.8 million in 2009. Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and working capital components. Cash provided by net income plus non-cash adjustments to net income was $343.9 million and $333.7 million in 2010 and 2009, respectively. Cash used in working capital components was $188.9 million and $87.9 million in 2010 and 2009, respectively. Our cash used in working capital components in 2010 was driven by higher accounts receivable and inventory balances to support our increased wireless business and our Target kiosk expansion. Cash used in working capital components in 2010 was also driven by lower accrued expenses and current liabilities related to insurance, legal reserves and compensation.

Investing Activities: Cash used in investing activities was $80.0 million and $80.8 million in 2010 and 2009, respectively. Capital expenditures of $80.1 million in 2010 were consistent with last year. Capital expenditures primarily related to information system projects, Target Mobile kiosks, and our U.S. RadioShack company-operated stores.

Financing Activities: Net cash used in financing activities was $413.8 million in 2010 compared with $71.6 million in 2009. This increase was primarily driven by the repurchase of $398.8 million of our common stock in 2010 under our share repurchase program, compared with no repurchases in 2009.

Free Cash Flow: Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $48.4 million in 2010, $133.5 million in 2009, and $157.7 million in 2008. The decrease in free cash flow for 2010 was attributable to decreased cash flow from operating activities as described above.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which was $155.0 million in 2010, $245.8 million in 2009, and $274.6 million in 2008. We do not intend for the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP, nor do we intend to imply that free cash flow represents cash flow available for discretionary expenditures.

The following table is a reconciliation of cash flows from operating activities to free cash flow.
	Year Ended December 31,
(In millions)	2010	2009	2008
Net cash provided by operating activities	$155.0	$245.8	$274.6
Less:
Additions to property, plant and equipment	80.1	81.0	85.6
Dividends paid	26.5	31.3	31.3

Free cash flow	$48.4	$133.5	$157.7

SOURCES OF LIQUIDITY
As of December 31, 2010, we had $569.4 million in cash and cash equivalents. We believe that our cash flows from operations and available cash and cash equivalents will adequately fund our operations, our capital expenditures, and our maturing debt obligations. Additionally, we had a credit facility of $325 million.

On January 4, 2011, we terminated this credit facility and entered into a new five-year, $450 million revolving credit agreement (“2016 Credit Facility”) with a group of lenders with Bank of America, N.A., as administrative agent.

As a condition of the 2016 Credit Facility, we were required to eliminate the restrictive covenants associated with our long-term notes due May 15, 2011 (as further defined below, the “2011 Notes”). On January 4, 2011, we transferred $318.1 million to the trustee for the 2011 Notes that will be used to pay principal and interest amounts due upon redemption of these notes. In connection with the deposit of these funds, the trustee acknowledged the satisfaction and discharge of the indenture as to the 2011 Notes, which had the effect of eliminating the restrictive covenants referred to above. This redemption is currently scheduled to take place on March 4, 2011. Any amounts remaining with the trustee after the redemption of the 2011 Notes will be returned to us.

The table below lists our credit commitments from various financial institutions at December 31, 2010.

(In millions)	Commitment Expiration per Period
Credit Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Lines of credit (1)	$325.0	$325.0	$--	$--	$--
Standby letters of credit	--	--	--	--	--
Total commercial commitments	$325.0	$325.0	$--	$--	$--

(1)	On January 4, 2011, we replaced this credit facility with a new five-year, $450 million credit facility. See the “Available Financing” section below for more information.

Available Financing: As of December 31, 2010, we had $292.3 million in borrowing capacity available under our existing credit facility. We did not borrow under this facility during 2010, but we did arrange for the issuance of standby letters of credit totaling $32.7 million under the facility. This credit facility had customary terms and covenants, and we were in compliance with these covenants at December 31, 2010. The facility was scheduled to expire in May of 2011.

The 2016 Credit Facility expires on January 4, 2016. The new facility may be used for general corporate purposes and the issuance of letters of credit. The new facility is secured by substantially all of the Company’s inventory, accounts receivable, cash and cash equivalents, and certain other personal property.

Borrowings under the 2016 Credit Facility are subject to a borrowing base of certain secured assets and bear interest, at our option, at a bank’s prime rate plus 1.25% to 1.75% or LIBOR plus 2.25% to 2.75%. The applicable rates in these ranges are based on the aggregate average availability under the facility.

The 2016 Credit Facility also contains a $150 million sub-limit for the issuance of standby and commercial letters of credit. Issued letters of credit will reduce the amount available under the facility. Letter of credit fees are 2.25%

to 2.75% for standby letters of credit or 1.125% to 1.375% for commercial letters of credit.

We pay commitment fees to the lenders at an annual rate of 0.50% of the unused amount of the facility. No borrowings, other than the issuance of letters of credit totaling $32.8 million as of February 15, 2011, have been made under the 2016 Credit Facility.

The 2016 Credit Facility contains affirmative and negative covenants that, among other things, restrict certain payments, including dividends and share repurchases. Also, we will be subject to a minimum consolidated fixed charge coverage ratio if our unused amount under the facility is less than the greater of 12.5% of the maximum borrowing amount and $45.0 million.

We are generally free to pay dividends and repurchase shares as long as the current and projected unused amount under the facility is greater than 17.5% of the maximum borrowing amount and the minimum consolidated fixed charge coverage ratio is maintained. We may pay dividends and repurchase shares without regard to the Company's consolidated fixed charge coverage ratio as long as the current and projected unused amount under the facility is greater than 75% of the maximum borrowing amount and cash on hand is used for the dividends or share repurchases.

CASH REQUIREMENTS

Capital Expenditures: We anticipate that our capital expenditure requirements for 2011 will range from $100 million to $125 million. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and a discretionary amount related to our strategic initiatives. The base level of capital expenditures required to support our operations ranges from $40 million to $60 million. The remaining amount of anticipated capital expenditures relates to strategic initiatives as reflected in our annual plan. These capital expenditures are discretionary and, therefore, may not be spent if we decide not to pursue one or more of our strategic initiatives. U.S. RadioShack company-operated store remodels and relocations, Target kiosks, and information systems projects will account for the majority of our anticipated 2011 capital expenditures. Cash and cash equivalents and cash generated from operating activities will be used to fund future capital expenditure needs.

Seasonal Inventory Buildup: Typically, our annual cash requirements for pre-seasonal inventory buildup range between $150 million and $250 million. The funding required for this buildup comes primarily from cash on hand and cash generated from net sales and operating revenues. Additionally, our 2016 Credit Facility could be utilized to fund the inventory buildup.

Contractual Obligations
The table below contains our known contractual commitments as of December 31, 2010.

(In millions)	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-term debt obligations (1)	$682.8	$306.8	$375.0	$1.0	$--
Interest obligations	32.7	17.8	14.9	--	--
Operating lease obligations (2)	562.9	196.7	233.8	99.2	33.2
Purchase obligations (3)	291.8	268.4	19.4	4.0	--
Other long-term liabilities reflected on the balance sheet (4)	93.0		27.6	6.5	22.3
Total	$1,663.2	$789.7	$670.7	$110.7	$55.5

(1)
For more information regarding long-term debt, refer to Note 5 – “Indebtedness and Borrowing Facilities” of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(2)
For more information regarding lease commitments, refer to Note 13 – “Commitments and Contingencies” of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(3)	Purchase obligations include our product commitments, marketing agreements and freight commitments.
(4)
Includes a $36.6 million liability for unrecognized tax benefits. We are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time; therefore, the related balances have not been reflected in the ‘‘Payments Due by Period’’ section of the table.

2013 Convertible Notes: In August 2008, we issued $375 million principal amount of convertible senior notes due August 1, 2013 (the “2013 Convertible Notes”), in a private offering. Each $1,000 of principal of the 2013 Convertible Notes is initially convertible, under certain circumstances, into 41.2414 shares of our common stock (or a total of approximately 15.5 million shares), which is the equivalent of $24.25 per share, subject to adjustment upon the occurrence of specified events set forth under terms of the 2013 Convertible Notes. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, (the “excess conversion value”) may be paid in cash or in stock, at our option. Holders may convert their 2013 Convertible Notes into common stock on the net settlement basis described above at any time from May 1, 2013, until the close of business on July 29, 2013, or if, and only if, one of the following conditions has been met:

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

The 2013 Convertible Notes were not convertible at the holders' option at any time during 2010 or 2009.

Holders who convert their 2013 Convertible Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or delisting, the holders of the 2013 Convertible Notes may require us to repurchase for cash all or any portion of their 2013 Convertible Notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any. As of December 31, 2010, none of the conditions allowing holders of the 2013 Convertible Notes to convert or requiring us to repurchase the 2013 Convertible Notes had been met.

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

The net proceeds retained by RadioShack as a result of the issuance of the 2013 Convertible Notes, the purchase of the Convertible Note Hedges, and the proceeds received from the issuance of the Warrants were approximately $319.2 million. We completed these transactions to secure a source of liquidity prior to the June 2009 expiration of our $300 million credit facility. On September 11, 2008, we terminated this credit facility.

For a more detailed description of the 2013 Convertible Notes, Convertible Note Hedges and Warrants, please see Note 5 – “Indebtedness and Borrowing Facilities” and Note 6 – “Stockholders’ Equity” in the Notes to Consolidated Financial Statements.

Long-Term Notes: On May 11, 2001, we issued $350 million of 10-year 7.375% notes due May 15, 2011, (the “2011 Notes”) in a private offering to qualified institutional buyers under SEC Rule 144A. In August 2001, under the terms of an exchange offering filed with the SEC, we exchanged substantially all of these notes for a similar amount of publicly registered notes. The exchange resulted in substantially all of the notes becoming registered with the SEC and did not result in additional debt being issued. The annual interest rate on the notes is 7.375% per annum with interest payable on November 15 and May 15 of each year. The notes contain certain non-financial covenants.

In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100 million and $50 million, respectively, and both with maturities in May 2011. Our counterparty for these swaps is Citigroup. These swaps effectively convert a portion of our long-term fixed rate debt to a variable rate. For more information regarding our interest rate swaps, refer to Note 11 – “Derivative Financial Instruments” in the Notes to Consolidated Financial Statements.

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

On January 4, 2011, we announced our intention to redeem any and all outstanding 2011 Notes on March 4, 2011. See Note 15 - “Subsequent Events” in the Notes to Consolidated Financial Statements for more information.

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

Following an announcement by CompUSA in February 2007 of its intention to close as many as 126 stores and an announcement in December 2007 that it had been acquired by Gordon Brothers Group, CompUSA’s stores ceased operations in January 2008. We may be responsible for rent due on a portion of the leases that relate to the closed stores. As of February 3, 2011, we had been named as a defendant in a total of 13 lawsuits from lessors seeking payment from us, 12 of which have been resolved.

Based on all available information pertaining to the status of these lawsuits, and after applying the Financial Accounting Standards Board’s (“FASB”) guidance on accounting for contingencies, the balance of our accrual for these obligations was $2.4 million and $6.2 million at December 31, 2010 and 2009, respectively. We will continue to monitor this situation for new information on outstanding litigation and settlements, but we do not consider the amounts of these obligations, both individually and in the aggregate, to be material to our results of operations or financial position.

Capitalization
The following table sets forth information about our capitalization on the dates indicated.
	December 31,
	2010		2009
(Dollars in millions)	Dollars	% of Total Capitalization	Dollars	% of Total Capitalization
Short-term debt	$308.0	20.8%	$--	--%
Long-term debt	331.8	22.4	627.8	37.5
Total debt	639.8	43.2	627.8	37.5
Stockholders’ equity	842.5	56.8	1,048.3	62.5
Total capitalization	$1,482.3	100.0%	$1,676.1	100.0%

Our debt-to-total capitalization ratio increased in 2010 from 2009, primarily due to the repurchase of $398.8 million of our common stock in 2010.

Dividends: We have paid common stock cash dividends for 24 consecutive years. On November 4, 2010, our Board of Directors declared an annual dividend of $0.25 per share. The dividend was paid on December 16, 2010, to stockholders of record on November 26, 2010. The dividend payment of $26.5 million was funded from cash on hand.

Share Repurchases: In July 2008, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $200 million of our common stock. During the third quarter of 2008, we repurchased 6.0 million shares or $110.0 million of our common stock under this program. As of December 31, 2008, $90.0 million was available for share repurchases under this program.

In August 2009, our Board of Directors approved a $200 million increase in this share repurchase program. As of December 31, 2009, $290 million of the total authorized amount was available for share repurchases under this program.

In August 2010, our Board of Directors approved an increase in this share repurchase program from $400 million to $610 million, with $500 million available for share repurchases under this program. In November 2010, we completed a $300 million accelerated share repurchase (“ASR”) program that we entered into in August 2010, which is further discussed below. We repurchased 14.9 million shares under the ASR program. In addition, after the conclusion of the ASR program, we repurchased $98.6 million worth of shares in the open market, representing 4.9 million shares. As of December 31, 2010, $101.4 million of the total authorized amount was available for share repurchases under this program.

Accelerated Share Repurchase Program: As mentioned above, in August 2010, we entered into an accelerated share repurchase program with two investment banks to repurchase shares of our common stock under our approved share repurchase program. On August 24, 2010, we paid $300 million to the investment banks in exchange for an initial delivery of 11.7 million shares to us. At the conclusion of the ASR program, we received an additional 3.2 million shares. The 14.9 million shares delivered to us were based on the average daily volume weighted average price of our common stock over a period beginning immediately after the effective date of the ASR agreements and ending on November 2, 2010.

Treasury Stock Retirement: In December 2010, our Board of Directors approved the retirement of 45.0 million shares of our common stock held as treasury stock. These shares returned to the status of authorized and unissued.

OFF-BALANCE SHEET ARRANGEMENTS
Other than the operating leases described above, we do not have any off-balance sheet financing arrangements, transactions, or special purpose entities.

INFLATION
With the exception of increased energy costs in the first half of 2008, inflation has not significantly affected us over the past three years. We do not expect inflation to have a significant effect on our operations in the foreseeable future.

OTHER MATTERS
Separate from our wireless service provider settlement agreement in July 2010, we notified T-Mobile that they had breached their agreement with us. Under the agreement, T-Mobile has until March 21, 2011, to cure the breaches. In the event that T-Mobile is unable to cure the breaches, we have the right to terminate the agreement. The outcome of this action is uncertain and the ultimate resolution of this matter could have a material adverse effect on our results of operations, financial condition and business operations.

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

Judgments and uncertainties involved in the estimate

Our revenue recognition accounting methodology requires us to make certain judgments regarding the estimate of future sales returns and wireless service deactivations. Our estimates for product refunds and returns, wireless service deactivations and commission revenue adjustments are based on historical information pertaining to these items. Based on our extensive history in selling activated wireless telephone handsets, we have been able to establish reliable estimates for wireless service deactivations. However, our estimates for wireless service deactivations can be affected by certain characteristics of and decisions made by our service providers. These factors include changes in the quality of their customer service, the quality and performance of their networks, their rate plan offerings, their policies regarding extensions of customer credit, and their wireless telephone handset product offerings. These factors add uncertainty to our estimates.

Effect if actual results differ from assumptions

We have not made any material changes in the methodology used to estimate sales returns or wireless service deactivations during the past three fiscal years. We continue to update our estimate for wireless service deactivations to reflect the most recently available information regarding the characteristics of and decisions made by our service providers discussed above. If actual results differ from our estimates due to these or various other factors, the amount of revenue recorded could be materially affected. A 10% difference in our reserves for the estimates noted above would have affected net sales and operating revenues by approximately $3.3 million in 2010.

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

Estimation of Reserves and Valuation Allowances for Self-Insurance, Income Taxes, and Litigation Contingencies

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

Effect if actual results differ from assumptions

We have not made any material changes in the methodology used to estimate our insurance reserves during the past three fiscal years, and we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions for these items. However, a 10% change in our insurance reserves at December 31, 2010, would have affected net income by approximately $4.3 million. As of December 31, 2010, actual losses had not exceeded our expectations. Additionally, for claims that exceed our deductible amount, we record a gross liability and corresponding receivable representing expected recoveries, since we are not legally relieved of our obligation to the claimant.

Although we believe that our insurance, tax and legal reserves are based on reasonable judgments and estimates, actual results could differ, which may expose us to material gains or losses in future periods. These actual results could materially affect our effective tax rate, earnings, deferred tax balances and cash flows in the period of resolution.

Valuation of Long-Lived Assets and Intangibles, including Goodwill

Description

Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable, such as insufficient cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. The carrying amount is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable, we recognize an impairment loss equal to the amount by which the carrying amount exceeds fair value. We estimate fair value based on projected future discounted cash flows. Impairment losses, if any, are recorded in the period in which the impairment occurs. The carrying value of the asset is adjusted to the new carrying value, and any subsequent increases in fair value are not recorded. Additionally, if it is determined that the estimated remaining useful life of the asset should be decreased, the periodic depreciation expense is adjusted based on the new existing carrying value of the asset and the new remaining useful life. Our policy is to evaluate long-lived assets for impairment at a store level for retail operations.

We have acquired goodwill and other separately identifiable intangible assets related to business acquisitions. The original valuation of these intangible assets is based on estimates of future profitability, cash flows and other judgmental factors. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We review our goodwill and other intangible asset balances on an annual basis, during the fourth quarter, and whenever events or changes in circumstances indicate the carrying value of a reporting unit or an intangible asset might exceed their fair value. If the carrying amount of an intangible asset or a reporting unit exceeds its fair value, we recognize an impairment loss for this difference.

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

The total value of our goodwill and intangible assets at December 31, 2010, was $41.9 million. Of this amount, $37.8 million related to goodwill from the purchase of RadioShack de Mexico. Based on our most recent review of goodwill impairment, we noted that the fair values of our reporting units were substantially greater than their carrying values.

Stock-Based Compensation

Description

We have historically granted certain stock-based awards to employees and directors in the form of non-qualified stock options, incentive stock options, restricted stock and deferred stock units. See Note 2 - “Summary of Significant Accounting Policies” and Note 7 - “Stock-Based Incentive Plans” in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a more complete discussion of our stock-based compensation programs.

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

Effect if actual results differ from assumptions

We have not made any material changes in the accounting methodologies used to record stock-based compensation during the past three years. While the assumptions that we develop are based on our best expectations, they involve inherent uncertainties based on market conditions and employee behavior that are outside of our control. If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. Additionally, if actual employee forfeitures significantly differ from our estimated forfeitures, we may have an adjustment to our financial statements in future periods. A 10% change in our stock-based compensation expense in 2010 would have affected our net income by approximately $1.0 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS
Matters discussed in our MD&A and in other parts of this Annual Report on Form 10-K include forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements are statements that are not historical and may be identified by the use of words such as “expect,” “believe,” “anticipate,” “estimate,” “intend,” “potential” or similar words. These matters include statements concerning management’s plans and objectives relating to our operations or economic performance and related assumptions. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2010, the only derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks were interest rate swaps, which serve as an economic hedge on our long-term debt. We do not use derivatives for speculative purposes. Refer to Note 11 – “Derivative Financial Instruments” in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our net investment position at December 31, 2010, of $312.1 million, consisting of fluctuating short-term investments of $462.1 million and offset by $150 million of indebtedness which, because of our interest rate swaps, effectively bears interest at short-term floating rates. A hypothetical change of 100 basis points in the interest rate applicable to this floating-rate net exposure would result in a change in annual net interest expense of $3.1 million and an approximate $0.4 million change to the fair value of our interest rate swaps, which would also affect net interest expense. This hypothesis assumes no change in the principal or investment balance.

We have market risk arising from changes in foreign currency exchange rates related to our purchase of inventory from manufacturers located in China and other areas outside of the U.S. Our purchases are denominated in U.S. dollars; however, the strengthening of the Chinese currency, or other currencies, against the U.S. dollar could cause our vendors to increase the prices of items we purchase from them. It is not possible to estimate the effect of foreign currency exchange rate changes on our purchases of this inventory. We are also exposed to foreign currency fluctuations related to our Mexican subsidiary, which accounted for less than 5% of consolidated net sales and operating revenues in 2010.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Index to our Consolidated Financial Statements is found on page 40. Our Consolidated Financial Statements and Notes to Consolidated Financial Statements follow the index.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
We have established a system of disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this annual report. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO.

Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We will file a definitive proxy statement with the SEC on or about April 20, 2011. The information called for by this Item with respect to directors and the Audit and Compliance Committee of the Board of Directors is incorporated by reference from the Proxy Statement for the 2011 Annual Meeting under the headings “Item 1 - Election of Directors” and “Meetings and Committees of the Board.” For information relating to our Executive Officers, see Part I of this Annual Report on Form 10-K. The Section 16(a) reporting information is incorporated by reference from the Proxy Statement for the 2011 Annual Meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our Financial Code of Ethics is incorporated by reference from the Proxy Statement for the 2011 Annual Meeting under the heading “Corporate Governance – Code of Conduct and Financial Code of Ethics.”

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this Item with respect to executive compensation is incorporated by reference from the Proxy Statement for the 2011 Annual Meeting under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Non-Employee Director Compensation,” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the Proxy Statement for the 2011 Annual Meeting under the heading “Ownership of Securities.”

EQUITY COMPENSATION PLANS
The following table provides a summary of information as of December 31, 2010, relating to our equity compensation plans in which our common stock is authorized for issuance.

Equity Compensation Plan Information
(Share amounts in thousands)	(a) Number of shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders (1)	4,593	(2)	$14.22	10,500	(3)
Equity compensation plans not approved by shareholders (4)	4,589		$20.35	--
Total	9,182		$17.52	10,500

(1)
Includes the 1997 Incentive Stock Plan (“ISP”), the 2001 ISP, the 2004 Deferred Stock Unit Plan for Non-Employee Directors, the 2007 Restricted Stock Plan (“RSP”), and the 2009 ISP. Refer to Note 7 - “Stock-Based Incentive Plans” of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information. The 1997 ISP expired on February 27, 2007, and no further grants may be made under this plan. The 2001 ISP and the 2007 RSP terminated upon shareholder approval of the 2009 ISP on May 21, 2009. No further grants may be made under the 2001 ISP or the 2007 RSP.

(2)	This amount includes approximately 454,000 shares of restricted stock and approximately 211,000 deferred stock units.
(3)	This amount includes approximately 705,000 deferred stock units.
(4)
Includes the 1999 ISP and options granted as an inducement grant in connection with our Chief Executive Officer’s employment with RadioShack in the third quarter of 2006. Refer to Note 7 - “Stock-Based Incentive Plans” in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information concerning the 1999 ISP and the third quarter 2006 inducement grant. The 1999 ISP expired on February 23, 2009, and no further grants may be made under this plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item with respect to certain relationships and transactions with management and others is incorporated by reference from the Proxy Statement for the 2011 Annual Meeting under the heading Corporate Governance - Director Independence and - Review and Approval of Transactions with Related Persons.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this Item with respect to principal accounting fees and services is incorporated by reference from the Proxy Statement for the 2011 Annual Meeting under the headings Item 2 - Ratification of the Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm - Fees and Services of the Independent Registered Public Accounting Firm and - Policy for Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Annual Report on

Form 10-K.

1)	The financial statements listed in the "Index to Consolidated Financial Statements" on page 40.

2)	None

3)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as part of this report is set forth in the Index to Exhibits beginning on page 70, which immediately precedes such exhibits.

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

RADIOSHACK CORPORATION

February 22, 2011	By:	/s/ Julian C. Day
Julian C. Day
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of RadioShack Corporation and in the capacities indicated on this 22nd day of February, 2011.

Signature	Title

/s/ Julian C. Day	Chairman of the Board and Chief Executive Officer
Julian C. Day	(Principal Executive Officer)

/s/ James F. Gooch	President and Chief Financial Officer
James F. Gooch	(Principal Financial Officer)

/s/ Martin O. Moad	Vice President and Controller
Martin O. Moad	(Principal Accounting Officer)

/s/ Frank J. Belatti	Director	/s/ Jack L. Messman	Director
Frank J. Belatti		Jack L. Messman

/s/ Daniel R. Feehan	Director	/s/ Thomas G. Plaskett	Director
Daniel R. Feehan		Thomas G. Plaskett

/s/ H. Eugene Lockhart	Director	/s/ Edwina D. Woodbury	Director
H. Eugene Lockhart		Edwina D. Woodbury

RADIOSHACK CORPORATION

All financial statement schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RadioShack Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RadioShack Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
February 22, 2011

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31,
	2010		2009		2008
		% of		% of		% of
(In millions, except per share amounts)	Dollars	Revenues	Dollars	Revenues	Dollars	Revenues
Net sales and operating revenues	$4,472.7	100.0%	$4,276.0	100.0%	$4,224.5	100.0%
Cost of products sold (includes depreciation amounts of $7.7 million, $9.2 million and $11.2 million, respectively)	2,462.1	55.0	2,313.5	54.1	2,301.8	54.5
Gross profit	2,010.6	45.0	1,962.5	45.9	1,922.7	45.5

Operating expenses:
Selling, general and administrative	1,554.7	34.8	1,507.9	35.3	1,509.8	35.7
Depreciation and amortization	76.5	1.7	83.7	2.0	87.9	2.1
Impairment of long-lived assets	4.0	0.1	1.5	--	2.8	0.1
Total operating expenses	1,635.2	36.6	1,593.1	37.3	1,600.5	37.9

Operating income	375.4	8.4	369.4	8.6	322.2	7.6

Interest income	2.6	--	4.8	0.1	14.6	0.3
Interest expense	(41.9)	(0.9)	(44.1)	(1.0)	(34.9)	(0.8)
Other loss	--	--	(1.6)	--	(2.4)	--

Income before income taxes	336.1	7.5	328.5	7.7	299.5	7.1
Income tax expense	130.0	2.9	123.5	2.9	110.1	2.6

Net income	$206.1	4.6%	$205.0	4.8%	$189.4	4.5%

Net income per share:

Basic	$1.71		$1.63		$1.47

Diluted:	$1.68		$1.63		$1.47

Shares used in computing net income per share:

Basic	120.5		125.4		129.0

Diluted	122.7		126.1		129.1

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(In millions, except for share amounts)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$569.4	$908.2
Accounts and notes receivable, net	377.5	322.5
Inventories	723.7	670.6
Other current assets	108.1	114.4
Total current assets	1,778.7	2,015.7

Property, plant and equipment, net	274.3	282.3
Goodwill, net	41.2	38.9
Other assets, net	81.2	92.4
Total assets	$2,175.4	$2,429.3

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$308.0	$--
Accounts payable	272.4	262.9
Accrued expenses and other current liabilities	318.0	360.7
Income taxes payable	9.7	30.9
Total current liabilities	908.1	654.5

Long-term debt, excluding current maturities	331.8	627.8
Other non-current liabilities	93.0	98.7
Total liabilities	1,332.9	1,381.0

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 146,033,000 and 191,033,000 shares issued, respectively	146.0	191.0
Additional paid-in capital	147.3	161.8
Retained earnings	1,502.5	2,323.9
Treasury stock, at cost; 40,260,000 and 65,806,000 shares, respectively	(949.0)	(1,621.9)
Accumulated other comprehensive loss	(4.3)	(6.5)
Total stockholders’ equity	842.5	1,048.3
Total liabilities and stockholders’ equity	$2,175.4	$2,429.3

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2010	2009	2008
Cash flows from operating activities:
Net income	$206.1	$205.0	$189.4
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	84.2	92.9	99.1
Amortization of discount on convertible notes	15.0	13.8	5.0
Impairment of long-lived assets	4.0	1.5	2.8
Stock-based compensation	9.9	12.1	12.8
Deferred income taxes	12.0	7.6	11.7
Other non-cash items	12.7	0.8	18.7
Changes in operating assets and liabilities:
Accounts and notes receivable	(39.9)	(79.6)	15.2
Inventories	(60.4)	(34.7)	93.6
Other current assets	(3.6)	(2.8)	(8.7)
Accounts payable, accrued expenses, income taxes payable and other	(85.0)	29.2	(165.0)
Net cash provided by operating activities	155.0	245.8	274.6

Cash flows from investing activities:
Additions to property, plant and equipment	(80.1)	(81.0)	(85.6)
Acquisition of Mexican subsidiary, net of cash acquired	--	(0.2)	(42.0)
Other investing activities	0.1	0.4	3.3
Net cash used in investing activities	(80.0)	(80.8)	(124.3)

Cash flows from financing activities:
Purchases of treasury stock	(398.8)	--	(111.3)
Payments of dividends	(26.5)	(31.3)	(31.3)
Changes in cash overdrafts	7.5	2.2	(16.8)
Proceeds from exercise of stock options	4.0	0.7	--
Repayments of borrowings	--	(43.2)	(5.0)
Issuance of convertible notes	--	--	375.0
Convertible notes issuance costs	--	--	(9.4)
Purchase of convertible notes hedges	--	--	(86.3)
Sale of common stock warrants	--	--	39.9
Net cash (used in) provided by financing activities	(413.8)	(71.6)	154.8

Net (decrease) increase in cash and cash equivalents	(338.8)	93.4	305.1
Cash and cash equivalents, beginning of period	908.2	814.8	509.7
Cash and cash equivalents, end of period	$569.4	$908.2	$814.8

Supplemental cash flow information:
Interest paid	$26.6	$30.3	$26.5
Income taxes paid	136.7	122.4	123.2

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Shares at December 31,			Dollars at December 31,
(In millions)	2010	2009	2008	2010	2009	2008
Common stock
Beginning of year	191.0	191.0	191.0	$191.0	$191.0	$191.0
Retirement of treasury stock	(45.0)	--	--	(45.0)	--	--
Beginning and end of year	146.0	191.0	191.0	$146.0	$191.0	$191.0

Treasury stock
Beginning of year	(65.8)	(65.9)	(59.9)	$(1,621.9)	$(1,625.9)	$(1,516.5)
Purchase of treasury stock	(19.8)	--	(6.1)	(398.8)	--	(111.3)
Issuance of common stock	0.1	0.1	0.1	2.7	3.1	1.9
Retirement of treasury stock	45.0	--	--	1,063.9	--	--
Exercise of stock options	0.2	--	--	5.1	0.9	--
End of year	(40.3)	(65.8)	(65.9)	$(949.0)	$(1,621.9)	$(1,625.9)

Additional paid-in capital
Beginning of year				$161.8	$152.5	$108.4
Issuance of common stock				(4.4)	(1.7)	(1.3)
Exercise of stock options				(1.9)	(0.2)	--
Stock-based compensation				9.6	11.2	11.7
Retirement of treasury stock				(17.8)	--	--
Conversion option of convertible notes				--	--	76.9
Purchase of convertible notes hedges				--	--	(86.3)
Tax benefit from purchase of convertible notes hedges				--	--	3.2
Sale of common stock warrants				--	--	39.9
End of year				$147.3	$161.8	$152.5

Retained earnings
Beginning of year				$2,323.9	$2,150.2	$1,992.1
Net income				206.1	205.0	189.4
Retirement of treasury stock				(1,001.0)	--	--
Cash dividends declared				(26.5)	(31.3)	(31.3)
End of year				$1,502.5	$2,323.9	$2,150.2

Accumulated other comprehensive loss
Beginning of year				$(6.5)	$(7.0)	$(5.3)
Other comprehensive income (loss)				2.2	0.5	(1.7)
End of year				$(4.3)	$(6.5)	$(7.0)

Total stockholders' equity				$842.5	$1,048.3	$860.8

Comprehensive income
Net income				$206.1	$205.0	$189.4
Other comprehensive income (loss), all net of tax:
Foreign currency translation adjustments				2.4	1.1	(2.5)
Pension adjustments				(0.2)	(0.5)	0.8
Amortization of gain on cash flow hedge				--	(0.1)	--
Other comprehensive income (loss)				2.2	0.5	(1.7)
Comprehensive income				$208.3	$205.5	$187.7

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Notes to our Consolidated Financial Statements are important and should be read in conjunction with your review of the Consolidated Financial Statements. Below is a list of the notes.

Note 1	Description of Business
Note 2	Summary of Significant Accounting Policies
Note 3	Supplemental Balance Sheet Disclosures
Note 4	Acquisitions
Note 5	Indebtedness and Borrowing Facilities
Note 6	Stockholders’ Equity
Note 7	Stock-Based Incentive Plans
Note 8	Employee Benefit Plans
Note 9	Income Taxes
Note 10	Net Income Per Share
Note 11	Derivative Financial Instruments
Note 12	Fair Value Measurements
Note 13	Commitments and Contingencies
Note 14	Wireless Service Provider Settlement Agreement
Note 15	Subsequent Events
Note 16	Segment Reporting
Note 17	Quarterly Data (Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

RadioShack Corporation was incorporated in Delaware in 1967. Throughout this report, the terms “our,” “we,” “us” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We primarily engage in the retail sale of consumer electronics goods and services through our RadioShack store chain.

U.S. RADIOSHACK COMPANY-OPERATED STORES
At December 31, 2010, we operated 4,486 U.S. company-operated stores under the RadioShack brand located throughout the United States, as well as in Puerto Rico and the U.S. Virgin Islands. These stores are located in strip centers and major shopping malls, as well as individual storefronts. Each location carries a broad assortment of both name brand and private brand consumer electronics products.

Our product lines are categorized into seven platforms. Our wireless platform includes postpaid and prepaid wireless handsets and communication devices such as scanners and GPS products. Our accessory platform includes home entertainment, wireless, music, computer, video game and GPS accessories; media storage; power adapters; digital imaging products and headphones. Our modern home platform includes home audio and video end-products, personal computing products, residential telephones, and Voice over Internet Protocol products. Our personal electronics platform includes digital cameras, digital music players, toys, satellite radios, video gaming hardware, camcorders, and general radios. Our power platform includes general and special purpose batteries and battery chargers. Our technical platform includes wire and cable, connectivity products, components and tools, and hobby products. We also provide consumers access to third-party services such as prepaid wireless airtime and extended service plans in our service platform.

KIOSKS
At December 31, 2010, we operated 1,267 kiosks located throughout most of the United States. These kiosks are located inside Target and Sam’s Club stores. These locations, which are not RadioShack-branded, offer primarily wireless handsets with activation of third-party wireless services.

In February 2009, we signed a contract extension with Sam’s Club through March 31, 2011, with a transition period ending June 30, 2011, to continue operating kiosks in certain Sam’s Club locations. As of December 31, 2010, we operated 417 of these kiosks. This transition will begin on April 1, 2011, and conclude on June 30, 2011, with the assignment to Sam’s Club of all kiosks operated by the Company in Sam’s Club stores. As part of the terms of the contract, we assigned the operation of 22 and 66 kiosk locations to Sam’s Club in 2010 and 2009, respectively.

In April 2009 we agreed with Sprint to cease our arrangement to jointly operate the Sprint-branded kiosks in operation at that date. This agreement allowed us to operate these kiosks under the Sprint name for a reasonable period of time, allowing us to transition the kiosks to a new format. In August 2009, we transitioned these kiosks to multiple wireless carrier RadioShack-branded locations. Most of these locations are now managed and reported as extensions of existing RadioShack company-operated stores located in the same shopping malls.

In the fourth quarter of 2009, we commenced a test rollout of kiosk locations in approximately 100 Target stores. In the third quarter of 2010, we signed a multi-year agreement to operate kiosk locations in certain Target stores (“Target Mobile”). We operated 850 Target Mobile locations at December 31, 2010. We plan to operate Target Mobile locations in approximately 1,450 Target stores by June 30, 2011.

OTHER
In addition to the reportable segments discussed above, we have other sales channels and support operations described as follows:

Dealer Outlets: At December 31, 2010, we had a network of 1,207 RadioShack dealer outlets, including 34 located outside of North America. Our North American outlets provide name brand and private brand products and services, typically to smaller communities. These independent dealers are often engaged in other retail operations and augment their businesses with our products and service offerings. Our dealer sales derived outside of the United States are not material.

RadioShack.com: Products and information are available through our commercial website www.radioshack.com. Online customers can purchase, return or exchange various products available through this website. Additionally, certain products ordered online may be picked up, exchanged or returned at RadioShack stores.

International Operations: As of December 31, 2010, there were 211 company-operated stores under the RadioShack brand, nine dealers, and one distribution center in Mexico. Prior to December 2008, these operations were overseen by a joint venture in which we were a slightly less than 50% minority owner with Grupo Gigante, S.A.B. de C.V. In December 2008, we increased our ownership of this joint venture to 100%.

Support Operations:
Our retail stores, along with our kiosks and dealer outlets, are supported by an established infrastructure. Below are the major components of this support structure.

Distribution Centers - At December 31, 2010, we had four U.S. distribution centers shipping to our U.S. retail locations and dealer outlets. One of these distribution centers also serves as a fulfillment center for our online customers. Additionally, we have a distribution center that ships fixtures to our U.S. company-operated stores and kiosks.

RadioShack Technology Services (“RSTS”) - Our management information system architecture is composed of a distributed, online network of computers that links all stores, customer channels, delivery locations, service centers, credit providers, distribution facilities and our home office into a fully integrated system. Each store has its own server to support the point-of-sale (“POS”) system. The majority of our U.S. company-operated stores and kiosks communicate through a broadband network, which provides efficient access to customer support data. This design also allows store management to track daily sales and inventory at the product or sales associate level. RSTS provides the majority of our programming and systems analysis needs.

RadioShack Global Sourcing (“RSGS”) - RSGS serves our wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs. RSGS’s activities support our name brand and private brand businesses.

Consumer Electronics Manufacturing - We operate two manufacturing facilities in the United States and one in China. These three manufacturing facilities employed approximately 1,800 people as of December 31, 2010. We manufacture a variety of products, primarily sold through our retail outlets, including telephones, antennas, wire and cable products, and a variety of “hard-to-find” parts and accessories for consumer electronics products.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of RadioShack Corporation and all majority-owned domestic and foreign subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents: Cash on hand in stores, deposits in banks and all highly liquid investments with a maturity of three months or less at the time of purchase are considered cash and cash equivalents. We carry our cash equivalents at cost, which approximates fair value because of the short maturity of the instruments. The weighted average annualized interest rates were 0.4% and 0.3% at December 31, 2010 and 2009, respectively, for cash equivalents totaling $462.1 million and $820.5 million, respectively. We maintain zero balance cash disbursement accounts with certain banks. Outstanding checks in excess of deposits with these banks totaled $49.1 million and $41.6 million at December 31, 2010 and 2009, respectively, and are classified as accounts payable in the Consolidated Balance Sheets. Changes in these overdraft amounts are reported in the Consolidated Statements of Cash Flows as a financing activity.

Accounts Receivable and Allowance for Doubtful Accounts: Concentrations of credit risk with respect to customer and dealer receivables are limited due to the large number of customers, dealers and their location in many different geographic areas of the country. We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information. Historically, such losses, in the aggregate, have not exceeded our expectations. Account balances are charged against the allowance when we believe it is probable that the receivable will not be recovered. We have concentration of credit risk from service providers in the wireless telephone industry, primarily Sprint, AT&T, T-Mobile and Verizon. The average payment term for these receivable balances is approximately 45 days.

Inventories: Our inventories are stated at the lower of cost (principally based on average cost, which approximates FIFO) or market value and are comprised primarily of finished goods. Included in the cost of the inventories are in-bound freight expenses to our distribution centers, out-bound freight expenses to our retail outlets, and other direct costs relating to merchandise acquisition and distribution. Also included in the cost of inventory are certain vendor allowances that are not a reimbursement of specific, incremental and identifiable costs to promote a vendor’s products. If the calculated net realizable value of the inventory is determined to be less than the recorded cost, a provision is made to reduce the carrying amount of the inventory.

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

Capitalized Software Costs: We capitalize qualifying costs related to the acquisition or development of internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized costs are amortized over the estimated useful life of the software, which ranges between three and five years. The unamortized balance of capitalized software costs at December 31, 2010 and 2009, was $55.3 million and $46.6 million, respectively. Amortization of computer software was approximately $11.9 million, $15.1 million and $21.1 million in 2010, 2009 and 2008, respectively.

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

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill and intangible assets with indefinite useful lives are reviewed at least annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and intangible assets may be impaired). We estimate fair values utilizing valuation methods such as discounted cash flows and comparable market valuations. We have elected the fourth quarter to complete our annual goodwill impairment test. As a result of the fourth quarter impairment analyses, we determined that no impairment charges to goodwill were required.

The changes in the carrying amount of goodwill by segment were as follows for the years ended December 31, 2010 and 2009:

(In millions)	U.S. RadioShack Stores	Kiosks	Other	Total
Balances at December 31, 2008
Goodwill	$2.8	$18.6	$35.4	$56.8
Accumulated impairment losses	--	(18.6)	(1.5)	(20.1)
	2.8	--	33.9	36.7
Purchase accounting adjustments related to acquisition of RadioShack de Mexico	--	--	0.3	0.3
Foreign currency translation adjustment	--	--	1.9	1.9

Balances at December 31, 2009
Goodwill	2.8	18.6	37.6	59.0
Accumulated impairment losses	--	(18.6)	(1.5)	(20.1)
	2.8	--	36.1	38.9
Acquisition of dealer	0.1	--	--	0.1
Foreign currency translation adjustment	--	--	2.2	2.2

Balances at December 31, 2010
Goodwill	2.9	18.6	39.8	61.3
Accumulated impairment losses	--	(18.6)	(1.5)	(20.1)
	$2.9	$--	$38.3	$41.2

Self-Insurance: We are self-insured for certain claims relating to workers’ compensation, automobile, property, employee health care, and general and product liability claims, although we obtain third-party insurance coverage to limit our exposure to these claims. We estimate our self-insured liabilities using historical claims experience and actuarial assumptions followed in the insurance industry. Although we believe we have the ability to reasonably estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities.

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

Certain products, such as wireless telephone handsets, require the customer to use the services of a third-party service provider. The third-party service provider pays us an upfront commission and, in some cases, a monthly recurring residual amount based upon the ongoing arrangement between the service provider and the customer. Our sale of an activated wireless telephone handset is the single event required to meet the delivery criterion for both the upfront commission and the residual revenue. Upfront commission revenue, net of estimated service deactivations, is generally recognized at the time an activated wireless telephone handset is sold to the customer at the point-of-sale. Based on our extensive history in selling activated wireless telephone handsets, we have been able to establish reliable deactivation estimates. Recurring residual income is recognized as earned under the terms of our contracts with the service providers, which is typically as the service provider bills its customer, generally on a monthly basis. Sales of wireless handsets and the related commissions and residual income constitute more than 40 percent of our total revenue. Our three largest third-party wireless service providers are Sprint, AT&T, and T-Mobile.

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

Advertising Costs: Our advertising costs are expensed the first time the advertising takes place. We receive allowances from certain third-party service providers and product vendors that we record when earned as an offset to advertising expense incurred to promote the applicable products and/or services only if the allowances represent reimbursement of specific, incremental and identifiable costs (see “Vendor Allowances” above). Advertising expense was $206.1 million, $193.0 million and $214.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Fair Value Measurements: Certain assets and liabilities are required to be measured at fair value either on a recurring or non-recurring basis. We estimate fair values based on one or more of the following valuation techniques: the market approach (comparable market prices), the income approach (present value of future income or cash flow), or the cost approach (cost to replace the service capacity of an asset or replacement cost). See Note 12 - “Fair Value Measurements” for additional disclosures of our fair value measurements.

Derivative Instruments and Hedging Activities: We recognize all financial instruments that qualify for derivative instrument accounting at fair value in the Consolidated Balance Sheets. Changes in the fair value of derivative financial instruments that qualify for hedge accounting are recorded in stockholders’ equity as a component of comprehensive income or as an adjustment to the carrying value of the hedged item. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings.

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

Reclassifications: Certain amounts in the December 31, 2009 and 2008, financial statements have been reclassified to conform to the December 31, 2010, presentation. These reclassifications had no effect on net income or total stockholders’ equity as previously reported.

New Accounting Standards: In June 2009, the FASB issued new accounting guidance to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance was effective for fiscal years beginning after November 15, 2009. We adopted this guidance effective January 1, 2010, and the adoption had no effect on our consolidated financial statements.

NOTE 3 – SUPPLEMENTAL BALANCE SHEET DISCLOSURES

Accounts and Notes Receivable, Net: As of December 31, 2010 and 2009, we had the following accounts and notes receivable outstanding in the accompanying Consolidated Balance Sheets:
	December 31,
(In millions)	2010	2009
Receivables from vendors and service providers, net	$291.0	$247.5
Trade accounts receivable	57.6	49.1
Other receivables	30.3	27.7
Allowance for doubtful accounts	(1.4)	(1.8)
Accounts and notes receivable, net	$377.5	$322.5

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

The change in the allowance for doubtful accounts is as follows:
	December 31,
(In millions)	2010	2009	2008
Balance at the beginning of the year	$1.8	$1.5	$2.5
Provision for bad debts included in selling, general and administrative expense	0.1	0.4	0.6
Uncollected receivables written off, net	(0.5)	(0.1)	(1.6)
Balance at the end of the year	$1.4	$1.8	$1.5

Other Current Assets, Net:
	December 31,
(In millions)	2010	2009
Deferred income taxes	$61.4	$68.8
Other	46.7	45.6
Total other current assets, net	$108.1	$114.4

Property, Plant and Equipment, Net:
	December 31,
(In millions)	2010	2009
Land	$2.4	$2.4
Buildings	55.7	55.2
Furniture, fixtures, equipment and software	673.5	663.2
Leasehold improvements	362.8	360.9
Total PP&E	1,094.4	1,081.7
Less accumulated depreciation and amortization	(820.1)	(799.4)
Property, plant and equipment, net	$274.3	$282.3

Other Assets, Net:
	December 31,
(In millions)	2010	2009
Notes receivable	$9.6	$10.0
Deferred income taxes	45.9	53.1
Other	25.7	29.3
Total other assets, net	$81.2	$92.4

Accrued Expenses and Other Current Liabilities:
	December 31,
(In millions)	2010	2009
Payroll and bonuses	$60.0	$68.7
Insurance	65.0	75.9
Sales and payroll taxes	41.4	41.9
Rent	36.5	36.8
Advertising	26.9	31.4
Gift card deferred revenue	19.5	19.4
Other	68.7	86.6
Total accrued expenses and other current liabilities	$318.0	$360.7

Other Non-Current Liabilities:
	December 31,
(In millions)	2010	2009
Deferred compensation	$34.6	$33.1
Liability for unrecognized tax benefits	36.6	35.1
Other	21.8	30.5
Total other non-current liabilities	$93.0	$98.7

NOTE 4 – ACQUISITIONS

RadioShack de Mexico: In December 2008, we acquired the remaining interest (slightly more than 50%) of our Mexican joint venture - RadioShack de Mexico, S.A. de C.V. - with Grupo Gigante, S.A.B. de C.V. We now own 100% of this subsidiary, which consisted of 200 RadioShack-branded stores and 14 dealers throughout Mexico at the time of acquisition. The purchase price was $44.9 million, which consisted of $42.2 million in cash paid and transaction costs, net of cash acquired, plus $2.7 million in assumed debt. The acquisition was accounted for using the purchase method of accounting in accordance with the FASB’s accounting guidance for business combinations. The purchase price allocation resulted in an excess of purchase price over net tangible assets acquired of $35.5 million, all of which was attributed to goodwill. The goodwill is not subject to amortization for book purposes but rather an annual test for impairment. The premium we paid in excess of the fair value of the net assets acquired was based on the established business in Mexico and our ability to expand our business in Mexico and possibly other countries. The goodwill is not deductible for tax purposes. Results of the acquired business have been included in our operations since December 1, 2008.

NOTE 5 – INDEBTEDNESS AND BORROWING FACILITIES

Long-Term Debt:
	December 31,
(In millions)	2010	2009
Five year 2.5% unsecured convertible notes due in 2013	$375.0	$375.0
Ten-year 7.375% unsecured note payable due in 2011	306.8	306.8
Other	1.0	1.0
	682.8	682.8
Unamortized debt discounts and other costs	(44.2)	(59.4)
Basis adjustment due to interest rate swaps	1.2	4.4
	639.8	627.8

Less current portion of:
Notes payable	306.8	--
Unamortized basis adjustment and other costs	1.2	--
	308.0	--

Total long-term debt	$331.8	$627.8

Long-term borrowings outstanding at December 31, 2010, mature as follows:

(In millions)	Long-Term Borrowings
2011	$306.8
2012	--
2013	375.0
2014	1.0
2015	--
2016 and thereafter	--
Total	$682.8

2013 Convertible Notes: In August 2008, we issued $375 million principal amount of convertible senior notes due August 1, 2013, (the “2013 Convertible Notes”) in a private offering to qualified institutional buyers under Securities and Exchange Commission (“SEC”) Rule 144A. The 2013 Convertible Notes were issued at par and bear interest at a rate of 2.50% per annum. Interest is payable semiannually, in arrears, on February 1 and August 1.

Each $1,000 of principal of the 2013 Convertible Notes is initially convertible, under certain circumstances, into 41.2414 shares of our common stock (or a total of approximately 15.5 million shares), which is the equivalent of $24.25 per share, subject to adjustment upon the occurrence of specified events set forth under terms of the 2013 Convertible Notes. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any (the “excess conversion value”), may be paid in cash or in stock, at our option. Holders may convert their 2013 Convertible Notes into common stock on the net settlement basis described above at any time from May 1, 2013, until the close of business on July 29, 2013, or if, and only if, one of the following conditions has been met:

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

The 2013 Convertible Notes were not convertible at the holders' option at any time during 2010 or 2009.

Holders who convert their 2013 Convertible Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or delisting, the holders of the 2013 Convertible Notes may require us to repurchase for cash all or any portion of their 2013 Convertible Notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any. As of December 31, 2010, none of the conditions allowing holders of the 2013 Convertible Notes to convert or requiring us to repurchase the 2013 Convertible Notes had been met.

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

When accounting for the 2013 Convertible Notes, we apply accounting guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion. This guidance requires us to account separately for the liability and equity components of our convertible notes in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance requires bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement.

Accordingly, we recorded an adjustment to reduce the carrying value of our 2013 Convertible Notes by $73.0 million and recorded this amount in stockholders’ equity. This adjustment was based on the calculated fair value of a similar debt instrument in August 2008 (at issuance) that did not have an associated equity component. The annual interest rate calculated for a similar debt instrument in August 2008 was 7.6%. The resulting discount is being amortized to interest expense over the remaining term of the convertible notes. The carrying value of the 2013 Convertible Notes was $330.8 million and $315.8 million at December 31, 2010 and 2009, respectively. We recognized interest expense of $9.4 million in both 2010 and 2009 related to the stated 2.50% coupon. We recognized non-cash interest expense of $15.0 million, $13.8 million, and $5.0 million in 2010, 2009 and 2008, respectively, for the amortization of the discount on the liability component.

Debt issuance costs of $7.5 million were capitalized and are being amortized to interest expense over the term of the 2013 Convertible Notes. Unamortized debt issuance costs were $3.7 million at December 31, 2010. Debt issuance costs of $1.9 million were related to the equity component and were recorded as a reduction of additional paid-in capital.

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

A portion of these notes were hedged by our interest rate swaps. Upon repurchase of these notes, we were required to discontinue the hedge accounting treatment associated with these derivative instruments, which used the short-cut method. The remaining balance associated with our fair value hedge was recorded as an adjustment to the carrying value of these notes and is being amortized to interest expense over the remaining term of the notes. At December 31, 2010, this carrying value adjustment was $1.2 million. See Note 11 - “Derivative Financial Instruments,” for more information on our interest rate swaps.

On January 4, 2011, we announced our intention to redeem any and all outstanding 2011 Notes on March 4, 2011. See Note 15 - “Subsequent Events” for more information.

Credit Facilities: Our $325 million credit facility provided us a source of liquidity. Interest charges under this facility were derived using a base LIBOR rate plus a margin that changed based on our credit ratings. This facility had customary terms and covenants, and we were in compliance with these covenants at December 31, 2010.

As of December 31, 2010, we had $292.3 million in borrowing capacity available under the facility. We did not borrow under the facility during 2010, but we did arrange for the issuance of standby letters of credit totaling $32.7 million under the facility.

This credit facility was scheduled to expire in May of 2011. On January 4, 2011, we terminated the facility and replaced it with a new $450 million five-year asset-based revolving credit facility. See Note 15 - “Subsequent Events” for more information.

NOTE 6 – STOCKHOLDERS’ EQUITY

2005 Share Repurchase Program: In February 2005, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $250 million of our common stock in open market purchases. During 2008, we repurchased approximately 0.1 million shares or $1.4 million of our common stock under this program. As of December 31, 2008, there were no further share repurchases authorized under this program.

2008 Share Repurchase Program: In July 2008, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $200 million of our common stock. During the third quarter of 2008, we repurchased 6.0 million shares or $110.0 million of our common stock under this program. As of December 31, 2008, there was $90.0 million available for share repurchases under this program.

In August 2009, our Board of Directors approved a $200 million increase in this share repurchase program. As of December 31, 2009, $290 million of the total authorized amount was available for share repurchases under this program.

In August 2010, our Board of Directors approved an increase in this share repurchase program from $400 million to $610 million with $500 million available for share repurchases under this program. In November 2010, we completed a $300 million accelerated share repurchase (“ASR”) program that we entered into in August 2010, which is further discussed below. We repurchased 14.9 million shares under the ASR program. In addition, after the conclusion of the ASR program in November 2010, we repurchased $98.6 million worth of shares in the open market, representing 4.9 million shares. As of December 31, 2010, $101.4 million of the total authorized amount was available for share repurchases under this program.

Accelerated Share Repurchase Program: As mentioned above, in August 2010, we entered into an accelerated share repurchase program with two investment banks to repurchase shares of our common stock under our approved share repurchase program. On August 24, 2010, we paid $300 million to the investment banks in exchange for an initial delivery of 11.7 million shares to us. At the conclusion of the ASR program, we received an additional 3.2 million shares. The 14.9 million shares delivered to us was based on the average daily volume weighted average price of our common stock over a period beginning immediately after the effective date of the ASR agreements and ending on November 2, 2010.

Dividends Declared: We declared an annual dividend of $0.25 per share in November of 2010, 2009 and 2008. The dividends were paid in December of each year.

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

Treasury Stock Retirement: In December 2010, our Board of Directors approved the retirement of 45.0 million shares of our common stock held as treasury stock. These shares returned to the status of authorized and unissued.

NOTE 7 – STOCK-BASED INCENTIVE PLANS

We have implemented several plans to award employees with stock-based compensation, which are described below.

Incentive Stock Plans: Under the Incentive Stock Plans (“ISPs”) described below, the exercise price of options must be equal to or greater than the fair market value of a share of our common stock on the date of grant. The Management Development and Compensation Committee of our Board of Directors (“MD&C”) specifies the terms for grants of options under these ISPs; terms of these options may not exceed ten years. Grants of options generally vest over three years and grants typically have a term of seven or ten years. Option agreements issued under the ISPs generally provide that, in the event of a change in control, all options become immediately and fully exercisable. Repricing or exchanging options for lower priced options is not permitted under the ISPs without shareholder approval. A brief description of each of our incentive stock plans with awards still outstanding is included below:

1997 Incentive Stock Plan (“1997 ISP”): The 1997 ISP permitted the grant of up to 11.0 million shares in the form of incentive stock options (“ISOs”), non-qualified stock options (options which are not ISOs) (“NQs”) and restricted stock. The 1997 ISP expired on February 27, 2007, and no further grants may be made under this plan.

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

2009 Incentive Stock Plan (“2009 ISP”): The 2009 ISP permits the grant of up to 11.0 million shares in the form of ISOs, NQs, restricted stock, restricted stock units, stock appreciation rights, or other stock-based awards. The 2009 ISP also permits directors to elect to receive shares in lieu of cash payments for their annual retainer fees and board and committee meeting fees. Full-value awards granted under the 2009 ISP, such as restricted stock and restricted stock units, will reduce the number of shares available for grant by 1.68 shares for each share or unit granted. Stock options and stock appreciation rights will reduce the number of shares available for grant by one share for each stock option or stock appreciation right granted. This plan expires on February 18, 2019. As of December 31, 2010, there were 9.8 million shares available for grants under the 2009 ISP.

During the third quarter of 2006, we granted 1.7 million options under the 1997, 1999 and 2001 ISPs to our Chief Executive Officer and Chief Financial Officer. These options vested over four years from the date of grant and have a term of seven years. We also granted 2.5 million non-plan options to our Chief Executive Officer as part of an inducement grant related to the terms of his employment. These options vested over four years from the date of grant and have a term of seven years. An additional market condition was attached to 2.0 million of these non-plan options that restricted exercise until certain stock price hurdles had been achieved. The market condition was met in 2007, and all stock price hurdles have been achieved.

The fair value of the stock options granted during the years ended December 31, 2010, 2009 and 2008, was estimated using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton model requires the use of certain subjective assumptions. The following table lists the assumptions used in calculating the fair value of stock options granted during each year:

Valuation Assumptions(1)	2010	2009	2008

Risk free interest rate(2)	2.3%	2.0%	2.8%
Expected dividend yield	1.3%	1.8%	1.0%
Expected stock price volatility(3)	42.4%	50.4%	40.5%
Expected life of stock options (in years)(4)	5.4	5.4	4.6

(1)	Forfeitures are estimated using historical experience and projected employee turnover.
(2)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.
(3)	We consider both the historical volatility of our stock price, as well as implied volatilities from exchange-traded options on our stock.
(4)	We estimate the expected life of stock options based upon historical experience.

Information with respect to stock option activity under the above plans is as follows:

	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2010	10,014	$20.28
Grants	194	19.23
Exercised	(213)	15.11
Expired	(892)	37.30
Forfeited	(586)	36.01
Outstanding at December 31, 2010	8,517	$17.52	2.8	$34.4
Exercisable at December 31, 2010	7,134	$18.83	2.4	$23.6

The weighted-average grant-date fair value of stock options granted during 2010, 2009 and 2008, was $7.08, $4.32 and $6.33, respectively. The total fair value of stock options vested was $8.5 million, $7.2 million and $8.5 million in 2010, 2009 and 2008, respectively.

The aggregate intrinsic value of options exercised under our stock option plans was $1.3 million, $0.1, and zero for 2010, 2009 and 2008, respectively. The aggregate intrinsic value is the amount by which the market price of our common stock on the date of exercise exceeded the exercise price of the option. Net cash proceeds from the exercise of stock options were $4.0 million, $0.7 million and zero in 2010, 2009 and 2008, respectively. The actual income tax benefit realized from stock option exercises was $0.5 million, zero and zero, in 2010, 2009 and 2008, respectively.

The following table summarizes information concerning currently outstanding and exercisable options to purchase our common stock:

(Share amounts in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at Dec. 31, 2010	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Exercisable at Dec. 31, 2010	Weighted Average Exercise Price
$7.05 – 13.58	1,347	5.2	$7.13	403	$7.05
13.82	4,000	2.5	13.82	4,000	13.82
14.71 – 19.20	1,180	4.2	18.27	754	18.10
19.20 – 35.08	1,147	1.5	26.57	1,134	26.65
38.35	843	0.2	38.35	843	38.35
$7.05 – 38.35	8,517	2.8	$17.52	7,134	$18.83

Restricted Stock Plan: The 2007 Restricted Stock Plan (“2007 RSP”) permitted the grant of up to 0.5 million shares of restricted stock to selected officers of the company, as determined by the MD&C. This plan was terminated in 2009 upon shareholder approval of the 2009 ISP, and no further grants may be made under this plan. Transactions related to restricted stock awards issued under the 2007 RSP and the 2009 ISP for the year ended December 31, 2010, are summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted- Average Fair Value Per Share
Non-vested at January 1, 2010	353	$9.99
Granted	298	19.21
Vested or released (1)	(191)	13.68
Canceled or forfeited	(6)	14.90
Non-vested at December 31, 2010	454	$14.43

(1)	For plan participants age 55 and older, certain granted but unvested shares are released from the plan for tax withholdings on the participants’ behalf.

We granted approximately 298,000, 346,000, and 158,000 shares of restricted stock in 2010, 2009 and 2008, respectively, under these plans.

Restricted stock awards are valued at the market price of a share of our common stock on the date of grant. In general, these awards vest at the end of a three-year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period. This expense totaled $4.7 million, $1.8 million, and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The weighted-average grant-date fair value per share of restricted stock awards granted was $19.21, $7.05 and $18.15 in 2010, 2009 and 2008, respectively. The total fair value of restricted stock awards vested was approximately $1.7 million, $1.3 million and $1.1 million in 2010, 2009 and 2008, respectively.

The compensation cost charged against income for all stock-based compensation plans was $9.9 million, $12.1 million and $12.8 million in 2010, 2009 and 2008, respectively. The total income tax benefit recognized for all stock-based compensation plans was $2.6 million, $3.9 million and $3.4 million in 2010, 2009 and 2008, respectively. At December 31, 2010, there was $4.0 million of unrecognized compensation expense related to the unvested portion of our stock-based awards that is expected to be recognized over a weighted average period of 1.2 years.

Deferred Stock Units: In 2004, the stockholders approved the RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors (“Deferred Plan”). The Deferred Plan replaced the one-time and annual stock option grants to non-employee directors (“Directors”) as specified in the 1997, 1999 and 2001 ISPs. New Directors received a one-time grant of 5,000 deferred stock units (“Units”) on the date they attended their first Board meeting. The Deferred Plan also specified that each Director who had served one year or more as of June 1 of any year would automatically be granted 3,500 Units on the first business day of June of each year in which he or she served as a Director.

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

Under the Deferred Plan, one-third of the Units vest annually over three years from the date of grant. Vesting of outstanding awards is accelerated under certain circumstances. At termination of service, death, disability or change in control of RadioShack, Directors will receive shares of common stock equal to the number of vested Units. Directors may receive these shares in a lump sum or they may defer receipt of these shares in equal installments over a period of up to ten years. We granted approximately 29,000, 45,000, and 59,000 Units in 2010, 2009 and 2008, respectively. The weighted-average grant-date fair value per Unit granted was $21.75, $13.97 and $14.24 in 2010, 2009 and 2008, respectively. There were approximately 211,000 Units outstanding and 705,000 Units available for grant at December 31, 2010.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The following benefit plans were in place during the periods covered by the financial statements.

RadioShack 401(k) Plan: The RadioShack 401(k) Plan (“401(k) Plan”), a defined contribution plan, was most recently amended and restated effective July 1, 2010, and allows a participant to defer, by payroll deductions, from 1% to 75% of the participant’s annual compensation, limited to certain annual maximums set by the Internal Revenue Code. The 401(k) Plan also presently provides that our contribution to each participant’s account maintained under the 401(k) Plan be an amount equal to 100% of the participant’s contributions up to 4% of the participant’s annual compensation. This percentage contribution made by us is discretionary and may change in the future. Our contributions go directly to the 401(k) Plan and are made in cash and invested according to the investment elections made by the participant for the participant’s own contributions. Company contributions to the 401(k) Plan were $6.2 million, $6.6 million and $7.2 million for 2010, 2009 and 2008, respectively.

Supplemental Executive Retirement Plan: Prior to January 1, 2006, certain officers of the Company were participants in RadioShack’s Salary Continuation Plan (“SCP”) or its Deferred Compensation Plan (“DCP” and, together with the SCP, the “Plans”), which provided a defined benefit to be paid out over a ten-year period upon retirement between the ages of 55 and 70. Participation in the Plans and the benefit payments were based solely on the discretion and approval of the MD&C, and the benefit payments did not bear any relationship to a participant’s present compensation, final compensation or years of service. We accrued benefit payments earned based on the provisions set forth by the MD&C for each individual person. Based on the method by which the Plans were administered and because there was not a specific plan governing the benefit payment calculation, the accounting and disclosure provisions of the FASB’s accounting guidance for pensions were not previously required.

The Company adopted an unfunded Supplemental Executive Retirement Plan (“SERP”) effective January 1, 2006, for selected officers of the Company. The SERP was most recently amended and restated effective as of December 31, 2010. Upon retirement at age 55 years or older, participants in the SERP are eligible to receive, for ten years, an annual amount equal to a percentage of the average of their five highest consecutive years of compensation (base salary and bonus), to be paid in 120 monthly installments. The amount of the percentage increases by 2 ½% for each year of participation in the SERP, up to a maximum of 50%.

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

We use the last day of our fiscal year as the measurement date for determining SERP obligations and conduct an actuarial valuation at that date. The change in benefit obligation, plan assets, and funded status for 2010 and 2009 are as follows:

	Year Ended
	December 31,
(In millions)	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$24.0	$26.5
Service cost – benefits earned during the year	0.6	0.5
Interest cost on projected benefit obligation	1.0	1.4
Actuarial loss	0.5	0.8
Benefits paid	(4.9)	(5.2)
Benefit obligation at end of year	21.2	24.0

Change in plan assets:
Fair value of plan assets at beginning of year	--	--
Employer contribution	4.9	5.2
Benefits paid	(4.9)	(5.2)
Fair value of plan assets at end of year	--	--

Underfunded status	$(21.2)	$(24.0)

The accumulated benefit obligation was $20.6 million and $22.9 million at December 31, 2010 and 2009, respectively.

Amounts recognized as liabilities in the Consolidated Balance Sheets consist of:
	December 31,
(In millions)	2010	2009
Accrued expenses and other current liabilities	$3.9	$5.0
Other non-current liabilities	17.3	19.0
Net amount recognized	$21.2	$24.0

The cost of the SERP defined benefit plan included the following components for the last three years:

(In millions)	2010	2009	2008
Service cost – benefits earned during the year	$0.6	$0.5	$0.6
Interest cost on projected benefit obligation	1.0	1.4	1.6
Amortization of prior service cost	0.1	0.1	0.1
Net periodic benefit cost	$1.7	$2.0	$2.3

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss (pre-tax) included prior service cost of $0.7 million, $0.8 million, and $0.9 million at December 31, 2010, 2009 and 2008, respectively, and an actuarial loss of $0.2 million and gain of $0.3 million at December 31, 2010 and 2009, respectively. The amount of prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2011 is estimated to be $0.1 million.

Assumptions used to determine benefit obligations at December 31 were as follows:

	2010	2009	2008
Discount rate	4.1%	4.7%	5.9%
Rate of compensation increase	3.5%	3.5%	3.5%

Actuarial assumptions used to determine net periodic benefit cost for the years ended December 31 were as follows:

	2010	2009	2008
Discount rate	4.7%	5.9%	5.7%
Rate of compensation increase	3.5%	3.5%	3.5%

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

As the SERP is an unfunded plan, benefit payments are made from the general assets of RadioShack. The expected future benefit payments based upon the assumptions described above and including benefits attributable to future employee service for the following periods are as follows:

(In millions)
2011	$4.1
2012	3.5
2013	3.4
2014	3.0
2015	2.5
2016 through 2020	4.0

In 2011, we expect to make contributions to the plan of $4.1 million in the form of benefit payments.

NOTE 9 – INCOME TAXES

The following is a reconciliation of the federal statutory income tax rate to our income tax expense:

	Year Ended December 31,
(In millions)	2010	2009	2008
Components of income from continuing operations:
United States	$334.0	$326.4	$289.6
Foreign	2.1	2.1	9.9
Income before income taxes	336.1	328.5	299.5
Statutory tax rate	x 35.0%	x 35.0%	x 35.0%
Federal income tax expense at statutory rate	117.6	115.0	104.8
State income taxes, net of federal benefit	9.2	9.2	8.4
Unrecognized tax benefits	1.1	(3.1)	2.3
Other, net	2.1	2.4	(5.4)
Total income tax expense	$130.0	$123.5	$110.1

Effective tax rate	38.7%	37.6%	36.8%

The components of income tax expense were as follows:
	Year Ended December 31,
(In millions)	2010	2009	2008
Current:
Federal	$101.9	$105.3	$92.2
State	13.7	7.1	14.0
Foreign	2.4	2.6	(7.8)
	118.0	115.0	98.4

Deferred:
Federal	10.7	8.6	8.9
State	1.1	0.2	2.8
Foreign	0.2	(0.3)	--
	12.0	8.5	11.7

Income tax expense	$130.0	$123.5	$110.1

The tax effect of cumulative temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

	December 31,
(In millions)	2010	2009
Deferred tax assets:
Depreciation and amortization	$16.6	$22.9
Insurance reserves	15.5	18.0
Deferred compensation	13.7	13.6
Deferred revenue	13.6	7.9
Reserve for estimated wireless service deactivations	12.0	14.1
Indirect effect of unrecognized tax benefits	10.1	10.1
Accrued average rent	8.5	8.7
Convertible debt original issue discount	1.9	2.5
Other	36.4	42.7
Total deferred tax assets	128.3	140.5

Deferred tax liabilities:
Deferred taxes on foreign operations	6.6	6.2
Other	14.4	12.4
Total deferred tax liabilities	21.0	18.6
Net deferred tax assets	$107.3	$121.9

Deferred tax assets and liabilities were included in the Consolidated Balance Sheets as follows:
	December 31,
(In millions)	2010	2009
Other current assets	$61.4	$68.8
Other non-current assets	45.9	53.1
Net deferred tax assets	$107.3	$121.9

We anticipate that we will generate sufficient pre-tax income in the future to realize the full benefit of U.S. deferred tax assets related to future deductible amounts. Accordingly, a valuation allowance was not required at December 31, 2010 or 2009. We have not recorded deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain foreign subsidiaries that are considered permanently invested outside the United States. The cumulative amount of these earnings and the amount of the unrecognized deferred tax liability related to these earnings were not material to the financial statements.

A reconciliation of the consolidated liability for gross unrecognized income tax benefits (excluding interest) from January 1, 2008, to December 31, 2010, is as follows:

(In millions)	2010	2009	2008
Balance at beginning of year	$26.5	$38.1	$45.6
Increases related to prior period tax positions	--	--	1.5
Decreases related to prior period tax positions	(0.4)	(5.5)	(2.8)
Increases related to current period tax positions	1.7	1.9	4.6
Settlements	(1.1)	(7.2)	(8.8)
Lapse in applicable statute of limitations	(0.8)	(0.8)	(2.0)
Balance at end of year	$25.9	$26.5	$38.1

The amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2010, was $20.1 million.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2010 and 2009, we had $10.8 million and $10.1 million, respectively, of accrued interest expense associated with uncertain tax positions. Income tax expense included interest associated with uncertain tax positions of $1.8 million, $3.7 million, and $5.5 million, in 2010, 2009, and 2008, respectively.

We do not expect significant changes in unrecognized tax benefit liabilities over the next twelve months. Our unrecognized tax benefit liabilities are classified in other non-current liabilities on the Consolidated Balance Sheets as of December 31, 2010.

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

NOTE 10 – NET INCOME PER SHARE

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

The following table reconciles the numerator and denominator used in the basic and diluted earnings per share calculations for the years ended December 31, 2010, 2009 and 2008.

(In millions, except per share amounts)	2010	2009	2008

Numerator:
Net income	$206.1	$205.0	$189.4

Denominator:
Weighted-average common shares outstanding	120.5	125.4	129.0
Dilutive effect of stock-based awards	2.2	0.7	0.1
Weighted average shares for diluted net income per share	122.7	126.1	129.1

Basic net income per share	$1.71	$1.63	$1.47

Diluted net income per share	$1.68	$1.63	$1.47

Common stock equivalents that were not included in the calculation of diluted net income per share:
Employee stock options (1)	1.8	4.6	8.6
Warrants to purchase common stock (1)	15.5	15.5	15.5
Convertible debt Instruments (2)	15.5	15.5	15.5

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

In September 2009, we repurchased $43.2 million of our 7.375% unsecured notes due in 2011. A portion of these notes were hedged by our interest rate swaps. Upon repurchase of these notes, we were required to discontinue the hedge accounting treatment associated with these derivative instruments which used the short-cut method. We intend to hold these instruments until their maturities. Changes in fair value of these instruments are recorded in earnings as an adjustment to interest expense. These adjustments resulted in increases in interest expense of $3.4 million and $0.6 million in 2010 and 2009, respectively.

NOTE 12 – FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Basis of Fair Value Measurements
	Fair Value of Assets (Liabilities)	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(In millions)

As of December 31, 2010
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps (1) (2)	$1.9	--	$1.9	--

As of December 31, 2009
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps (1) (3)	$5.3	--	$5.3	--

(1)	These interest rate swaps serve as economic hedges on our 2011 Notes
(2)	Included in other current assets
(3)	Included in other assets, net

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

The fair values of our interest rate swaps are the estimated amounts we would have received to settle the agreements. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and long-term debt. With the exception of long-term debt, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for long-term debt have been determined using recent trading activity and/or bid/ask spreads.

Carrying amounts and the related estimated fair value of our debt financial instruments are as follows:

	December 31, 2010		December 31, 2009
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$639.8	$713.1	$627.8	$740.2

The fair values of our 2013 Convertible Notes and 2011 Notes at December 31, 2010, were $400.7 million and $311.4 million, respectively, compared with $422.5 million and $316.7, respectively, at December 31, 2009.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Basis of Fair Value Measurements
	Fair Value of Assets (Liabilities)	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(In millions)

Year Ended December 31, 2010
Long-lived assets held and used	$0.9	--	--	$0.9

Year Ended December 31, 2009
Long-lived assets held and used	$1.0	--	--	$1.0

In 2010, long-lived assets held and used in certain locations of our U.S. RadioShack company-operated stores segment and certain test store formats classified as other operations with a total carrying value of $4.9 million were written down to their fair value of $0.9 million, resulting in an impairment charge of $4.0 million that was included in earnings for the period. The inputs used to calculate the fair value of these long-lived assets included the projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Lease Commitments: We lease rather than own most of our facilities. Our lease agreements expire at various dates through 2025. Some of these leases are subject to renewal options and provide for the payment of taxes, insurance and maintenance. Our retail locations comprise the largest portion of our leased facilities. These locations are primarily in major shopping malls and shopping centers owned by other companies. Some leases are based on a minimum rental plus a percentage of the store's sales in excess of a stipulated base figure (contingent rent). Certain leases contain escalation clauses. We also lease a distribution center in Mexico and our corporate headquarters. Additionally, we lease automobiles and information systems equipment.

Future minimum rent commitments at December 31, 2010, under non-cancelable operating leases (net of immaterial amounts of sublease rent income), are included in the following table.

(In millions)	Operating Leases
2011	$196.7
2012	140.1
2013	93.7
2014	60.1
2015	39.1
2016 and thereafter	33.2
Total minimum lease payments	$562.9

Rent Expense:
	Year Ended December 31,
(In millions)	2010	2009	2008
Minimum rents	$229.0	$228.7	$228.8
Occupancy cost	37.6	39.4	38.2
Contingent rents	23.6	23.7	27.8
Total rent expense	$290.2	$291.8	$294.8

Litigation: On October 10, 2008, the Los Angeles County Superior Court granted our second Motion for Class Decertification in the class action lawsuit of Brookler v. RadioShack Corporation. Plaintiffs’ claims that we violated California's wage and hour laws relating to meal periods were originally certified as a class action on February 8, 2006. Our first Motion for Decertification of the class was denied on August 29, 2007. After a California Appellate Court's favorable decision in the similar case of Brinker Restaurant Corporation v. Superior Court, we again sought class decertification. Based on the California Appellate Court’s decision in Brinker, the trial court granted our second motion. The plaintiffs in Brookler have appealed this ruling. Due to the unsettled nature of California state law regarding the employers’ standard of liability for meal periods, we and the Brookler plaintiffs requested that the California appellate court stay its ruling on the plaintiffs’ appeal of the class decertification ruling, pending the California Supreme Court’s decision in Brinker. The appellate court denied this joint motion and then heard oral arguments for this matter on August 5, 2010. On August 26, 2010, the Court of Appeals reversed the trial court’s decertification of the class, and our Petition for Rehearing was denied on September 14, 2010. On September 28, 2010, we filed a Petition for Review with the California Supreme Court, which is currently pending. The outcome of this action is uncertain and the ultimate resolution of this matter could have a material adverse effect on our financial position, results of operations, and cash flows in the period in which any such resolution is recorded.

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

Separate from our wireless service provider settlement agreement discussed in Note 14, we notified T-Mobile that they had breached their agreement with us. Under the agreement, T-Mobile has until March 21, 2011, to cure the breaches. In the event that T-Mobile is unable to cure the breaches, we have the right to terminate the agreement. The outcome of this action is uncertain and the ultimate resolution of this matter could have a material adverse effect on our results of operations, financial condition and business operations.

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

Following an announcement by CompUSA in February 2007 of its intention to close as many as 126 stores and an announcement in December 2007 that it had been acquired by Gordon Brothers Group, CompUSA’s stores ceased operations in January 2008. We may be responsible for rent due on a portion of the leases that relate to the closed stores. As of February 3, 2011, we had been named as a defendant in a total of 13 lawsuits from lessors seeking payment from us, 12 of which have been resolved.

Based on all available information pertaining to the status of these lawsuits, and after applying the FASB’s accounting guidance on accounting for contingencies, the balance of our accrual for these obligations was $2.4 million and $6.2 million at December 31, 2010 and 2009, respectively. We will continue to monitor this situation for new information on outstanding litigation and settlements, but we do not consider the amounts of these obligations, both individually and in the aggregate, to be material to our results of operations or financial position.

Purchase Obligations: We had purchase obligations of $291.8 million at December 31, 2010, which include product commitments, marketing agreements and freight commitments. Of this amount, $268.4 million related to 2011.

NOTE 14 – WIRELESS SERVICE PROVIDER SETTLEMENT AGREEMENT

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

Certain disputes arose with one of the Company’s wireless service providers pertaining to upfront commission revenue for activations prior to July 1, 2010, and related chargebacks for wireless service deactivations. Negotiations regarding resolution of these disputes culminated in the signing of a settlement agreement in July 2010. In connection with the decision to settle these disputes, the Company considered the following: the timing of cash outflows and inflows in connection with the disputed upfront commission revenue and related chargebacks, and the estimated future residual revenue; the benefits of settling the disputes and agreeing to enter into good faith negotiations with the wireless service provider in the third quarter of 2010 to modify the commission and chargeback provisions of our wireless reseller agreement; and the risks associated with the ultimate realization of the estimated future residual revenue. Key elements of the settlement agreement include the following:

•	All disputes relating to upfront commission revenue for activations prior to July 1, 2010, and related chargebacks were settled.

•	The wireless service provider agreed to pay $141 million to the Company on or before July 30, 2010.

•
The Company and the wireless service provider agreed to enter into good faith negotiations in the third quarter of 2010 to modify the commission and chargeback provisions of our wireless reseller agreement.

•
Beginning on July 1, 2010, the wireless service provider was no longer obligated to pay future residual revenue amounts to the Company for a period of time for customers activated on or before June 30, 2010. For the first six months of 2010, these residual revenue amounts averaged approximately $9 million per quarter. Based on this average, we would receive no residual revenue payments from this wireless service provider for eight quarters beginning with the third quarter of 2010 under the terms of the settlement agreement.

The effects of the settlement agreement have been reflected in net sales and operating revenues for 2010.

In the third quarter of 2010, we reached an agreement with this wireless service provider to modify the commission and chargeback provisions of our wireless reseller agreement. Based on the terms of the settlement agreement, the terms of the amended wireless reseller agreement, and the performance of our business with this wireless service provider, we do not believe that these events will have a material effect on our results of operations for future periods.

NOTE 15 – SUBSEQUENT EVENTS

On January 4, 2011, we terminated our $325 million credit facility and entered into a five-year, $450 million revolving credit agreement (“2016 Credit Facility”) with a group of lenders with Bank of America, N.A., as administrative agent. The 2016 Credit Facility expires on January 4, 2016. The 2016 Credit Facility may be used for general corporate purposes and the issuance of letters of credit. This facility is secured by substantially all of the Company’s inventory, accounts receivable, cash and cash equivalents, and certain other personal property.

Borrowings under the 2016 Credit Facility are subject to a borrowing base of certain secured assets and bear interest, at our option, at a bank’s prime rate plus 1.25% to 1.75% or LIBOR plus 2.25% to 2.75%. The applicable rates in these ranges are based on the aggregate average availability under the facility.

The 2016 Credit Facility also contains a $150 million sub-limit for the issuance of standby and commercial letters of credit. Issued letters of credit will reduce the amount available under the credit facility. Letter of credit fees are 2.25% to 2.75% for standby letters of credit or 1.125% to 1.375% for commercial letters of credit.

We pay commitment fees to the lenders at an annual rate of 0.50% of the unused amount of the credit facility. No borrowings, other than the issuance of letters of credit totaling $32.8 million as of February 15, 2011, have been made under the 2016 Credit Facility.

The 2016 Credit Facility contains affirmative and negative covenants that, among other things, restrict certain payments, including dividends and share repurchases. Also, we will be subject to a minimum consolidated fixed charge coverage ratio if our unused amount under the facility is less than the greater of 12.5% of the maximum borrowing amount and $45.0 million.

We are generally free to pay dividends and repurchase shares as long as the current and projected unused amount under the facility is greater than 17.5% of the maximum borrowing amount and the minimum consolidated fixed charge coverage ratio is maintained. We may pay dividends and repurchase shares without regard to the Company's consolidated fixed charge coverage ratio as long as the current and projected unused amount under the facility is greater than 75% of the maximum borrowing amount and cash on hand is used for the dividends or share repurchases.

As a condition of the 2016 Credit Facility, we were required to eliminate the restrictive covenants associated with our 2011 Notes. On January 4, 2011, we transferred $318.1 million to the trustee for the 2011 Notes that will be used to pay principal and interest amounts due on redemption of these notes. In connection with the deposit of these funds, the trustee acknowledged the satisfaction and discharge of the indenture as to the 2011 Notes, which had the effect of eliminating the restrictive covenants referred to above. This redemption is currently scheduled to take place on March 4, 2011. Any amounts remaining with the trustee after the redemption of the 2011 Notes will be returned to us.

NOTE 16 – SEGMENT REPORTING

We have two reportable segments, U.S. RadioShack company-operated stores and kiosks. The U.S. RadioShack company-operated stores segment consists solely of our 4,486 U.S. company-operated retail stores, all operating under the RadioShack brand name. Our kiosks segment consists of our network of 1,267 kiosks, primarily located in Target and Sam’s Club locations. In April 2009 we agreed with Sprint to cease our arrangement to jointly operate the Sprint-branded kiosks in operation at that date. This agreement allowed us to operate these kiosks under the Sprint name for a reasonable period of time, allowing us to transition the kiosks to a new format. In August 2009, we transitioned these kiosks to multiple wireless carrier RadioShack-branded locations. They are now managed and reported as extensions of existing RadioShack company-operated stores located in the same shopping malls. Both of our reportable segments engage in the sale of consumer electronics products; however, our kiosks primarily offer wireless products and associated accessories. These reportable segments are managed separately due to our kiosks’ narrow product offerings and performance relative to size.

We evaluate the performance of each reportable segment based on operating income, which is defined as sales less cost of products sold and certain direct operating expenses, including labor, rent, and occupancy costs. Asset balances by reportable segment have not been included in the segment table below, as these are managed on a company-wide level and are not fully allocated to each segment for management reporting purposes. Amounts in the other category reflect our business activities that are not separately reportable, which include sales to our independent dealers, sales to other third parties through our service centers, sales generated by our www.radioshack.com website and our Mexican subsidiary, sales to commercial customers, and sales to other third parties through our global sourcing and manufacturing operations.

	Year Ended December 31,
(In millions)	2010	2009	2008
Net sales and operating revenues:
U.S. RadioShack company-operated stores	$3,808.2	$3,650.9	$3,611.1
Kiosks	271.6	250.0	283.5
Other (1)	392.9	375.1	329.9
	$4,472.7	$4,276.0	$4,224.5

Operating income:
U.S. RadioShack company-operated stores	$675.4	$702.8	$716.4
Kiosks	21.2	15.4	8.4
Other (1)	41.8	39.9	44.1
	738.4	758.1	768.9

Unallocated (2) (3)	(363.0)	(388.7)	(446.7)
Operating income	375.4	369.4	322.2

Interest income	2.6	4.8	14.6
Interest expense	(41.9)	(44.1)	(34.9)
Other loss	--	(1.6)	(2.4)
Income before income taxes	$336.1	$328.5	$299.5

Depreciation and amortization:
U.S. RadioShack company-operated stores	$45.4	$45.8	$52.9
Kiosks	2.3	3.2	5.8
Other	3.7	5.8	1.8
	51.4	54.8	60.5
Unallocated (4)	32.8	38.1	38.6
	$84.2	$92.9	$99.1

(1)	Net sales and operating revenues and operating income for 2010 and 2009 include the consolidation of our Mexican subsidiary.
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

(3)	Unallocated operating income for 2008 includes net charges aggregating $12.1 million associated with the amended lease for our corporate headquarters.
(4)	Depreciation and amortization included in the unallocated category primarily relate to our information technology assets.

Product Sales Information: Our consolidated net sales and operating revenues are summarized by groups of similar products and services, as follows:

	Consolidated Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2010		2009		2008
Wireless	$2,128.2	47.6%	$1,634.3	38.2%	$1,388.5	32.9%
Accessory	858.2	19.2	1,036.3	24.2	1,140.0	27.0
Modern home	516.6	11.5	585.3	13.7	556.8	13.2
Personal electronics	412.5	9.2	463.6	10.9	565.4	13.4
Power	222.0	5.0	225.3	5.3	243.1	5.7
Technical	179.5	4.0	181.3	4.2	184.5	4.4
Service	130.3	2.9	114.5	2.7	93.8	2.2
Other sales	25.4	0.6	35.4	0.8	52.4	1.2
Consolidated net sales and operating revenues	$4,472.7	100.0%	$4,276.0	100.0%	$4,224.5	100.0%

NOTE 17 – QUARTERLY DATA (UNAUDITED)

As our operations are predominantly retail oriented, our business is subject to seasonal fluctuations, with the fourth quarter generally being the most significant in terms of sales and profits because of the winter holiday selling season.

	Three Months Ended
(In millions, except per share amounts)	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Year ended December 31, 2010:

Net sales and operating revenues	$1,041.7	$1,011.4	$1,051.8	$1,367.8
Cost of products sold	549.8	530.8	574.8	806.7
Gross profit	491.9	480.6	477.0	561.1

SG&A expense	380.7	364.5	371.1	438.4
Depreciation and amortization	20.1	19.4	18.5	18.5
Impairment of long-lived assets	0.3	0.4	2.4	0.9
Total operating expenses	401.1	384.3	392.0	457.8

Operating income	90.8	96.3	85.0	103.3

Interest income	0.6	0.7	0.8	0.5
Interest expense	(9.9)	(10.7)	(10.4)	(10.9)
Income before taxes	81.5	86.3	75.4	92.9

Income tax expense	31.4	33.3	29.4	35.9
Net income	$50.1	$53.0	$46.0	$57.0

Net income per share:
Basic	$0.40	$0.42	$0.38	$0.52
Diluted	$0.39	$0.41	$0.37	$0.51

Shares used in computing net income per share:
Basic	125.7	125.8	121.0	109.8
Diluted	127.9	128.2	123.1	111.9

	Three Months Ended
(In millions, except per share amounts)	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Year ended December 31, 2009:

Net sales and operating revenues	$1,002.1	$965.7	$990.0	$1,318.2
Cost of products sold	534.5	520.9	518.9	739.2
Gross profit	467.6	444.8	471.1	579.0

SG&A expense	365.8	335.7	380.7	425.7
Depreciation and amortization	21.5	21.1	20.5	20.6
Impairment of long-lived assets	0.2	0.3	0.5	0.5
Total operating expenses	387.5	357.1	401.7	446.8

Operating income	80.1	87.7	69.4	132.2

Interest income	1.5	1.5	0.9	0.9
Interest expense	(11.5)	(11.1)	(11.2)	(10.3)
Other loss	--	--	(1.6)	--
Income before taxes	70.1	78.1	57.5	122.8

Income tax expense	27.0	29.3	20.1	47.1
Net income	$43.1	$48.8	$37.4	$75.7

Net income per share:

Basic and diluted	$0.34	$0.39	$0.30	$0.60

Shares used in computing income per share:
Basic	125.4	125.4	125.5	125.5
Diluted	125.4	125.8	126.3	127.1

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

3.1
Certificate of Amendment of Restated Certificate of Incorporation of RadioShack Corporation(1) dated May 18, 2000 (filed as Exhibit 3a to RadioShack’s Form 10-Q filed on August 11, 2000, and incorporated herein by reference).

3.2
Restated Certificate of Incorporation of RadioShack Corporation(1) dated July 26, 1999 (filed as Exhibit 3a(i) to RadioShack’s Form 10-Q filed on August 11, 1999, and incorporated herein by reference).

3.3
Certificate of Elimination of Series C Conversion Preferred Stock of RadioShack Corporation(1) dated July 26, 1999 (filed as Exhibit 3a(ii) to RadioShack’s Form 10-Q filed on August 11, 1999, and incorporated herein by reference).

3.4
Amended Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of RadioShack Corporation(1) dated July 26, 1999 (filed as Exhibit 3a(iii) to RadioShack’s Form 10-Q filed on August 11, 1999, and incorporated herein by reference).

3.5
Certificate of Designations of Series B TESOP Convertible Preferred Stock dated June 29, 1990 (filed as Exhibit 4A to RadioShack's Form S-8 for the RadioShack Corporation Incentive Stock Plan, Reg. No. 33-51603, filed on November 12, 1993, and incorporated herein by reference).

3.6	RadioShack Corporation Bylaws, amended and restated as of November 4, 2010 (filed as Exhibit 3.1 to RadioShack’s Form 8-K filed on November 10, 2010, and incorporated herein by reference).
4.1
Indenture, dated as of May 11, 2001, between RadioShack Corporation, as Issuer, and The Bank of New York, as Trustee (filed as Exhibit 4.1 to RadioShack’s Form S-4 filed on June 8, 2001, and incorporated herein by reference).

4.2	Form of New Note due 2011 (filed as Exhibit 4.2 to RadioShack’s Form S-4 filed on June 8, 2001, and incorporated herein by reference).
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

10.3
Confirmation for Convertible Bond Hedging Transactions, dated August 12, 2008, between Citibank, N.A. and RadioShack Corporation (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on August 18, 2008, and incorporated herein by reference).

10.4
Confirmation for Convertible Bond Hedging Transactions, dated August 12, 2008, between Bank of America, N.A. and RadioShack Corporation (filed as Exhibit 10.4 to RadioShack’s Form 8-K filed on August 18, 2008, and incorporated herein by reference).

Exhibit Number	Description
10.5
Five Year Credit Agreement, dated as of June 12, 2006, among RadioShack Corporation, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent and Paying Agent, Bank of America, N.A., as Administrative Agent and Initial Issuing Bank, Wachovia Bank, National Association, as Co-Syndication Agent and Initial Issuing Bank, Wells Fargo Bank, N.A., as Co-Syndication Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Bookrunners (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on June 16, 2006, and incorporated herein by reference).

10.6
Credit Agreement, dated as of January 4, 2011, among RadioShack Corporation, the Facility Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent for itself and the other Lenders (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on January 7, 2011, and incorporated herein by reference).

10.7
Security Agreement, dated as of January 4, 2011, among RadioShack Corporation, the Facility Guarantors party thereto, and Bank of America, N.A., as Administrative Agent for the Secured Parties (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on January 7, 2011, and incorporated herein by reference).

10.8
Guaranty Agreement, dated as of January 4, 2011, among the Facility Guarantors party thereto, for the benefit of Bank of America, N.A., as Administrative Agent for itself and the other Secured Parties (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on January 7, 2011, and incorporated herein by reference).

10.9
Overnight Share Repurchase Agreement, dated as of August 5, 2005, between RadioShack Corporation and Bank of America, N.A. (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on August 8, 2005, and incorporated herein by reference).

10.10 (5)
Confirmation for Accelerated Share Repurchase Transaction, dated as of August 23, 2010, by and between Bank of America, N.A. and RadioShack Corporation (filed as Exhibit 10.1 to RadioShack’s Form 10-Q filed on October 25, 2010, and incorporated herein by reference).

10.11 (5)
Confirmation for Accelerated Share Repurchase Transaction, dated as of August 23, 2010, by and among Wells Fargo Securities, LLC, Wells Fargo Bank, N.A. and RadioShack Corporation (filed as Exhibit 10.2 to RadioShack’s Form 10-Q filed on October 25, 2010, and incorporated herein by reference).

10.12
Purchase and Sale Agreement, dated as of June 25, 2008, between RadioShack Corporation and Tarrant County College District (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on June 25, 2008, and incorporated herein by reference).

10.13
Amended and Restated Lease, dated as of June 25, 2008, between Tarrant County College District as Landlord, and RadioShack Corporation, as Tenant (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on June 25, 2008, and incorporated herein by reference).

10.14
First Amendment to Lease, effective as of March 11, 2010, by and between Tarrant County College District as Landlord, and RadioShack Corporation as Tenant (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on March 18, 2010, and incorporated herein by reference).

10.15
Second Amendment to Lease, dated for all purposes as of July 12, 2010, by and between Tarrant County College District as Landlord, and RadioShack Corporation as Tenant (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on July 12, 2010, and incorporated herein by reference).

10.16
Stock Purchase Agreement, made as of December 15, 2008, by and among Tandy International Corporation, ITC Services, Inc., and Grupo Gigante, S.A.B. de C.V. (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on December 16, 2008, and incorporated herein by reference).

10.17 (2)	RadioShack Corporation(1) Officers Deferred Compensation Plan as restated July 10, 1992 (filed as Exhibit 10d to RadioShack’s Form 10-K filed on March 30, 1994, and incorporated herein by reference).
10.18 (2)
Second Amended and Restated RadioShack Corporation Officers Deferred Compensation Plan, effective as of December 31, 2008 (filed as Exhibit 10.54 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.19 (2)	RadioShack Corporation 1993 Incentive Stock Plan as amended (filed as Exhibit 10a to RadioShack's Form 10-Q filed on November 14, 2001, and incorporated herein by reference).
10.20 (2)
Salary Continuation Plan for Executive Employees of RadioShack Corporation(1) and Subsidiaries (Restated) (filed as Exhibit 10a to RadioShack’s Form 10-K filed on March 30, 1994, and incorporated herein by reference).

10.21(2)
Second Amended and Restated Salary Continuation Plan for Executive Employees of RadioShack Corporation and Subsidiaries, effective as of December 31, 2008 (filed as Exhibit 10.53 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.22 (2)
Forms of Termination Protection Agreements for (i) Corporate Executives, (ii) Division Executives, and (iii) Subsidiary Executives (filed as Exhibit 10m to RadioShack's (1) Form 10-Q filed on August 11, 1995, and incorporated herein by reference).

Exhibit Number	Description
10.23 (2) (3)	Second Amended and Restated Termination Protection Agreement for Corporate Executives, by and between RadioShack Corporation and James F. Gooch, effective as of December 31, 2010.
10.24 (2)	Amended and Restated RadioShack Corporation 1997 Incentive Stock Plan (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).
10.25 (2)	Form of Restricted Stock Agreement under RadioShack Corporation 1997 Incentive Stock Plan (filed as Exhibit 10a to RadioShack’s Form 10-Q filed on May 6, 2005, and incorporated herein by reference).
10.26 (2)	Form of September 30, 1997 Deferred Compensation Agreement (filed as Exhibit 10aa to RadioShack's(1) Form 10-Q filed on May 13, 1998, and incorporated herein by reference).
10.27 (2)	Amended and Restated RadioShack Corporation 1999 Incentive Stock Plan (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).
10.28 (2)
RadioShack Corporation Unfunded Deferred Compensation Plan for Directors as amended and restated July 22, 2000 (filed as Exhibit 10x to RadioShack’s Form 10-K filed on March 28, 2003, and incorporated herein by reference).

10.29 (2)
Second Amended and Restated RadioShack Corporation Unfunded Deferred Compensation Plan for Directors, effective as of December 31, 2008 (filed as Exhibit 10.57 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.30 (2)	Amended and Restated RadioShack Corporation 2001 Incentive Stock Plan (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).
10.31 (2)
Death Benefit Agreement effective December 27, 2001, among Leonard H. Roberts, Laurie Roberts and RadioShack Corporation (filed as Exhibit 10(a) to RadioShack’s Form 10-Q filed on May 13, 2002, and incorporated herein by reference).

10.32 (2)
RadioShack 2004 Annual and Long-Term Incentive Compensation Plan (the written description of which is contained on pages 26 through 29 of RadioShack's Proxy Statement filed on April 8, 2004, for the 2004 Annual Meeting of Stockholders, and incorporated herein by reference).

10.33 (2)
Amendment to RadioShack 2004 Annual and Long-Term Incentive Compensation Plan (the written description of which is contained on pages 32 and 33 of RadioShack's Proxy Statement filed on April 12, 2007, and incorporated herein by reference).

10.34 (2)
Third Amended and Restated RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors, effective as of December 31, 2008 (filed as Exhibit 10.58 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.35 (2)
Form of Notice of Grant of Deferred Stock Units and Deferred Stock Unit Agreement under the RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on June 6, 2005, and incorporated herein by reference).

10.36 (2)	Form of Incentive Stock Plan(s) Stock Option Agreement for Officers (filed as Exhibit 10(a) to RadioShack’s Form 10-Q filed on November 5, 2004, and incorporated herein by reference).
10.37 (2)	RadioShack Corporation Long-Term Incentive Plan (filed as Exhibit 10.4 to RadioShack’s Form 8-K filed on February 28, 2005, and incorporated herein by reference).
10.38 (2)	Form of Indemnification Agreement (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on June 6, 2005, and incorporated herein by reference).
10.39 (2)	RadioShack Corporation Officer’s Supplemental Executive Retirement Plan (filed as Exhibit 10.52 to RadioShack’s Form 10-K filed on March 15, 2006, and incorporated herein by reference).
10.40 (2)
Form of RadioShack Corporation Officer’s Supplemental Executive Retirement Plan Agreement (filed as Exhibit 10.53 to RadioShack’s Form 10-K filed on March 15, 2006, and incorporated herein by reference).

10.41 (2)
Form of RadioShack Corporation Officer’s Supplemental Executive Retirement Plan Agreement for Existing Participants in the Salary Continuation Plan (filed as Exhibit 10.54 to RadioShack’s Form 10-K filed on March 15, 2006, and incorporated herein by reference).

10.42 (2)
First Amended and Restated RadioShack Corporation Officer’s Supplemental Executive Retirement Plan (filed as Exhibit 10.59 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.43 (2) (3)	Second Amended and Restated RadioShack Corporation Officer’s Supplemental Executive Retirement Plan, effective as of December 31, 2010.
10.44 (2)	RadioShack Corporation Officers’ Severance Program (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on May 23, 2006, and incorporated herein by reference).
10.45 (2)
 First Amended and Restated RadioShack Corporation Officers' Severance Program, effective as of December 31, 2008 (filed as Exhibit 10.56 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

Exhibit Number	Description
10.46 (2) (3)	Second Amended and Restated RadioShack Corporation Officers’ Severance Program, effective as of December 31, 2010.
10.47 (2)	Letter Agreement, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).
10.48 (2)
Incentive Stock Plan Non-Qualified Stock Option Agreement under the 1997 Incentive Stock Plan, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.49 (2)
Incentive Stock Plan Non-Qualified Stock Option Agreement under the 1999 Incentive Stock Plan, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.50 (2)
Incentive Stock Plan Non-Qualified Stock Option Agreement under the 2001 Incentive Stock Plan, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.4 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.51 (2)
Incentive Stock Plan Non-Qualified Stock Option Agreement, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.5 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.52 (2)
Incentive Stock Plan Non-Qualified Stock Option Agreement, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.6 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.53 (2)
Agreement on Nonsolicitation, Confidentiality, Noncompetition and Intellectual Property, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.7 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.54 (2)
Employment Offer Letter to James F. Gooch from RadioShack Corporation, dated July 27, 2006 (filed as Exhibit 10.8 to RadioShack’s Form 10-Q filed on October 25, 2006, and incorporated herein by reference).

10.55 (2) (3)	Agreement, dated January 21, 2011, between RadioShack Corporation and James F. Gooch.
10.56 (2)
Description of Long-Term Incentive Performance Measures for the 2008 through 2010 Performance Cycle (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on February 26, 2008, and incorporated herein by reference).

10.57 (2)	RadioShack Corporation 2007 Restricted Stock Plan (included as Appendix A to RadioShack's Proxy Statement filed on April 12, 2007, and incorporated herein by reference).
10.58 (2)
Form of Restricted Stock Agreement under the RadioShack Corporation 2007 Restricted Stock Plan (filed as Exhibit 10.2 to RadioShack's Form 8-K filed on May 18, 2007, and incorporated herein by reference).

10.59 (2)
Employment Offer Letter to Bryan Bevin from RadioShack Corporation, dated December 11, 2007, as modified effective September 11, 2008 (filed as Exhibit 10.67 to RadioShack’s Form 10-K filed on February 26, 2008, and Item 5.02 of RadioShack’s Form 8-K filed on September 17, 2008, and incorporated herein by reference).

10.60 (2)
Employment Offer Letter to Lee D. Applbaum from RadioShack Corporation, dated August 13, 2008 (filed as Exhibit 10.54 to RadioShack’s Form 10-K filed on February 22, 2010, and incorporated herein by reference).

10.61 (2) (3)	Employment Offer Letter to Sharon S. Stufflebeme from RadioShack Corporation, dated May 20, 2009.
10.62 (2)
Employment Offer Letter to Scott E. Young from RadioShack Corporation, dated March 18, 2010 (filed as Exhibit 99.2 to RadioShack’s Form 8-K filed on April 6, 2010, and incorporated herein by reference).

10.63 (2) (3)	Employment Offer Letter to Mary Ann Doran from RadioShack Corporation, dated May 28, 2010.
10.64 (2) (3)	Third Amended and Restated RadioShack Corporation Termination Protection Plan (Level I), effective as of December 31, 2010.
10.65 (2)	2009 RadioShack Corporation Annual & Long-Term Incentive Compensation Plan (included as Appendix A to RadioShack’s Proxy Statement filed on April 17, 2009, and incorporated herein by reference).
10.66 (2)	RadioShack Corporation 2009 Incentive Stock Plan (included as Appendix B to RadioShack's Proxy Statement filed on April 17, 2009, and incorporated herein by reference).
10.67 (2)
Form of Stock Option Agreement under the RadioShack Corporation 2009 Incentive Stock Plan (filed as Exhibit 10.3 to RadioShack's Form 10-Q filed on July 27, 2009, and incorporated herein by reference).

10.68 (2)
Form of Restricted Stock Agreement under the RadioShack Corporation 2009 Incentive Stock Plan (filed as Exhibit 10.59 to RadioShack’s Form 10-K filed on February 22, 2010 and incorporated herein by reference).

Exhibit Number	Description
10.69 (2)
Form of Restricted Stock Unit Agreement under the RadioShack Corporation 2009 Incentive Stock Plan (filed as Exhibit 10.60 to RadioShack’s Form 10-K filed on February 22, 2010 and incorporated herein by reference).

10.70 (2) (3)	RadioShack Corporation 2011 Executive Deferred Compensation Plan, effective as of December 1, 2010.
21 (3)	RadioShack Significant Subsidiaries.
23 (3)	Consent of PricewaterhouseCoopers LLP.
31(a) (3)	Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.
31(b) (3)	Rule 13a-14(a) Certification of the Chief Financial Officer of RadioShack Corporation.
32 (3)	Section 1350 Certifications.(4)

(1)	RadioShack Corporation was known as Tandy Corporation until May 18, 2000.
(2)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
(3)	Filed with this report.
(4)
These certifications shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. These certifications shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates them by reference.

(5)	Portions of this exhibit have been redacted and have been filed separately with the SEC pursuant to a request for confidential treatment.