Form 10-Q
period 2011-03-31
RADIOSHACK CORP
filed 2011-04-25
CIK 96289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

(Registrant's telephone number, including area code) (817) 415-3011
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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on April 15, 2011 was 106,055,732.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2011	2010
Net sales and operating revenues	$1,063.3	$1,041.7
Cost of products sold (includes depreciation amounts of $1.7 million and $2.0 million, respectively)	587.3	549.8
Gross profit	476.0	491.9

Operating expenses:
Selling, general and administrative	386.0	380.7
Depreciation and amortization	18.5	20.1
Impairment of long-lived assets	0.4	0.3
Total operating expenses	404.9	401.1

Operating income	71.1	90.8

Interest income	0.3	0.6
Interest expense	(9.7)	(9.9)
Other loss	(4.1)	--

Income before income taxes	57.6	81.5
Income tax expense	22.5	31.4

Net income	$35.1	$50.1

Net income per share:

Basic	$0.33	$0.40

Diluted:	$0.33	$0.39

Shares used in computing net income per share:

Basic	106.2	125.7

Diluted	107.4	127.9

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In millions, except for share amounts)	March 31, 2011	December 31, 2010	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$326.2	$569.4	$871.8
Accounts and notes receivable, net	249.3	377.5	280.5
Inventories	737.9	723.7	688.7
Other current assets	102.4	108.1	113.0
Total current assets	1,415.8	1,778.7	1,954.0

Property, plant and equipment, net	267.4	274.3	271.7
Goodwill, net	42.7	41.2	41.2
Other assets, net	81.5	81.2	89.6
Total assets	$1,807.4	$2,175.4	$2,356.5

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$--	$308.0	$--
Accounts payable	221.9	272.4	207.8
Accrued expenses and other current liabilities	261.0	318.0	291.4
Income taxes payable	17.9	9.7	26.9
Total current liabilities	500.8	908.1	526.1

Long-term debt, excluding current maturities	335.7	331.8	630.7
Other non-current liabilities	89.0	93.0	91.9
Total liabilities	925.5	1,332.9	1,248.7

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 146,033,000, 146,033,000, and 191,033,000 shares issued, respectively	146.0	146.0	191.0
Additional paid-in capital	142.9	147.3	163.7
Retained earnings	1,537.6	1,502.5	2,374.0
Treasury stock, at cost; 39,997,000, 40,260,000, and 65,653,000 shares, respectively	(942.3)	(949.0)	(1,617.9)
Accumulated other comprehensive loss	(2.3)	(4.3)	(3.0)
Total stockholders’ equity	881.9	842.5	1,107.8
Total liabilities and stockholders’ equity	$1,807.4	$2,175.4	$2,356.5

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,
(In millions)	2011	2010
Cash flows from operating activities:
Net income	$35.1	$50.1
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	20.2	22.1
Amortization of discount on convertible notes	3.9	3.6
Impairment of long-lived assets	0.4	0.3
Stock-based compensation	1.3	5.1
Other non-cash items	1.1	1.4
Changes in operating assets and liabilities:
Accounts and notes receivable	132.0	42.4
Inventories	(3.9)	(8.0)
Other current assets	7.4	3.0
Accounts payable, accrued expenses, income taxes payable and other	(136.7)	(134.6)
Net cash provided by (used in) operating activities	60.8	(14.6)

Cash flows from investing activities:
Additions to property, plant and equipment	(14.5)	(12.3)
Net cash used in investing activities	(14.5)	(12.3)

Cash flows from financing activities:
Repayments of borrowings	(306.8)	--
Changes in cash overdrafts	16.7	(10.6)
Proceeds from exercise of stock options	0.6	1.1
Net cash used in financing activities	(289.5)	(9.5)

Net decrease in cash and cash equivalents	(243.2)	(36.4)
Cash and cash equivalents, beginning of period	569.4	908.2
Cash and cash equivalents, end of period	$326.2	$871.8

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Throughout this report, the terms “our,” “we,” “us,” “Company,” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We prepared the accompanying unaudited interim consolidated financial statements, which include the accounts of RadioShack Corporation and all majority-owned domestic and foreign subsidiaries, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three month periods ended March 31, 2011 and 2010, do not necessarily indicate the results you might expect for the full year. For further information, refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 – INDEBTEDNESS AND BORROWING FACILITIES

2016 Credit Facility: On January 4, 2011, we terminated our $325 million credit facility and entered into a five-year, $450 million revolving credit agreement (“2016 Credit Facility”) with a group of lenders with Bank of America, N.A., as administrative agent. The 2016 Credit Facility expires on January 4, 2016. The 2016 Credit Facility may be used for general corporate purposes and the issuance of letters of credit. This facility is secured by substantially all of the Company’s inventory, accounts receivable, cash and cash equivalents, and certain other personal property.

Borrowings under the 2016 Credit Facility are subject to a borrowing base of certain secured assets and bear interest at a bank’s prime rate plus 1.25% to 1.75% or LIBOR plus 2.25% to 2.75%. The applicable rates in these ranges are based on the aggregate average availability under the facility.

The 2016 Credit Facility also contains a $150 million sub-limit for the issuance of standby and commercial letters of credit. Issued letters of credit will reduce the amount available under the facility. Letter of credit fees are 2.25% to 2.75% for standby letters of credit or 1.125% to 1.375% for commercial letters of credit.

We pay commitment fees to the lenders at an annual rate of 0.50% of the unused amount of the facility. As of March 31, 2011, no borrowings had been made under the facility, and letters of credit totaling $32.8 million had been issued.

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

2011 Notes: In March 2011, we redeemed all of our 7.375% notes that would have matured on May 15, 2011 (“2011 Notes”). The redemption of these notes resulted in a loss on extinguishment of debt of $4.1 million classified as other loss on our consolidated statements of income.

NOTE 3 – NET INCOME PER SHARE

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

The following table reconciles the numerator and denominator used in the basic and diluted net income per share calculations for the periods presented:

	Three Months Ended March 31,
(In millions, except per share amounts)	2011	2010

Numerator:
Net income	$35.1	$50.1

Denominator:
Weighted-average common shares outstanding	106.2	125.7
Dilutive effect of stock-based awards	1.2	2.2
Weighted average shares for diluted net income per share	107.4	127.9

Basic net income per share	$0.33	$0.40

Diluted net income per share	$0.33	$0.39

Common stock equivalents that were not included in the calculation of diluted net income per share:
Employee stock options (1)	2.0	2.4
Warrants to purchase common stock (1)	15.5	15.5
Convertible debt instruments (2)	15.5	15.5

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

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2011, was $37.1 million compared with $53.6 million for the same period last year. In addition to net income, the other components of comprehensive income, all net of tax, were foreign currency translation adjustments and the amortization of a prior year gain on a cash flow hedge.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments under the Financial Accounting Standards Board’s (“FASB”) accounting guidance on the accounting for derivative instruments and hedging activities. We do not hold or issue derivative financial instruments for trading or speculative purposes. To qualify for hedge accounting, derivatives must meet defined correlation and effectiveness criteria, be designated as a hedge, and result in cash flows and financial statement effects that substantially offset those of the position being hedged.

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

Interest Rate Swap Agreements: We use interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates. In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100 million and $50 million, respectively, and both with maturities in May 2011. These swaps effectively converted a portion of our long-term fixed rate debt to a variable rate. We entered into these agreements to balance our fixed versus floating rate debt portfolio to continue to take advantage of lower short-term interest rates. Under these agreements, we have contracted to pay a variable rate of LIBOR plus a markup and to receive an annual fixed rate of 7.375%.

The final measurement date on these contracts was February 15, 2011. Therefore, the cash flows from these contracts are fixed through their expiration dates and no longer fluctuate with interest rate changes.

We intend to hold these instruments until their maturities. Changes in fair value of these instruments are recorded in earnings as an adjustment to interest expense. These adjustments resulted in increases in interest expense of $1.3 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively.

NOTE 6 – FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Basis of Fair Value Measurements
	Fair Value of Assets (Liabilities)	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(In millions)

As of March 31, 2011
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps (1) (2)	$0.6	--	$0.6	--

As of December 31, 2010
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps (1) (2)	$1.9	--	$1.9	--

As of March 31, 2010
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps (1) (3)	$4.9	--	$4.9	--

(1)	These interest rate swaps served as economic hedges on our 2011 Notes
(2)	Included in other current assets
(3)	Included in other assets, net

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

Carrying amounts and the related estimated fair value of our debt financial instruments are as follows:

	March 31, 2011		December 31, 2010
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$335.7	$384.4	$639.8	$713.1

The fair value of our 2.5% convertible notes due in 2013 was $383.4 million at March 31, 2011, compared with $400.7 million at December 31, 2010. The fair value of the 2011 Notes was $311.4 million at December 31, 2010.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Basis of Fair Value Measurements
	Fair Value of Assets (Liabilities)	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(In millions)

Three Months Ended March 31, 2011
Long-lived assets held and used	$0.3	--	--	$0.3

For the three months ended March 31, 2011, long-lived assets held and used in certain locations of our U.S. RadioShack company-operated stores segment with a total carrying value of $0.7 million were written down to their fair value of $0.3 million, resulting in an impairment charge of $0.4 million that was included in earnings for the period. The inputs used to calculate the fair value of these long-lived assets included the projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On October 10, 2008, the Los Angeles County Superior Court granted our second Motion for Class Decertification in the class action lawsuit of Brookler v. RadioShack Corporation. Plaintiffs’ claims that we violated California's wage and hour laws relating to meal periods were originally certified as a class action on February 8, 2006. Our first Motion for Decertification of the class was denied on August 29, 2007. After a California Appellate Court's favorable decision in the similar case of Brinker Restaurant Corporation v. Superior Court, we again sought class decertification. Based on the California Appellate Court’s decision in Brinker, the trial court granted our second motion. The plaintiffs in Brookler have appealed this ruling. Due to the unsettled nature of California state law regarding the employers’ standard of liability for meal periods, we and the Brookler plaintiffs requested that the California appellate court stay its ruling on the plaintiffs’ appeal of the class decertification ruling, pending the California Supreme Court’s decision in Brinker. The appellate court denied this joint motion and then heard oral arguments for this matter on August 5, 2010. On August 26, 2010, the Court of Appeals reversed the trial court’s decertification of the class, and our Petition for Rehearing was denied on September 14, 2010. On September 28, 2010, we filed a Petition for Review with the California Supreme Court, which granted review and placed the matter on hold pending its decision in the Brinker matter. The outcome of this action is uncertain and the ultimate resolution of this matter could have a material adverse effect on our financial position, results of operations, and cash flows in the period in which any such resolution is recorded.

We notified T-Mobile that they had breached their agreement with us. Under the agreement, T-Mobile had until March 21, 2011, to cure the breaches. On March 23, 2011, we announced that we had entered into an agreement with T-Mobile on March 18, 2011, to extend the cure period through April 4, 2011. We are continuing discussions with T-Mobile concerning resolution of their breaches. The outcome of this action is uncertain and the ultimate resolution of this matter could have a material adverse effect on our results of operations, financial condition and business operations.

In November 2010, RadioShack received the first of four putative class action lawsuits in California (Sosinov v. RadioShack, Los Angeles Superior Court; Bitter v. RadioShack, Federal District Court, Central District of California; Knutson v. RadioShack, Federal District Court, Southern District of California; Grant v. RadioShack, San Francisco Superior Court), seeking damages under the Song-Beverly Credit Card Act (the “Act”). Plaintiffs claim that under one section of the Act, retailers such as RadioShack are prohibited from recording certain personal identification information regarding their customers while processing credit card transactions unless certain statutory exceptions are present. The Act states that any person who violates this section shall be subject to a civil penalty not to exceed two hundred fifty dollars ($250) for the first violation and one thousand dollars ($1,000) for each subsequent transaction. In each matter, plaintiffs allege that RadioShack violated the Act by asking them for personal identification information, which plaintiffs further allege that RadioShack recorded. These matters are in an early stage and discovery has just begun. RadioShack is vigorously defending these matters, but since no discovery has yet taken place, the Company is unable to determine the likely outcome of these matters.

We have various other pending claims, lawsuits, disputes with third parties, investigations and actions incidental to the operation of our business. Although occasional adverse settlements or resolutions may occur and negatively affect earnings in the period or year of settlement, it is our belief that their ultimate resolution will not materially adversely affect our financial position or liquidity.

NOTE 8 – SEGMENT REPORTING

We have two reportable segments, U.S. RadioShack company-operated stores and kiosks. The U.S. RadioShack company-operated stores segment consists solely of our 4,467 U.S. company-operated retail stores, all operating under the RadioShack brand name. Our kiosks segment consists of our network of 1,304 kiosks located in Target and Sam’s Club stores. Both of our reportable segments engage in the sale of consumer electronics products; however, our kiosks primarily offer wireless products. These reportable segments are managed separately due to our kiosks’ narrow product offering.

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

	Three Months Ended March 31,
(In millions)	2011	2010
Net sales and operating revenues:
U.S. RadioShack company-operated stores	$895.2	$899.7
Kiosks	86.1	57.2
Other	82.0	84.8
	$1,063.3	$1,041.7

Operating income:
U.S. RadioShack company-operated stores	$152.0	$163.8
Kiosks	2.0	8.5
Other	5.6	10.0
	159.6	182.3

Unallocated (1)	(88.5)	(91.5)
Operating income	71.1	90.8

Interest income	0.3	0.6
Interest expense	(9.7)	(9.9)
Other loss	(4.1)	--
Income before income taxes	$57.6	$81.5

(1)
The unallocated category included in operating income relates to our overhead and corporate expenses that are not allocated to our operating segments for management reporting purposes. Unallocated costs include corporate departmental expenses such as labor and benefits, as well as advertising, insurance, distribution, and information technology costs plus certain unusual or infrequent gains or losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”).

This MD&A section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and capital resources, and certain factors that may affect our future results of operations, including economic and industry-wide factors. You should read this MD&A in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, of this Quarterly Report, as well as with our Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

First Quarter Summary
Net sales and operating revenues increased $21.6 million, or 2.1%, to $1,063.3 million when compared with the same period last year. Comparable store sales decreased 0.6%. Our increase in sales was primarily driven by sales in our new Target Mobile centers and increases in our Sprint and AT&T postpaid wireless businesses, but these increases were partially offset by decreased sales in our T-Mobile postpaid wireless business and decreased sales of digital televisions, digital television converter boxes, and digital music players.

Gross margin decreased 240 basis points from the first quarter of 2010 to 44.8%. This decrease was primarily driven by a change in our sales mix towards certain lower margin mobile devices and the underperformance of our T-Mobile postpaid business. Gross margin was also negatively affected by the transition of our kiosks segment from Sam’s Club kiosks to Target Mobile centers.

Selling, general and administrative (“SG&A”) expense increased $5.3 million to $386.0 million when compared with the same period last year. As a percentage of net sales and operating revenues, SG&A decreased 20 basis points from the same period last year to 36.3%. The increase in SG&A expense for the first quarter was primarily driven by increased compensation expense related to additional employees to support our additional 787 Target Mobile centers, which was partially offset by decreased stock-based compensation expense.

As a result of the factors above, operating income decreased $19.7 million, or 21.7%, to $71.1 million when compared with the first quarter of 2010.

Net income decreased $15.0 million, or 29.9%, to $35.1 million when compared with the first quarter of 2010. Net income per diluted share was $0.33, compared with $0.39 for the same period last year.

Adjusted EBITDA decreased $21.6 million, or 19.1%, to $91.3 million when compared with the first quarter of 2010.

	Three Months Ended
	March 31,
(In millions)	2011	2010
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA(1)	$91.3	$112.9

Interest expense, net of interest income	(9.4)	(9.3)
Income tax expense	(22.5)	(31.4)
Depreciation and amortization	(20.2)	(22.1)
Other loss	(4.1)	--
Net income	$35.1	$50.1

(1)
Adjusted EBITDA, a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation, and amortization. Our calculation of adjusted EBITDA is also adjusted for other income or loss and cumulative effects of changes in accounting principles, if applicable. The comparable financial measure to adjusted EBITDA under GAAP is net income. Adjusted EBITDA is used by management to evaluate the operating performance of our business for comparable periods and is a metric used in the computation of annual and long-term incentive compensation bonuses. Adjusted EBITDA should not be used by investors or others as the sole basis for formulating investment decisions, as it excludes a number of important items. We compensate for this limitation by using GAAP financial measures as well in managing our business. In the view of management, adjusted EBITDA is an important indicator of operating performance because adjusted EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest, depreciation costs, and other losses.

RadioShack Retail Outlets
The table below shows our retail locations allocated among U.S. and Mexico company-operated stores, kiosks, and dealer and other outlets at the following dates:

	March 31, 2011	Dec. 31, 2010	Sep. 30, 2010	June 30, 2010	March 31, 2010
U.S. RadioShack company-operated stores	4,467	4,486	4,475	4,469	4,475
Kiosks (1) (2)	1,304	1,267	945	533	555
Mexico RadioShack company-operated stores	212	211	206	203	206
Dealer and other outlets	1,175	1,219	1,244	1,267	1,301
Total number of retail locations	7,158	7,183	6,870	6,472	6,537

(1)
In February 2009, we signed a contract extension with Sam’s Club through March 31, 2011, with a transition period ending June 30, 2011, to continue operating kiosks in certain Sam’s Club stores. As of March 31, 2011, we operated 417 of these kiosks. This transition began on April 1, 2011, and will conclude on June 30, 2011, with the assignment to Sam’s Club of all remaining kiosks operated by the Company in Sam’s Club stores.

(2)
In 2009 we conducted a test program of kiosks in approximately 100 Target stores. In the third quarter of 2010 we signed a multi-year agreement with Target Corporation to operate wireless kiosks in certain Target stores. In August 2010, we began opening Target Mobile centers with the objective of operating kiosks in the majority of Target stores nationwide by mid-2011. We operated 887 and 850 Target Mobile centers at March 31, 2011, and December 31, 2010, respectively, and we expect to operate Target Mobile centers in approximately 1,450 Target stores by June 30, 2011.

Net Sales and Operating Revenues
Consolidated net sales and operating revenues for our two reportable segments and other sales are as follows:

	Three Months Ended
	March 31,
(In millions)	2011	2010

U.S. RadioShack company-operated stores	$895.2	$899.7
Kiosks	86.1	57.2
Other	82.0	84.8
Consolidated net sales and operating revenues	$1,063.3	$1,041.7

Consolidated net sales and operating revenues increase	2.1%	4.0%
Comparable store sales(1) (decrease) increase	(0.6%)	4.7%

(1)	Comparable store sales include the sales of U.S. and Mexico RadioShack company-operated stores as well as kiosks with more than 12 full months of recorded sales.

Product Platform Consolidation

To reflect more closely how we manage our merchandise and product assortment, we have consolidated our product platform reporting structure into three platforms:  mobility, signature and consumer electronics.

These platforms include the following product categories:

•
Mobility:  The mobility platform consists of many products and services that were formerly in our wireless platform. The mobility platform includes postpaid and prepaid wireless handsets, commissions, residual income, prepaid wireless airtime, e-readers, netbooks with embedded network capability and tablet computers. Our GPS and scanners categories, which were previously included in our wireless platform, are now included in our consumer electronics platform.

•
Signature:  The signature platform consists of many products and services that were previously in our accessory, power, service and technical platforms. The signature platform includes wireless accessories, music accessories, computer and video game accessories, home entertainment accessories (including digital television converter boxes), general purpose and special purpose power products, technical products, and services. Our prepaid wireless airtime category, which was previously included in our service platform, is now included in our mobility platform.

•
Consumer Electronics:  The consumer electronics platform consists of many products and services that were formerly in our personal electronics and modern home platforms. The consumer electronics platform includes digital music players, personal computing products, laptop computers, cameras, residential telephones, home audio, digital televisions and other consumer electronics products. Our e-readers category, which was previously included in our personal electronics platform, is now included in our mobility platform. Our tablet computers category and our netbooks with embedded network capability category, which were previously included in our modern home platform, are now included in our mobility platform.

The following table provides a summary of our net sales and operating revenues by new platform and as a percent of net sales and operating revenues in 2010, 2009, and 2008. These consolidated platform sales include sales from our U.S. RadioShack company-operated stores and kiosks, as well as other sales.

	Consolidated Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2010		2009		2008
Mobility(1)	$2,078.3	46.5%	$1,563.7	36.5%	$1,232.2	29.2%
Signature	1,320.7	29.5	1,499.9	35.1	1,623.6	38.4
Consumer electronics	1,040.9	23.3	1,171.2	27.4	1,316.3	31.2
Other sales(2)	32.8	0.7	41.2	1.0	52.4	1.2
Consolidated net sales and operating revenues	$4,472.7	100.0%	$4,276.0	100.0%	$4,224.5	100.0%

(1)
The aggregate amount of upfront commission revenue and residual income received from wireless service providers and recorded in this platform was $1,420.4 million, $1,060.1 million and $866.2 million for 2010, 2009 and 2008, respectively.

(2)	Other sales include outside sales from repair services and outside sales of our global sourcing operations and domestic and overseas manufacturing facilities.

The following table provides a summary of our net sales and operating revenues by new platform and as a percent of net sales and operating revenues for the U.S. RadioShack company-operated stores segment in 2010, 2009, and 2008.

	Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2010		2009		2008
Mobility(1)	$1,751.3	46.0%	$1,289.9	35.3%	$936.1	25.9%
Signature and other	1,203.1	31.6	1,375.4	37.7	1,515.2	42.0
Consumer electronics	853.8	22.4	985.6	27.0	1,159.8	32.1
Net sales and operating revenues	$3,808.2	100.0%	$3,650.9	100.0%	$3,611.1	100.0%

(1)
The aggregate amount of upfront commission revenue and residual income received from wireless service providers and recorded in this platform was $1,202.6 million, $879.3 million and $646.2 million for 2010, 2009 and 2008, respectively.

U.S. RadioShack Company-Operated Stores Segment

U.S. RadioShack company-operated store sales for the first quarter decreased 0.5%, or $4.5 million, compared with the same period last year.

Sales in our mobility platform (which includes postpaid and prepaid wireless handsets, commissions and residual income, prepaid wireless airtime, e-readers, netbooks with embedded network capability, and tablet computers) increased 11.0% in the first quarter when compared with the same period last year. This sales increase was driven by increased sales in our Sprint and AT&T postpaid wireless business. These increases were partially offset by decreased sales in our T-Mobile postpaid wireless business.

Sales in our signature platform (which includes wireless, music, computer, video game, and home entertainment accessories, general purpose and special purpose power products, technical products, and services) decreased 6.3% in the first quarter when compared with the same period last year. This sales decrease was primarily driven by the continued decline in sales of digital television converter boxes and television antennas.

Sales in our consumer electronics platform (which includes digital music players, personal computing products, laptop computers, cameras, residential telephones, digital televisions, and other consumer electronics products) decreased 14.8% in the first quarter when compared with the same period last year. This decrease was driven primarily by decreased sales of digital televisions, digital music players, netbooks, and GPS units, but these decreases were partially offset by increased sales of laptops.

Kiosks Segment

Kiosk sales consist primarily of handset sales, postpaid and prepaid commission revenue, and related wireless accessory sales. Kiosk sales increased 50.5% or $28.9 million in the first quarter when compared with the same period last year. This increase was driven primarily by sales in our additional 787 Target Mobile centers, which were open on March 31, 2011, but were not open on March 31, 2010. The incremental sales at these Target Mobile centers were partially offset by decreased sales in our Sam’s Club kiosks.

As previously disclosed, in February 2009 we signed a contract extension with Sam’s Club through March 31, 2011, with a transition period ending June 30, 2011, to continue operating wireless kiosks in certain Sam’s Club stores. Accordingly, this transition began on April 1, 2011, and will conclude on June 30, 2011, with the assignment to Sam’s Club of all remaining kiosks operated by the Company in Sam’s Club stores.

Other Sales

Other sales include sales to our independent dealers, sales generated by our www.radioshack.com website and our Mexican subsidiary, sales to commercial customers, and outside sales of our global sourcing operations and manufacturing. Other sales decreased $2.8 million or 3.3% in the first quarter when compared with the same period last year. This sales decrease was driven primarily by a decrease in sales to our independent dealers, which was partially offset by increased sales due to an increase in the number of stores operated by our Mexican subsidiary in the first quarter, compared with the same period last year. Our Mexican subsidiary accounted for less than 5% of consolidated net sales and operating revenues in 2010.

Gross Profit
Consolidated gross profit and gross margin are as follows:

	Three Months Ended
	March 31,
(In millions)	2011	2010

Gross profit	$476.0	$491.9
Gross margin	44.8%	47.2%

Gross profit (decrease) increase	(3.2%)	5.2%

Consolidated gross profit and gross margin for the first quarter were $476.0 million and 44.8%, respectively, compared with $491.9 million and 47.2%, respectively, in the same period last year, resulting in a 3.2% decrease in gross profit dollars and a 240 basis point decrease in our gross margin.

For our U.S. RadioShack company-operated stores segment, gross margin for the first quarter decreased by 140 basis points, compared with the same period last year. This decrease was primarily driven by a change in our sales mix towards certain lower margin mobile devices and the underperformance of our T-Mobile postpaid business.

For our kiosks segment, gross margin for the first quarter decreased by more than twelve percentage points, compared with the same period last year. This gross margin decline reflects the increase in sales from our new Target Mobile centers which we continue to roll out additional locations and a decline in the Sam’s Club kiosk business. Gross margin was also adversely affected by a change in our sales mix towards certain lower margin mobile devices. Target Mobile center gross margins were higher in the first quarter of 2010 than the first quarter of 2011 because of certain service provider compensation terms that were in effect for the Target pilot program in 2010. These service provider compensation terms were changed in our multi-year contract arrangements that were in effect for the first quarter of 2011.

Selling, General and Administrative Expense
Consolidated selling, general and administrative expense is as follows:

	Three Months Ended
	March 31,
(In millions)	2011	2010

Selling, general and administrative expense	$386.0	$380.7
As a percent of net sales and operating revenues	36.3%	36.5%

Selling, general and administrative expense increase	1.4%	4.1%

Consolidated SG&A expense increased 1.4%, or $5.3 million, for the first quarter when compared with the same period last year. This represents a 20 basis point decrease as a percentage of net sales and operating revenues for the first quarter.

The increase in SG&A expense for the first quarter was primarily driven by increased compensation expense related to additional employees to support our additional 787 Target Mobile centers, which was partially offset by decreased stock-based compensation expense.

Depreciation and Amortization
Depreciation and amortization, including amounts recorded in cost of products sold, for the first quarter declined $1.9 million or 8.6%. Our depreciation expense has been trending lower over the past five years due to our lower level of capital expenditures during this period compared with a higher level of capital expenditures in 2005 and prior years. We will incur an increase in depreciation over our recent trend beginning in the third quarter of 2011 related to the roll-out of our new point-of-sale information technology project.

Net Interest Expense
Consolidated net interest expense, which is interest expense net of interest income, was $9.4 million for the first quarter, compared with $9.3 million for the same period last year.

Interest expense primarily consists of interest paid at the stated coupon rate on our outstanding notes, the non-cash amortization of the discount on our convertible notes, cash received on our interest rate swaps, and the non-cash change in fair value of our interest rate swaps. Interest expense decreased $0.2 million in the first quarter when compared with the same period last year. Non-cash interest expense was $4.7 million in the first quarter, compared with $3.3 million in the same period last year.

Interest income decreased $0.3 million in the first quarter, when compared with the same period last year. This decrease was primarily due to lower average cash balances in the first quarter, when compared with the same period last year.

Income Tax Expense
The income tax provision for each quarterly period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are recorded in the quarterly period in which they occur. Our effective tax rate was 39.1% for the first quarter, compared with 38.5% for the same period last year.

The effective tax rate for the first quarter of 2010 was positively affected by the recognition of previously unrecognized tax benefits due to the settlement of state income tax matters during the period. This discrete item lowered the effective tax rate by 0.6 percentage points.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Operating Activities: Cash provided by operating activities in the first quarter was $60.8 million, compared with cash used in operating activities of $14.6 million in the same period last year. Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and working capital components. Cash provided by net income plus non-cash adjustments to net income was $62.0 million in the first quarter, compared with $82.6 million in the same period last year. Cash used in working capital components was $1.2 million in the first quarter, compared with $97.2 million in the same period last year. The decrease in cash used in working capital components in the first quarter was driven primarily by lower accounts receivable at March 31, 2011.

Investing Activities: Cash used in investing activities was $14.5 million for the first quarter, compared with $12.3 million for the same period last year. This increase was driven by increased capital spending in the first quarter. We anticipate that our capital expenditure requirements for 2011 will range from $100 million to $125 million. U.S. RadioShack company-operated store remodels and relocations, fixtures for our Target Mobile centers, and information systems projects will account for the majority of these anticipated capital expenditures. Cash and cash equivalents and cash generated from operating activities will be used to fund future capital expenditure needs.

Financing Activities: Cash used in financing activities was $289.5 million for the first quarter, compared with $9.5 million during the same period last year. This increase was due to the redemption of our 2011 Notes in the first quarter.

Free Cash Flow: Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $46.3 million in the first quarter, compared with a usage of cash of $26.9 million in the same period last year. The increase in free cash flow for the first quarter was attributable to increased cash flow from operating activities as described above.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which was $60.8 million in the first quarter, compared with cash used in operating activities of $14.6 million in the same period last year. We do not intend for the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP, nor do we intend to imply that free cash flow represents cash flow available for discretionary expenditures.

The following table is a reconciliation of cash flows from operating activities to free cash flow.

	Three Months Ended March 31,		Year Ended December 31,
(In millions)	2011	2010	2010

Net cash provided by (used in) operating activities	$60.8	$(14.6)	$155.0
Less:
Additions to property, plant and equipment	14.5	12.3	80.1
Dividends paid	--	--	26.5
Free cash flow	$46.3	$(26.9)	$48.4

SOURCES OF LIQUIDITY

As of March 31, 2011, we had $326.2 million in cash and cash equivalents. We believe that our cash flows from operations and available cash and cash equivalents will adequately fund our operations, our capital expenditures, and our maturing debt obligations. Additionally, we have a credit facility of $450 million with availability of $417.2 million as of March 31, 2011.

Available Financing: On January 4, 2011, we terminated our $325 million credit facility and entered into a new five-year, $450 million revolving credit agreement (“2016 Credit Facility”) with a group of lenders with Bank of America, N.A., as administrative agent.

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

As of March 31, 2011, we had $417.2 million in borrowing capacity available under the 2016 credit facility. As of March 31, 2011, no borrowings had been made under the facility, and standby letters of credit totaling $32.8 million had been issued.

Capitalization
The following table sets forth information about our capitalization on the dates indicated.

	March 31,		December 31,		March 31,
	2011		2010		2010
(In millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent

Current maturities of long-term debt	$--	--%	$308.0	20.8%	$--	--%
Long-term debt, excluding current maturities	335.7	27.6	331.8	22.4	630.7	36.3
Total debt	335.7	27.6	639.8	43.2	630.7	36.3
Stockholders’ equity	881.9	72.4	842.5	56.8	1,107.8	63.7
Total capitalization	$1,217.6	100.0%	$1,482.3	100.0%	$1,738.5	100.0%

Our March 31, 2011, balances reflect the redemption of $306.8 million in principal amount of our 2011 Notes. We continually assess alternatives to our capital structure and evaluate strategic capital initiatives. These may include, but are not limited to, new debt issuances, additional share repurchases, and modifications of existing debt, such as the amount of debt outstanding, the types of debt issued and the maturity dates of the debt. These alternatives, if implemented, could materially affect our capital structure, debt ratios, and cash balances.

FACTORS THAT MAY AFFECT FUTURE RESULTS
Matters discussed in MD&A and in other parts of this report include forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are statements that are not historical and may be identified by the use of words such as “expect,” “anticipate,” “believe,” “estimate,” “potential” or similar words. These matters include statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks, and uncertainties, including the risk factors described in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 31, 2011, the only derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks were interest rate swaps, which serve as an economic hedge on our long-term debt. We do not use derivatives for speculative purposes. Refer to Note 5 – “Derivative Financial Instruments” in Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information.

Our interest rate swap contracts expire in May 2011. The final measurement date on these contracts was February 15, 2011. Therefore, the cash flows from these contracts are fixed through their expiration dates and no longer fluctuate with interest rate changes.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our cash equivalents of $178.9 million at March 31, 2011. These instruments currently yield less than 100 basis points on an annualized basis. A hypothetical decrease of interest rates to zero would result in a decrease in annual interest income of less than $1.8 million. This hypothesis assumes no change in the cash equivalent balance.

We have market risk arising from changes in foreign currency exchange rates related to our purchase of inventory from manufacturers located in China and other areas outside of the U.S. Our purchases are denominated in U.S. dollars; however, the strengthening of the Chinese currency, or other currencies, against the U.S. dollar could cause our vendors to increase the prices of items we purchase from them. It is not possible to estimate the effect of foreign currency exchange rate changes on our purchases of this inventory. We are also exposed to foreign currency fluctuations related to our Mexican subsidiary, which accounted for less than 5% of consolidated net sales and operating revenues.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established a system of disclosure controls and procedures designed to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our CEO and CFO. Based upon that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS.

The following risk factors are an update to and should be read in conjunction with the risk factors in Item 1A -- Risk Factors in the Company's Annual Report on Form 10-K for its Fiscal Year ended December 31, 2010:

An inability to increase or maintain profitability of our operations could materially adversely affect our results of operations and financial condition.

A critical component of our business strategy is to improve our overall profitability. Our ability to increase profitable sales in existing stores may be affected by:

•	Our success in attracting customers into our stores

•	Our ability to choose the correct mix of products to sell

•	Our ability to keep stores stocked with merchandise customers will purchase

•	Our ability to maintain fully-staffed stores with appropriately trained employees

•	Our ability to remain relevant to the consumer

•	Our ability to adapt to changes and trends in consumer electronics technology

•	Our ability to sustain existing retail channels such as our kiosks

Our products and services must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Our success depends upon our ability to effectively anticipate and respond in a timely manner to trends in consumer preferences relating to consumer electronics, particularly in the wireless industry, which preferences are subject to frequent changes. If we fail to identify and respond to these changes, our sales of these products and services will decline.

In addition, consumer spending remains uncertain, which makes it more challenging for us to maintain or grow our operating income rate. As a result, we must continue to control our expense structure. Failure to manage our labor and benefit rates, advertising and marketing expenses, other store expenses or indirect spending could delay or prevent us from achieving increased profitability or otherwise have a material adverse impact on our results of operations.

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

Lack of growth in the wireless industry tends to have a corresponding effect on our wireless sales. Wireless handsets are subject to significant technological changes, and it is possible that new products will never achieve widespread consumer acceptance or will be supplanted by alternative products and technologies that do not offer us a similar sales opportunity or are sold at lower prices or margins. Because growth in the wireless industry is often driven by the adoption rate of new wireless handset and wireless service technologies, the absence of these new technologies, our suppliers not providing us with these new technologies, or the lack of consumer interest in adopting these new technologies, could materially adversely affect our business.

Another change in the wireless industry that could materially adversely affect our business is wireless industry consolidation. Consolidation in the wireless industry could lead to a concentration of competitive strength among a few wireless carriers, which could materially adversely affect our business if our ability to obtain competitive offerings from our wireless suppliers is reduced or if competition increases from wireless carrier stores or other retailers.  In March 2011, AT&T Inc. and Deutsche Telekom AG announced an agreement for the acquisition of T-Mobile USA, Inc. by AT&T Inc.

Our competition is both intense and varied, and our failure to effectively compete could materially adversely affect our results of operations and financial condition.

In the retail consumer electronics marketplace, the level of competition is intense. We compete with consumer electronics retail stores as well as big-box retailers, large specialty retailers, discount and warehouse retailers, and alternative channels of distribution such as e-commerce, telephone shopping services and mail order. We also compete with wireless carriers’ retail presence. Some of these competitors are large, have great market presence, and possess significant financial and other resources, which may provide them with competitive advantages over us.

Changes in the amount and degree of promotional intensity or merchandising strategy exerted by our current and potential competitors could present us with difficulties in retaining and attracting customers. In addition, pressure from our competitors, particularly competitors who successfully establish an extensive physical retail presence with product offerings similar to ours, could require us to reduce prices or increase our costs in one product category or across all our product categories. As a result of this competition, we may experience lower sales, margins or profitability, which could materially adversely affect our results of operations and financial condition.

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

Risks associated with the supply chain from which we source our raw materials and products could materially adversely affect our results of operations and financial condition.

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

To a lesser extent, we also manufacture certain products that are sold through our retail outlets.  From time to time we experience manufacturing disruptions, increased manufacturing costs and costs associated with restructuring or closing our facilities.

Our ability to find qualified vendors that meet our standards and supply products, or manufacture products, in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from or manufactured outside the United States. Merchandise quality issues, trade restrictions, difficulties in enforcing intellectual property rights in foreign countries, work stoppages, transportation capacity and costs, tariffs, political or financial instability, foreign currency exchange rates, monetary, tax and fiscal policies, inflation, deflation, outbreak of pandemics and other factors relating to foreign trade are beyond our control. In addition, concerns regarding the safety of products that we source from our suppliers and then sell could cause shoppers to avoid purchasing certain products from us, even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish. These and other issues affecting our vendors and manufacturing activities could materially adversely affect our sales and profitability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)  Stock Repurchases

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
January 1 – 31, 2011	1,329	(3)	$18.22	--	$101,407,710
February 1 – 28, 2011	23,188	(3)	$14.82	--	$101,407,710
March 1 – 31, 2011	27,978	(3)	$14.44	--	$101,407,710
Total	52,495			--

(1)
RadioShack announced a $200 million share repurchase program on July 24, 2008, which has no stated expiration date. On August 20, 2009, we announced a $200 million increase in this share repurchase program. In August 2010, our Board of Directors approved an increase in this share repurchase program from $400 million to $610 million, with $500 million available for share repurchases under this program at that time. As of March 31, 2011, $101.4 million of the total authorized amount was available for share repurchases under this program.

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

RADIOSHACK CORPORATION

April 25, 2011	By:	/s/ Martin O. Moad
Martin O. Moad
Vice President and Corporate Controller
(Principal Accounting Officer)

April 25, 2011	By:	/s/ James F. Gooch
James F. Gooch
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
10.1
Credit Agreement, dated as of January 4, 2011, among RadioShack Corporation, the Facility Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent for itself and the other Lenders (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on January 7, 2011, and incorporated herein by reference).

10.2
Security Agreement, dated as of January 4, 2011, among RadioShack Corporation, the Facility Guarantors party thereto, and Bank of America, N.A., as Administrative Agent for the Secured Parties (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on January 7, 2011, and incorporated herein by reference).

10.3
Guaranty Agreement, dated as of January 4, 2011, among the Facility Guarantors party thereto, for the benefit of Bank of America, N.A., as Administrative Agent for itself and the other Secured Parties (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on January 7, 2011, and incorporated herein by reference).

10.4
Agreement, dated January 21, 2011, between RadioShack Corporation and James F. Gooch (filed as Exhibit 10.55 to RadioShack’s Form 10-K filed on February 22, 2011, and incorporated herein by reference).

31(a) (2)	Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.
31(b) (2)	Rule 13a-14(a) Certification of the Chief Financial Officer of RadioShack Corporation.
32 (2)	Section 1350 Certifications.(3)
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2011, filed with the SEC on April 25, 2011, formatted in Extensible Business Reporting Language (XBRL):  (i) the consolidated balance sheets at March 31, 2011, December 31, 2010, and March 31, 2010, (ii) the consolidated statements of income for the three months ended March 31, 2011, and March 31, 2010, (iii) the consolidated statements of cash flows for the three months ended March 31, 2011, and March 31, 2010, and (iv) the notes to condensed consolidated financial statements (tagged as blocks of text). (4)

(1)	RadioShack Corporation was known as Tandy Corporation until May 18, 2000.
(2)	Filed with this report.
(3)
These certifications shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. These certifications shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates them by reference.

(4)
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