Form 10-Q
period 2011-06-30
RADIOSHACK CORP
filed 2011-07-26
CIK 96289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on July 15, 2011 was 99,778,637.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2011	2010	2011	2010
Net sales and operating revenues	$941.9	$962.3	$1,959.3	$1,954.0
Cost of products sold (includes depreciation amounts of $1.9 million, $1.9 million, $3.6 million and $3.9 million, respectively)	509.8	505.1	1,072.8	1,030.3
Gross profit	432.1	457.2	886.5	923.7

Operating expenses:
Selling, general and administrative	364.3	347.0	734.9	710.4
Depreciation and amortization	18.3	19.2	36.6	39.1
Impairment of long-lived assets	0.6	0.4	1.0	0.7
Total operating expenses	383.2	366.6	772.5	750.2

Operating income	48.9	90.6	114.0	173.5

Interest income	0.5	0.7	0.8	1.3
Interest expense	(10.9)	(10.7)	(20.6)	(20.6)
Other loss	--	--	(4.1)	--

Income from continuing operations before income taxes	38.5	80.6	90.1	154.2
Income tax expense	15.0	31.1	35.2	59.4

Income from continuing operations	23.5	49.5	54.9	94.8
Discontinued operations, net of income taxes	1.4	3.5	5.1	8.3

Net income	$24.9	$53.0	$60.0	$103.1

Basic net income per share:
Income per share from continuing operations	$0.23	$0.39	$0.52	$0.75
Income per share from discontinued operations	0.01	0.03	0.05	0.07
Net income per share (basic)	$0.24	$0.42	$0.57	$0.82

Diluted net income per share:
Income per share from continuing operations	$0.23	$0.39	$0.52	$0.74
Income per share from discontinued operations	0.01	0.02	0.05	0.07
Net income per share (diluted)	$0.24	$0.41	$0.57	$0.81

Shares used in computing net income per share:

Basic	103.7	125.8	104.9	125.8

Diluted	104.6	128.2	105.9	128.0

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In millions, except for share amounts)	June 30, 2011	December 31, 2010	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$552.2	$569.4	$931.1
Accounts and notes receivable, net	278.4	377.5	311.9
Inventories	727.2	723.7	646.2
Other current assets	104.4	108.1	122.8
Total current assets	1,662.2	1,778.7	2,012.0

Property, plant and equipment, net	274.5	274.3	263.4
Goodwill, net	43.3	41.2	39.8
Other assets, net	84.3	81.2	80.5
Total assets	$2,064.3	$2,175.4	$2,395.7

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$--	$308.0	$309.5
Accounts payable	225.4	272.4	220.3
Accrued expenses and other current liabilities	265.4	318.0	287.4
Income taxes payable	9.4	9.7	7.4
Total current liabilities	500.2	908.1	824.6

Long-term debt, excluding current maturities	662.2	331.8	324.1
Other non-current liabilities	93.9	93.0	87.5
Total liabilities	1,256.3	1,332.9	1,236.2

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 146,033,000, 146,033,000, and 191,033,000 shares issued, respectively	146.0	146.0	191.0
Additional paid-in capital	142.0	147.3	165.4
Retained earnings	1,562.5	1,502.5	2,427.0
Treasury stock, at cost; 46,254,000, 40,260,000, and 65,645,000 shares, respectively	(1,041.6)	(949.0)	(1,617.6)
Accumulated other comprehensive loss	(0.9)	(4.3)	(6.3)
Total stockholders’ equity	808.0	842.5	1,159.5
Total liabilities and stockholders’ equity	$2,064.3	$2,175.4	$2,395.7

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,
(In millions)	2011	2010
Cash flows from operating activities:
Net income	$60.0	$103.1
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	40.6	43.4
Amortization of discount on convertible notes	7.9	7.3
Impairment of long-lived assets	1.0	0.7
Stock-based compensation	2.9	7.5
Other non-cash items	5.7	8.0
Changes in operating assets and liabilities:
Accounts and notes receivable	99.5	11.0
Inventories	(2.1)	38.6
Other current assets	6.3	(4.2)
Accounts payable, accrued expenses, income taxes payable and other	(120.3)	(173.4)
Net cash provided by operating activities	101.5	42.0

Cash flows from investing activities:
Additions to property, plant and equipment	(41.5)	(25.7)
Proceeds from sale of property, plant and equipment	--	0.1
Net cash used in investing activities	(41.5)	(25.6)

Cash flows from financing activities:
Issuance of long-term notes	322.5	--
Long-term notes issuance costs	(6.2)	--
Repayments of borrowings	(306.8)	--
Purchases of treasury stock	(101.4)	--
Changes in cash overdrafts	12.6	5.2
Proceeds from exercise of stock options	2.1	1.3
Net cash (used in) provided by financing activities	(77.2)	6.5

Net (decrease) increase in cash and cash equivalents	(17.2)	22.9
Cash and cash equivalents, beginning of period	569.4	908.2
Cash and cash equivalents, end of period	$552.2	$931.1

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Throughout this report, the terms “our,” “we,” “us,” “Company,” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We prepared the accompanying unaudited interim consolidated financial statements, which include the accounts of RadioShack Corporation and all majority-owned domestic and foreign subsidiaries, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three and six month periods ended June 30, 2011 and 2010, do not necessarily indicate the results you might expect for the full year. For further information, refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 – DISCONTINUED OPERATIONS

We account for closed stores or kiosks as discontinued operations when the operations and cash flows of a store or kiosk being disposed of are eliminated from ongoing operations and we do not have any significant continuing involvement in its operations. In reaching the determination as to whether the cash flows of a store or kiosk will be eliminated from our ongoing operations, we consider whether it is likely that customers will migrate to our other retail locations in the same geographic market.

All of our remaining kiosks located in Sam’s Club stores were transitioned to Sam’s Club by June 30, 2011. We determined that the cash flows from these kiosks have been eliminated from our ongoing operations. Therefore, these operations were reclassified from the kiosks segment to discontinued operations in the second quarter. The operating results of these kiosks are presented in the consolidated statements of income as discontinued operations, net of income taxes, for all periods presented.

We incurred no significant gain or loss associated with the transition of these kiosks to Sam’s Club. We redeployed substantially all of our Sam’s Club kiosk employees to nearby RadioShack stores or Target Mobile centers, and we redistributed our Sam’s Club kiosk inventory to our remaining retail channels. Net sales and operating revenues related to these discontinued operations were $17.0 million for the second quarter and $62.9 million for the first six months of 2011, compared with $49.1 million and $99.1 million, respectively, for the same periods last year. Income before income taxes for these discontinued operations was $2.4 million for the second quarter and $8.4 million for the first six months of 2011, compared with $5.7 million and $13.6 million, respectively, for the same periods last year. We anticipate that the results of our discontinued operations will be insignificant in future periods.

NOTE 3 – INDEBTEDNESS AND BORROWING FACILITIES

2016 Credit Facility: On January 4, 2011, we terminated our $325 million credit facility and entered into a five-year, $450 million revolving credit agreement (“2016 Credit Facility”) with a group of lenders with Bank of America, N.A., as administrative agent. The 2016 Credit Facility expires on January 4, 2016. The 2016 Credit Facility may be used for general corporate purposes and the issuance of letters of credit. This facility is collateralized by substantially all of the Company’s inventory, accounts receivable, cash and cash equivalents, and certain other personal property, and is guaranteed by certain of our domestic subsidiaries.

Borrowings under the 2016 Credit Facility are subject to a borrowing base of certain collateralized assets and bear interest at a bank’s prime rate plus 1.25% to 1.75% or LIBOR plus 2.25% to 2.75%. The applicable rates in these ranges are based on the aggregate average availability under the facility.

The 2016 Credit Facility also contains a $150 million sub-limit for the issuance of standby and commercial letters of credit. The issuance of letters of credit reduces the amount available under the facility. Letter of credit fees are 2.25% to 2.75% for standby letters of credit or 1.125% to 1.375% for commercial letters of credit.

We pay commitment fees to the lenders at an annual rate of 0.50% of the unused amount of the facility. As of June 30, 2011, no borrowings had been made under the facility, and letters of credit totaling $31.3 million had been issued.

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

2019 Notes: On May 3, 2011, we sold $325 million principal amount of senior unsecured notes due May 15, 2019 (“2019 Notes”) in a private offering to qualified institutional buyers under SEC Rule 144A. The 2019 Notes will pay interest at a stated fixed rate of 6.75% per year. Interest will be paid on a semi-annual basis on May 15 and November 15 of each year, beginning November 15, 2011. Net proceeds from the sale of the 2019 Notes were $316.3 million, after an initial issuance discount of approximately $2.5 million and other transaction costs. The effective annualized interest rate of the 2019 Notes after giving effect to the original issuance discount is 6.875%.

The 2019 Notes are guaranteed by all of our domestic subsidiaries except Tandy Life Insurance Company. The 2019 Notes and the guarantees will be our general unsecured senior obligations and, therefore, will be subordinated to all of our and the guarantors’ existing and future collateralized debt to the extent of the assets collateralizing that debt. In addition, the 2019 Notes will be effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the 2019 Notes, to the extent of the assets of those subsidiaries.

The 2019 Notes contain covenants that could, in certain circumstances, limit our ability to issue additional debt, repurchase shares of our common stock, or make certain other restricted payments. At June 30, 2011, we were in compliance with these covenants.

2011 Notes: In March 2011, we redeemed all of our 7.375% notes that would have matured on May 15, 2011 (“2011 Notes”). The redemption of these notes resulted in a loss on extinguishment of debt of $4.1 million, which was classified as other loss on our consolidated statements of income.

NOTE 4 – SHARE REPURCHASES

During the second quarter of 2011, we paid $101.4 million to purchase 6.3 million shares of our common stock in open market purchases. These purchases complete our $610 million share repurchase authorization.

NOTE 5 – PLANT CLOSURE

During the second quarter we ceased production operations in our Chinese manufacturing plant. Since production operations ceased, we have continued to acquire inventory similar to that previously produced by this facility from alternative product sourcing channels. In conjunction with the plant closing, we incurred total costs of $10.2 million for the first six months of 2011. We incurred $7.1 million in compensation expense for severance packages for the termination of approximately 1,500 employees. We recorded a foreign currency exchange loss of $1.5 million related to the reversal of our foreign currency cumulative translation adjustment, which is classified as a selling, general and administrative expense. We also recorded an inventory valuation loss of $1.2 million, which is classified as additional cost of products sold, and accelerated depreciation of $0.4 million. Future costs to manage the liquidation, which are not expected to be significant, will be expensed as incurred and will include compensation expense such as retention bonuses for the remaining employees, rent expense, and professional fees.

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

The following table reconciles the numerator and denominator used in the basic and diluted net income per share calculations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010

Numerator:
Income from continuing operations	$23.5	$49.5	$54.9	$94.8
Discontinued operations, net of taxes	1.4	3.5	5.1	8.3
Net income	$24.9	$53.0	$60.0	$103.1

Denominator:
Weighted-average common shares outstanding	103.7	125.8	104.9	125.8
Dilutive effect of stock-based awards	0.9	2.4	1.0	2.2
Weighted average shares for diluted net income per share	104.6	128.2	105.9	128.0

The following table includes common stock equivalents that were not included in the calculation of diluted net income per share for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010

Employee stock options (1)	2.3	1.9	2.3	2.0
Warrants to purchase common stock (1)	15.5	15.5	15.5	15.5
Convertible debt instruments (2)	15.5	15.5	15.5	15.5

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

NOTE 7 – COMPREHENSIVE INCOME

Comprehensive income was $26.3 million for the second quarter and $63.4 million for the first six months of 2011, compared with $49.7 million and $103.3 million, respectively, for the same periods last year. In addition to net income, the other components of comprehensive income, all net of tax, were foreign currency translation adjustments and the amortization of a prior-year gain on a cash flow hedge.

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

Interest Rate Swap Agreements: We previously used interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates. In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100 million and $50 million, respectively, and both matured in May 2011. These swaps effectively converted a portion of our long-term fixed rate debt to a variable rate. We entered into these agreements to balance our fixed versus floating rate debt portfolio to continue to take advantage of lower short-term interest rates. Under these agreements, we contracted to pay a variable rate of LIBOR plus a markup and to receive an annual fixed rate of 7.375%.

The final measurement date on these contracts was February 15, 2011. Therefore, the cash flows from the contracts were fixed through their expiration dates and ceased fluctuating with interest rate changes after that date.

We held these instruments until their maturities in May 2011. Changes in fair value of these instruments were recorded in earnings as an adjustment to interest expense. These adjustments resulted in increases in interest expense of $0.6 million for the second quarter and $1.9 million for the first six months of 2011, compared with $1.0 million and $1.4 million, respectively, for the same periods last year.

NOTE 9 – FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Basis of Fair Value Measurements
	Fair Value of Assets	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(In millions)

As of December 31, 2010
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps (1) (2)	$1.9	--	$1.9	--

As of June 30, 2010
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps (1) (2)	$3.8	--	$3.8	--

(1)	These interest rate swaps served as economic hedges on our 2011 Notes and expired in May 2011.
(2)	Included in other current assets

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

Carrying amounts and the related estimated fair value of our debt financial instruments are as follows:

	June 30, 2011		December 31, 2010
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$662.2	$693.3	$639.8	$713.1

The fair value of our 2.5% convertible notes due in 2013 was $377.6 million at June 30, 2011, compared with $400.7 million at December 31, 2010. The fair value of the 2019 Notes was $314.7 million at June 30, 2011. The fair value of the 2011 Notes was $311.4 million at December 31, 2010.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Basis of Fair Value Measurements
	Fair Value of Assets (Liabilities)	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(In millions)

Three Months Ended June 30, 2011
Long-lived assets held and used	$0.3	--	--	$0.3

For the three months ended June 30, 2011, long-lived assets held and used in certain locations of our U.S. RadioShack company-operated stores segment with a total carrying value of $0.9 million were written down to their fair value of $0.3 million, resulting in an impairment charge of $0.6 million that was included in earnings for the period. The inputs used to calculate the fair value of these long-lived assets included the projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Brookler v. RadioShack Corporation: On October 10, 2008, the Los Angeles County Superior Court granted our second Motion for Class Decertification in the class action lawsuit of Brookler v. RadioShack Corporation. Plaintiffs’ claims that we violated California's wage and hour laws relating to meal periods were originally certified as a class action on February 8, 2006. Our first Motion for Decertification of the class was denied on August 29, 2007. After a California Appellate Court's favorable decision in the similar case of Brinker Restaurant Corporation v. Superior Court, we again sought class decertification. Based on the California Appellate Court’s decision in Brinker, the trial court granted our second motion. The plaintiffs in Brookler have appealed this ruling. Due to the unsettled nature of California state law regarding the employers’ standard of liability for meal periods, we and the Brookler plaintiffs requested that the California appellate court stay its ruling on the plaintiffs’ appeal of the class decertification ruling, pending the California Supreme Court’s decision in Brinker. The appellate court denied this joint motion and then heard oral arguments for this matter on August 5, 2010. On August 26, 2010, the Court of Appeals reversed the trial court’s decertification of the class, and our Petition for Rehearing was denied on September 14, 2010. On September 28, 2010, we filed a Petition for Review with the California Supreme Court, which granted review and placed the matter on hold pending its decision in the Brinker matter. The outcome of this action is uncertain and the ultimate resolution of this matter could have a material adverse effect on our financial position, results of operations, and cash flows in the period in which any such resolution is recorded.

T-Mobile: We previously notified T-Mobile that it had breached its agreement with us through which we offer T-Mobile wireless products and services in our U.S. company-operated stores. On July 26, 2011, we announced that we will cease offering T-Mobile wireless products and services in those stores on September 14, 2011. See Note 12, “Subsequent Events,” for more information regarding these developments.

Song-Beverly Credit Card Act: In November 2010, RadioShack received the first of four putative class action lawsuits in California (Sosinov v. RadioShack, Los Angeles Superior Court; Bitter v. RadioShack, Federal District Court, Central District of California; Moreno v. RadioShack, Federal District Court, Southern District of California; and Grant v. RadioShack, San Francisco Superior Court), seeking damages under California’s Song-Beverly Credit Card Act (the “Act”). Plaintiffs claim that under one section of the Act, retailers such as RadioShack are prohibited from recording certain personal identification information regarding their customers while processing credit card transactions unless certain statutory exceptions are applicable. The Act states that any person who violates this section shall be subject to a civil penalty not to exceed two hundred fifty dollars ($250) for the first violation and one thousand dollars ($1,000) for each subsequent violation. In each matter, plaintiffs allege that RadioShack violated the Act by asking them for personal identification information and then recording it. These matters are in an early stage and discovery has just begun. We are defending these matters, but are unable to determine their likely outcome.

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

NOTE 11 – SEGMENT REPORTING

The U.S. RadioShack company-operated stores segment consists solely of our 4,463 U.S. company-operated retail stores, all operating under the RadioShack brand name. Our kiosk operations consist of our network of 1,481 kiosks located in Target stores. We previously elected to separately present the results of our kiosk operations; however, in conjunction with the reclassification of our Sam’s Club kiosks to discontinued operations, we have included the results of our remaining kiosks with those of our other business activities that do not meet the quantitative thresholds for separate disclosure. We evaluate the performance of our segments based on operating income, which is defined as sales less cost of products sold and certain direct operating expenses, including labor, rent, and occupancy costs. Asset balances by segment have not been included in the table below, as these are managed on a company-wide level and are not fully allocated to segments for management reporting purposes. Amounts in the other category reflect our business activities that are not separately reportable, which include sales through our kiosks, sales to our independent dealers, sales generated by our www.radioshack.com website and our Mexican subsidiary, sales to commercial customers, and sales to other third parties through our global sourcing and manufacturing operations.

Revenue by reportable segment is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
U.S. RadioShack company-operated stores	$797.8	$873.9	$1,693.0	$1,773.6
Other	144.1	88.4	266.3	180.4
	$941.9	$962.3	$1,959.3	$1,954.0

Operating income by reportable segment and the reconciliation to income from continuing operations before income taxes are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
U.S. RadioShack company-operated stores	$137.1	$161.5	$289.1	$325.3
Other (1)	(6.1)	8.9	(4.5)	19.5
	131.0	170.4	284.6	344.8

Unallocated (2)	(82.1)	(79.8)	(170.6)	(171.3)
Operating income	48.9	90.6	114.0	173.5

Interest income	0.5	0.7	0.8	1.3
Interest expense	(10.9)	(10.7)	(20.6)	(20.6)
Other loss	--	--	(4.1)	--
Income from continuing operations before income taxes	$38.5	$80.6	$90.1	$154.2

(1)	Includes a net loss on the closing of our Chinese manufacturing plant of $8.7 million and $10.2 million for the three and six month periods ended June 30, 2011, respectively.
(2)
The unallocated category included in operating income relates to our overhead and corporate expenses that are not allocated to our operating segments for management reporting purposes. Unallocated costs include corporate departmental expenses such as labor and benefits, advertising, insurance, distribution, and information technology costs, plus certain unusual or infrequent gains or losses.

NOTE 12 – SUBSEQUENT EVENTS

On July 26, 2011, we announced that we will begin offering Verizon Wireless products and services in our U.S. company-operated stores beginning on September 15, 2011, and that we will cease offering T-Mobile wireless products and services in our U.S. company-operated stores on September 14, 2011. In conjunction with this transition, we recognized a $3.0 million inventory valuation loss in the second quarter with respect to T-Mobile wireless handsets we had on hand at June 30, 2011, which was classified as additional cost of products sold. Furthermore, in conjunction with this transition, we will incur an additional charge to earnings of approximately $23 million in the third quarter of 2011 relating to a payment to T-Mobile and an estimated additional inventory valuation loss for handsets purchased after June 30, 2011. We will continue to offer T-Mobile postpaid wireless products and services in approximately 680 of the Target Mobile centers we operate.

NOTE 13 – QUARTERLY DATA

The following tables present our quarterly results for certain prior periods after giving effect to the reclassification of our Sam’s Club kiosks from our kiosks segment to discontinued operations. As our operations are predominantly retail oriented, our business is subject to seasonal fluctuations, with the fourth quarter generally being the most significant in terms of sales and profits because of the winter holiday selling season.

	Three Months Ended
(In millions, except per share amounts)	March 31, 2011	June 30, 2011

Net sales and operating revenues	$1,017.4	$941.9
Cost of products sold	563.0	509.8
Gross profit	454.4	432.1

Operating expenses:
Selling, general and administrative	370.6	364.3
Depreciation and amortization	18.3	18.3
Impairment of long-lived assets	0.4	0.6
Total operating expenses	389.3	383.2

Operating income	65.1	48.9

Interest income	0.3	0.5
Interest expense	(9.7)	(10.9)
Other loss	(4.1)	--

Income from continuing operations before income taxes	51.6	38.5
Income tax expense	20.2	15.0

Income from continuing operations	31.4	23.5
Discontinued operations, net of income taxes	3.7	1.4

Net income	$35.1	$24.9

Basic net income per share:
Income per share from continuing operations	$0.30	$0.23
Income per share from discontinued operations	0.03	0.01
Net income per share (basic)	$0.33	$0.24

Diluted net income per share:
Income per share from continuing operations	$0.30	$0.23
Income per share from discontinued operations	0.03	0.01
Net income per share (diluted)	$0.33	$0.24

Shares used in computing net income per share:

Basic	106.2	103.7

Diluted	107.4	104.6

	Three Months Ended
(In millions, except per share amounts)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Net sales and operating revenues	$991.7	$962.3	$1,002.0	$1,309.8
Cost of products sold	525.2	505.1	549.0	772.8
Gross profit	466.5	457.2	453.0	537.0

Operating expenses:
Selling, general and administrative	363.4	347.0	352.5	420.9
Depreciation and amortization	19.9	19.2	18.3	18.3
Impairment of long-lived assets	0.3	0.4	2.4	0.9
Total operating expenses	383.6	366.6	373.2	440.1

Operating income	82.9	90.6	79.8	96.9

Interest income	0.6	0.7	0.8	0.5
Interest expense	(9.9)	(10.7)	(10.4)	(10.9)

Income from continuing operations before income taxes	73.6	80.6	70.2	86.5
Income tax expense	28.3	31.1	27.4	33.4

Income from continuing operations	45.3	49.5	42.8	53.1
Discontinued operations, net of income taxes	4.8	3.5	3.2	3.9

Net income	$50.1	$53.0	$46.0	$57.0

Basic net income per share:
Income per share from continuing operations	$0.36	$0.39	$0.35	$0.48
Income per share from discontinued operations	0.04	0.03	0.03	0.04
Net income per share (basic)	$0.40	$0.42	$0.38	$0.52

Diluted net income per share:
Income per share from continuing operations	$0.35	$0.39	$0.35	$0.47
Income per share from discontinued operations	0.04	0.02	0.02	0.04
Net income per share (diluted)	$0.39	$0.41	$0.37	$0.51

Shares used in computing net income per share:

Basic	125.7	125.8	121.0	109.8

Diluted	127.9	128.2	123.1	111.9

	Three Months Ended
(In millions, except per share amounts)	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Net sales and operating revenues	$956.1	$919.7	$938.9	$1,258.9
Cost of products sold	509.3	496.3	489.8	705.1
Gross profit	446.8	423.4	449.1	553.8

Operating expenses:
Selling, general and administrative	346.8	318.3	363.1	406.8
Depreciation and amortization	20.6	20.3	19.8	20.4
Impairment of long-lived assets	0.2	0.3	0.5	0.5
Total operating expenses	367.6	338.9	383.4	427.7

Operating income	79.2	84.5	65.7	126.1

Interest income	1.5	1.5	0.9	0.9
Interest expense	(11.5)	(11.1)	(11.2)	(10.3)
Other loss	--	--	(1.6)	--

Income from continuing operations before income taxes	69.2	74.9	53.8	116.7
Income tax expense	26.6	28.1	18.7	44.7

Income from continuing operations	42.6	46.8	35.1	72.0
Discontinued operations, net of income taxes	0.5	2.0	2.3	3.7

Net income	$43.1	$48.8	$37.4	$75.7

Basic net income per share:
Income per share from continuing operations	$0.34	$0.37	$0.28	$0.57
Income per share from discontinued operations	--	0.02	0.02	0.03
Net income per share (basic)	$0.34	$0.39	$0.30	$0.60

Diluted net income per share:
Income per share from continuing operations	$0.34	$0.37	$0.28	$0.57
Income per share from discontinued operations	--	0.02	0.02	0.03
Net income per share (diluted)	$0.34	$0.39	$0.30	$0.60

Shares used in computing net income per share:

Basic	125.4	125.4	125.5	125.5

Diluted	125.4	125.8	126.3	127.1

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

RESULTS OF OPERATIONS

Second Quarter Highlights
All of our remaining kiosks located in Sam’s Club stores were transitioned to Sam’s Club by June 30, 2011. We determined that the cash flows from these kiosks have been eliminated from our ongoing operations. Therefore, these operations were reclassified from the kiosks segment to discontinued operations in the second quarter. The operating results of these kiosks are presented in the consolidated statements of income as discontinued operations, net of income taxes, for all periods presented. We incurred no significant gain or loss associated with the transition of these kiosks to Sam’s Club. We redeployed substantially all of our Sam’s Club kiosk employees to nearby RadioShack stores or Target Mobile centers, and we redistributed our Sam’s Club kiosk inventory to our remaining retail channels. In conjunction with the reclassification of our Sam’s Club kiosks to discontinued operations, we have included the results of our remaining kiosks with those of our other business activities that do not meet the quantitative thresholds for separate disclosure.

During the second quarter we ceased production operations in our Chinese manufacturing plant. Since production operations ceased, we have continued to acquire inventory similar to that previously produced by this facility from alternative product sourcing channels. In conjunction with the plant closing, we incurred total costs of $8.7 million for the second quarter of 2011. We incurred $5.6 million in compensation expense for severance packages for the termination of approximately 1,500 employees. We recorded a foreign currency exchange loss of $1.5 million related to the reversal of our foreign currency cumulative translation adjustment, which is classified as a selling, general and administrative expense. We also recorded an inventory valuation loss of $1.2 million, which is classified as additional cost of products sold, and accelerated depreciation of $0.4 million. Future costs to manage the liquidation, which are not expected to be significant, will be expensed as incurred and will include compensation expense such as retention bonuses for the remaining employees, rent expense, and professional fees.

On July 26, 2011, we announced that we will begin offering Verizon Wireless products and services in our U.S. company-operated stores beginning on September 15, 2011, and that we will cease offering T-Mobile wireless products and services in our U.S. company-operated stores on September 14, 2011. In conjunction with this transition, we recognized a $3.0 million inventory valuation loss in the second quarter with respect to T-Mobile wireless handsets we had on hand at June 30, 2011, which was classified as additional cost of products sold. Furthermore in conjunction with this transition, we will incur an additional charge to earnings of approximately $23 million in the third quarter of 2011 relating to a payment to T-Mobile and an estimated additional inventory valuation loss for handsets purchased after June 30, 2011. This transition will not materially adversely affect our financial position or liquidity. We will continue to offer T-Mobile postpaid wireless products and services in approximately 680 of the Target Mobile centers we operate.

Second Quarter Summary
Net sales and operating revenues decreased $20.4 million, or 2.1%, to $941.9 million when compared with the same period last year. Comparable store sales decreased 7.8%. Our decrease in sales was primarily driven by decreased sales in our Sprint and T-Mobile postpaid wireless businesses, decreased sales of digital-to-analog television converter boxes and related television antennas, decreased sales of digital cameras and camcorders, and decreased sales of digital music players. These decreases were partially offset by sales in our new Target Mobile centers, increased sales in our AT&T postpaid wireless business and sales of tablet devices.  Our Sprint postpaid business was negatively affected by a nationwide change to Sprint's upgrade program, which delayed upgrade eligibility for certain customers.  We anticipate increased Sprint sales from upgrading customers in future quarters as these customers become eligible for upgrades.  Our expectation has thus far been confirmed by our July results.  The decrease in sales in our T-Mobile postpaid wireless business was affected by our efforts to minimize the risks of our uncertain relationship with T-Mobile.

Gross margin decreased 160 basis points from the second quarter of 2010 to 45.9%. This decrease was primarily due to a lower gross margin from our Target Mobile centers for the second quarter, compared with the same period last year, which was a result of certain service provider compensation terms that were only in effect for the Target Mobile centers pilot program in 2010. These service provider compensation terms were changed in our multi-year contract arrangements that are in effect for 2011. Gross margin was also negatively affected by the inventory valuation losses associated with the closing of our Chinese manufacturing plant and the inventory valuation loss on T-Mobile handsets.

Selling, general and administrative (“SG&A”) expense increased $17.3 million to $364.3 million when compared with the same period last year. As a percentage of net sales and operating revenues, SG&A increased 260 basis points from the same period last year to 38.7%. The increase in SG&A expense for the second quarter was partially driven by costs of $7.1 million incurred to close our Chinese manufacturing plant. The remaining increase in SG&A expense for the second quarter was primarily driven by increased compensation expense related to additional employees to support our Target Mobile centers, which was partially offset by decreased compensation expense for the remainder of our business due to lower operating results, decreased advertising expense, and decreased rent expense.

Income from continuing operations decreased $26.0 million, or 52.5%, to $23.5 million when compared with the same period last year. Income per diluted share from continuing operations was $0.23, compared with $0.39 for the same period last year.

Net income decreased $28.1 million, or 53.0%, to $24.9 million when compared with the same period last year. Net income per diluted share was $0.24, compared with $0.41 for the same period last year. Adjusted EBITDA from continuing operations decreased $42.6 million, or 38.1%, to $69.1 million when compared with the same period last year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
Reconciliation of adjusted EBITDA from continuing operations to income from continuing operations
Adjusted EBITDA from continuing operations(1)	$69.1	$111.7	$154.2	$216.5
Interest expense, net of interest income	(10.4)	(10.0)	(19.8)	(19.3)
Income tax expense	(15.0)	(31.1)	(35.2)	(59.4)
Depreciation and amortization	(20.2)	(21.1)	(40.2)	(43.0)
Other loss	--	--	(4.1)	--
Income from continuing operations	$23.5	$49.5	$54.9	$94.8

(1)
Adjusted EBITDA from continuing operations, a non-GAAP financial measure, is defined as earnings from continuing operations before interest, taxes, depreciation, and amortization. Our calculation of adjusted EBITDA is also adjusted for other income or loss and cumulative effects of changes in accounting principles, if applicable. The comparable financial measure to adjusted EBITDA under GAAP is income from continuing operations. Adjusted EBITDA is used by management to evaluate the operating performance of our business for comparable periods and is a metric used in the computation of annual and long-term incentive compensation bonuses. Adjusted EBITDA should not be used by investors or others as the sole basis for formulating investment decisions, as it excludes a number of important items. We compensate for this limitation by using GAAP financial measures as well in managing our business. In the view of management, adjusted EBITDA is an important indicator of operating performance because adjusted EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest, depreciation costs, and other losses.

RadioShack Retail Outlets
The table below shows our retail locations allocated among U.S. and Mexico company-operated stores, kiosks, and dealer and other outlets at the following dates:

	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sep. 30, 2010	June 30, 2010
U.S. RadioShack company-operated stores	4,463	4,467	4,486	4,475	4,469
Kiosks (1) (2)	1,481	1,304	1,267	945	533
Mexico RadioShack company-operated stores	211	212	211	206	203
Dealer and other outlets	1,142	1,175	1,219	1,244	1,267
Total number of retail locations	7,297	7,158	7,183	6,870	6,472

(1)
In February 2009, we signed a contract extension with Sam’s Club through March 31, 2011, with a transition period ending June 30, 2011, to operate kiosks in certain Sam’s Club stores. As of June 30, 2011, we had transitioned to Sam’s Club all of the remaining kiosks operated by the Company in Sam’s Club stores.

(2)
In 2009 we conducted a test program of kiosks in approximately 100 Target stores. In the third quarter of 2010 we signed a multi-year agreement with Target Corporation to operate wireless kiosks in certain Target stores. In August 2010, we began opening Target Mobile centers with the objective of operating kiosks in the majority of Target stores nationwide by mid-2011. We operated 1,481, 887 and 850 Target Mobile centers at June 30, 2011, March 31, 2011, and December 31, 2010, respectively.

Net Sales and Operating Revenues
Consolidated net sales and operating revenues are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010

U.S. RadioShack company-operated stores	$797.8	$873.9	$1,693.0	$1,773.6
Other	144.1	88.4	266.3	180.4
Consolidated net sales and operating revenues	$941.9	$962.3	$1,959.3	$1,954.0

Consolidated net sales and operating revenues (decrease) increase	(2.1%)	4.6%	0.3%	4.2%
Comparable store sales(1) (decrease) increase	(7.8%)	5.9%	(4.1%)	4.9%

(1)
Comparable store sales include the sales of U.S. and Mexico RadioShack company-operated stores as well as kiosks with more than 12 full months of recorded sales. Sales from discontinued operations have been excluded from these calculations for all periods presented.

U.S. RadioShack Company-Operated Stores Segment

U.S. RadioShack company-operated store sales for the second quarter decreased $76.1 million, or 8.7%, and decreased $80.6 million, or 4.5%, for the first six months of 2011 when compared with the same periods last year.

Sales in our mobility platform (which includes postpaid and prepaid wireless handsets, commissions and residual income, prepaid wireless airtime, e-readers, and tablet devices) decreased 7.1% for the second quarter and increased 1.7% for the first six months of 2011, when compared with the same periods last year. The second quarter decrease was primarily driven by decreased sales in our Sprint and T-Mobile postpaid wireless businesses, but was partially offset by increased sales in our AT&T postpaid wireless business and sales of tablet devices. During the second quarter, our Sprint postpaid business was negatively affected by a nationwide change to Sprint's upgrade program, which delayed upgrade eligibility for certain customers.  We anticipate increased Sprint sales from upgrading customers in future quarters as these customers become eligible for upgrades.  Our expectation has thus far been confirmed by our July results.  The sales increase for the first six months of 2011 was primarily driven by increased sales in our AT&T postpaid business and sales of tablet devices, but was partially offset by decreased sales in our T-Mobile postpaid business.  The decrease in sales in our T-Mobile postpaid wireless business was affected by our efforts to minimize the risks of our uncertain relationship with T-Mobile.

Sales in our signature platform (which includes wireless, music, computer, video game, and home entertainment accessories, general purpose and special purpose power products, technical products, and services) decreased 5.8% for the second quarter and decreased 5.9% for the first six months of 2011, when compared with the same periods last year. These sales decreases were primarily driven by decreased sales of digital-to-analog television converter boxes and related television antennas, other home entertainment accessories, music accessories, wireless accessories and media storage.

Sales in our consumer electronics platform (which includes digital music players, personal computing products, laptop computers, cameras, residential telephones, digital televisions, and other consumer electronics products) decreased 17.0% for the second quarter and decreased 15.8% for the first six months of 2011, compared with the same periods last year. These sales decreases were driven by decreased sales of digital cameras and camcorders, digital music players, netbooks, and GPS units. The sales decrease for the first six months of 2011 was also driven by decreased sales of digital televisions in the first quarter, but was partially offset by increased sales of laptops in the first quarter.

Other Sales

Amounts in other sales reflect our business activities that are not separately reportable, which include sales through our kiosks, sales to our independent dealers, sales generated by our www.radioshack.com website and our Mexican subsidiary, sales to commercial customers, and outside sales of our global sourcing operations and manufacturing. Other sales increased $55.7 million, or 63.0%, for the second quarter and $85.9 million, or 47.6%, for the first six months of 2011, when compared with the same periods last year. These sales increases were driven primarily by our additional 1,377 Target mobile centers, which were open on June 30, 2011, but were not open on June 30, 2010, and by increased sales from our Mexican subsidiary. These sales increases were partially offset by decreased sales to our independent dealers.

Gross Profit
Consolidated gross profit and gross margin are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010

Gross profit	$432.1	$457.2	$886.5	$923.7
Gross margin	45.9%	47.5%	45.2%	47.3%

Gross profit (decrease) increase	(5.5%)	8.0%	(4.0%)	6.1%

Consolidated gross profit decreased $25.1 million, or 5.5%, for the second quarter and decreased $37.2 million, or 4.0%, for the first six months of 2011 when compared with the same periods last year. The decreases in gross profit for both of these periods were driven by decreases in net sales and operating revenues and decreases in our gross margin rate of 160 basis points and 210 basis points for the second quarter and the first six months of 2011, respectively.

Gross margin for our U.S. RadioShack company-operated stores segment was unchanged for the second quarter and decreased by 70 basis points for the first six months of 2011, when compared with the same periods last year. The decrease in gross margin for the first six months of 2011 was primarily driven by a change in our sales mix towards certain lower margin mobile devices and the underperformance of our T-Mobile postpaid business in the first quarter.

Gross margin for our other business activities decreased for the second quarter and the first six months of 2011. These decreases were primarily due to a lower gross margin for our Target Mobile centers for the second quarter and the first six months of 2011, compared with the same periods last year, which was a result of certain service provider compensation terms that were only in effect for the Target Mobile centers pilot program in 2010.  These service provider compensation terms were changed in our multi-year contract arrangements that are in effect for 2011. Gross margin was also negatively affected by the inventory valuation loss associated with the closing of our Chinese manufacturing plant.

Selling, General and Administrative Expense
Consolidated selling, general and administrative expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010

Selling, general and administrative expense	$364.3	$347.0	$734.9	$710.4
As a percent of net sales and operating revenues	38.7%	36.1%	37.5%	36.4%

Selling, general and administrative expense increase	5.0%	9.0%	3.4%	6.8%

Consolidated SG&A expense increased $17.3 million, or 5.0%, for the second quarter and increased $24.5 million, or 3.4%, for the first six months of 2011 when compared with the same periods last year. These represent 260 and 110 basis point increases as a percentage of net sales and operating revenues for the second quarter and the first six months of 2011, respectively.

The increases in SG&A expense for the second quarter and for the first six months of 2011 were partially driven by costs incurred to close our Chinese manufacturing plant. SG&A expense for the second quarter included costs of $7.1 million, which consisted of severance costs of $5.6 million and a foreign currency exchange loss of $1.5 million. The remaining increase in SG&A expense for the second quarter and the first six months of 2011 was primarily driven by increased compensation expense related to additional employees to support our Target Mobile centers, which was partially offset by decreased compensation expense for the remainder of our business due to lower operating results, decreased advertising expense, and decreased rent expense.

Depreciation and Amortization
Depreciation and amortization from continuing operations, including amounts recorded in cost of products sold, declined $0.9 million, or 4.3%, for the second quarter and $2.8 million, or 6.5%, for the first six months of 2011, when compared with the same periods last year. Our depreciation expense has been trending lower over the past five years due to our lower level of capital expenditures during this period compared with a higher level of capital expenditures in 2005 and prior years. We expect depreciation to increase over our recent trend beginning in the third quarter of 2011 due to the completion of our new point-of-sale information technology project.

Net Interest Expense
Consolidated net interest expense, which is interest expense net of interest income, was $10.4 million for the second quarter and $19.8 million for the first six months of 2011, compared with $10.0 million and $19.3 million, respectively, for the same periods last year.

Interest expense primarily consists of interest paid at the stated coupon rate on our outstanding notes, the non-cash amortization of the discount on our convertible notes, cash received on our interest rate swaps, and the non-cash change in fair value of our interest rate swaps. Interest expense increased $0.2 million for the second quarter and was unchanged for the first six months of 2011, when compared with the same periods last year. Non-cash interest expense was $3.9 million for the second quarter and $8.6 million for the first six months of 2011, compared with $3.9 million and $7.2 million, respectively, for the same periods last year.

Interest income decreased $0.2 million for the second quarter and decreased $0.5 million for the first six months of 2011 when compared with the same periods last year. This decrease was primarily due to lower average cash balances in 2011.

Income Tax Expense
The income tax provision for each quarterly period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are recorded in the quarterly period in which they occur. Our effective tax rate was 39.0% for the second quarter and 39.1% for the first six months of 2011, compared with 38.6% and 38.5%, respectively, for the same periods last year.

Discontinued Operations
All of our remaining kiosks located in Sam’s Club stores were transitioned to Sam’s Club by June 30, 2011. These operations were reclassified from the kiosks segment to discontinued operations for the second quarter. Income before income taxes for these discontinued operations was $2.4 million for the second quarter and $8.4 million for the first six months of 2011, compared with $5.8 million and $13.6 million, respectively, for the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Operating Activities: Cash provided by operating activities for the first six months of 2011 was $101.5 million, compared with $42.0 million for the same period last year. Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and changes in working capital components. Net income plus non-cash adjustments to net income was $118.1 million for the first six months of 2011, compared with $170.0 million for the same period last year. Cash used in working capital components was $16.6 million for the first six months of 2011, compared with $128.0 million for the same period last year. The decrease in cash used in working capital components in 2011 was driven primarily by lower accounts receivable at June 30, 2011.

Investing Activities: Cash used in investing activities was $41.5 million for the first six months of 2011, compared with $25.6 million for the same period last year. This increase was primarily driven by increased capital spending for information technology projects and increased capital spending related to opening 631 Target Mobile centers in 2011. We anticipate that our capital expenditure requirements for 2011 will range from $100 million to $125 million. U.S. RadioShack company-operated store remodels and relocations, fixtures for our Target Mobile centers, and information systems projects will account for the majority of these anticipated capital expenditures. Cash and cash equivalents and cash generated from operating activities will be used to fund future capital expenditure needs.

Financing Activities: Cash used in financing activities was $77.2 million for the first six months of 2011, compared with cash provided by financing activities of $6.5 million for the same period last year. This change was primarily driven by purchases of treasury stock of $101.4 million. The net cash used in financing activities for the first six months of 2011 included cash paid to redeem our 2011 Notes in the first quarter, which was more than offset by the net proceeds received from the issuance of our 2019 Notes in the second quarter.

Free Cash Flow: Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $60.0 million for the first six months of 2011, compared with $16.3 million for the same period last year. The increase in free cash flow for the first six months of 2011 was attributable to increased cash flow from operating activities as described above, but was partially offset by an increase in additions to property, plant and equipment.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, make dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which was $101.5 million for the first six months of 2011, compared with $42.0 million for the same period last year. We do not intend for the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP, nor do we intend to imply that free cash flow represents cash flow available for discretionary expenditures. The following table is a reconciliation of cash flows from operating activities to free cash flow.

	Six Months Ended June 30,		Year Ended December 31,
(In millions)	2011	2010	2010

Net cash provided by operating activities	$101.5	$42.0	$155.0
Less:
Additions to property, plant and equipment	41.5	25.7	80.1
Dividends paid	--	--	26.5
Free cash flow	$60.0	$16.3	$48.4

SOURCES OF LIQUIDITY
As of June 30, 2011, we had $552.2 million in cash and cash equivalents. We believe that our cash flows from operations and available cash and cash equivalents will adequately fund our operations, our capital expenditures, and our debt obligations. Additionally, we have a credit facility of $450 million with availability of $418.7 million as of June 30, 2011.

Available Financing: On January 4, 2011, we terminated our $325 million credit facility and entered into a five-year, $450 million revolving credit agreement with a group of lenders with Bank of America, N.A., as administrative agent. The 2016 Credit Facility expires on January 4, 2016. The 2016 Credit Facility may be used for general corporate purposes and the issuance of letters of credit. This facility is collateralized by substantially all of the Company’s inventory, accounts receivable, cash and cash equivalents, and certain other personal property, and is guaranteed by certain of our domestic subsidiaries.

Borrowings under the 2016 Credit Facility are subject to a borrowing base of certain collateralized assets and bear interest at a bank’s prime rate plus 1.25% to 1.75% or LIBOR plus 2.25% to 2.75%. The applicable rates in these ranges are based on the aggregate average availability under the facility.

The 2016 Credit Facility also contains a $150 million sub-limit for the issuance of standby and commercial letters of credit. The issuance of letters of credit reduces the amount available under the facility. Letter of credit fees are 2.25% to 2.75% for standby letters of credit or 1.125% to 1.375% for commercial letters of credit.

We pay commitment fees to the lenders at an annual rate of 0.50% of the unused amount of the facility. As of June 30, 2011, no borrowings had been made under the facility, and letters of credit totaling $31.3 million had been issued.

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

CASH REQUIREMENTS

2019 Notes: On May 3, 2011, we sold $325 million principal amount of senior unsecured notes due May 15, 2019 in a private offering to qualified institutional buyers under SEC Rule 144A. The 2019 Notes will pay interest at a stated fixed rate of 6.75% per year. Interest will be paid on a semi-annual basis on May 15 and November 15 of each year, beginning November 15, 2011. Net proceeds from the sale of the 2019 Notes were $316.3 million, after an initial issuance discount of approximately $2.5 million and other transaction costs. The effective annualized interest rate of the 2019 Notes after giving effect to the original issuance discount is 6.875%.

The 2019 Notes are guaranteed by all of our domestic subsidiaries except Tandy Life Insurance Company. The 2019 Notes and the guarantees will be our general unsecured senior obligations and, therefore, will be subordinated to all of our and the guarantors’ existing and future collateralized debt to the extent of the assets collateralizing that debt. In addition, the 2019 Notes will be effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the 2019 Notes, to the extent of the assets of those subsidiaries.

The 2019 Notes contain covenants that could, in certain circumstances, limit our ability to issue additional debt, repurchase shares of our common stock, or make certain other restricted payments. At June 30, 2011, we were in compliance with these covenants.

Capitalization
The following table sets forth information about our capitalization on the dates indicated.

	June 30,		December 31,		June 30,
	2011		2010		2010
(In millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent

Current maturities of long-term debt	$--	--%	$308.0	20.8%	$309.5	17.2%
Long-term debt, excluding current maturities	662.2	45.0	331.8	22.4	324.1	18.1
Total debt	662.2	45.0	639.8	43.2	633.6	35.3
Stockholders’ equity	808.0	55.0	842.5	56.8	1,159.5	64.7
Total capitalization	$1,470.2	100.0%	$1,482.3	100.0%	$1,793.1	100.0%

Our June 30, 2011, balances reflect the redemption of $306.8 million in principal amount of our 2011 Notes, the issuance of $325 million in principal amount of our 2019 Notes, and the $101.4 million paid to repurchase 6.3 million shares of our common stock. We continually assess alternatives to our capital structure and evaluate strategic capital initiatives. These may include, but are not limited to, new debt issuances, additional share repurchases, and modifications of existing debt, such as the amount of debt outstanding, the types of debt issued and the maturity dates of the debt. These alternatives, if implemented, could materially affect our capital structure, debt ratios, and cash balances.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At June 30, 2011, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our cash equivalents of $408.2 million at June 30, 2011. These instruments currently yield less than 100 basis points on an annualized basis. A hypothetical decrease of interest rates to zero would result in a decrease in annual interest income of less than $4.1 million. This hypothesis assumes no change in the cash equivalent balance.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
We have established a system of disclosure controls and procedures designed to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our President and Chief Executive Officer. Based upon that evaluation, our President and Chief Executive Officer, who currently serves as our principal executive officer and as our principal financial officer, concluded that these disclosure controls and procedures were effective.

Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2011	--		$--	--	$101,407,710
May 1 – 31, 2011	6,349,306	(2)	$15.97	6,348,500	$--
June 1 – 30, 2011	--		$--	--	$--
Total	6,349,306			6,348,500

(1)
RadioShack announced a $200 million share repurchase program on July 24, 2008, which had no stated expiration date. On August 20, 2009, we announced a $200 million increase in this share repurchase program. In August 2010, our Board of Directors approved an increase in this share repurchase program from $400 million to $610 million, with $500 million available for share repurchases under this program at that time. Although no share repurchase program expired during the period covered by the table, as of June 30, 2011, no further amount remained for share repurchases under any program authorized by our Board of Directors.

(2)	Includes 806 shares acquired by RadioShack for tax withholdings upon vesting of restricted stock awards, which were not repurchased pursuant to a share repurchase program.

ITEM 6. EXHIBITS.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits on page 25, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIOSHACK CORPORATION

July 26, 2011	By:	/s/ Martin O. Moad
Martin O. Moad
Vice President and Corporate Controller
(principal accounting officer)

July 26, 2011	By:	/s/ James F. Gooch
James F. Gooch
President and Chief Executive Officer
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

3.6	RadioShack Corporation Bylaws, amended and restated as of May 19, 2011 (filed as Exhibit 3.1 to RadioShack’s Form 8-K filed on May 23, 2011, and incorporated herein by reference).
4.1
Indenture, dated as of May 3, 2011, by and among RadioShack Corporation, the Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to RadioShack’s Form 8-K filed on May 4, 2011, and incorporated herein by reference).

4.2	Form of Senior Notes due 2019 (included in Exhibit 4.1 to RadioShack’s Form 8-K filed on May 4, 2011, and incorporated by reference).
4.3
Registration Rights Agreement, dated as of May 3, 2011, by and among RadioShack Corporation, the Guarantors named therein, and the Initial Purchasers named therein (filed as Exhibit 4.3 to RadioShack’s Form 8-K filed on May 4, 2011, and incorporated herein by reference).

31 (2)	Rule 13a-14(a) Certification of the principal executive and financial officer of RadioShack Corporation.
32 (2)(3)	Section 1350 Certification of the chief executive and financial officer of RadioShack Corporation.
101 (2)(4)
The following financial information from RadioShack’s Form 10-Q filed on July 26, 2011, formatted in Extensible Business Reporting Language (XBRL):  (i) the consolidated balance sheets at June 30, 2011, December 31, 2010, and June 30, 2010, (ii) the consolidated statements of income for the three months ended March 31, 2011 and March 31, 2010 and for the six months ended June 30, 2011 and June 30, 2010, (iii) the consolidated statements of cash flows for the six months ended June 30, 2011 and June 30, 2010, and (iv) the notes to condensed consolidated financial statements.

(1)	RadioShack Corporation was known as Tandy Corporation until May 18, 2000.
(2)	Filed with this report.
(3)
This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

(4)
The XBRL-related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates such information by reference.