Form 10-Q/A
period 2011-06-30
RADIOSHACK CORP
filed 2011-07-27
CIK 96289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Why we are filing this Amendment to our Form 10-Q

The Company is amending its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, solely to correct errors concerning certain dates listed in the reference to Exhibit 101 in the Index to Exhibits and the date of the signature on Exhibit 32.  Except for changes pertaining to these corrections, the Company has made no changes to its Quarterly Report on Form 10-Q.

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

RADIOSHACK CORPORATION

July 27, 2011	By:	/s/ Martin O. Moad
Martin O. Moad
Vice President and Corporate Controller
(principal accounting officer)

July 27, 2011	By:	/s/ James F. Gooch
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
101 (2)(4)
The following financial information from RadioShack’s Form 10-Q/A filed on July 27, 2011, formatted in Extensible Business Reporting Language (XBRL):  (i) the consolidated balance sheets at June 30, 2011, December 31, 2010, and June 30, 2010, (ii) the consolidated statements of income for the three months ended June 30, 2011 and June 30, 2010 and for the six months ended June 30, 2011 and June 30, 2010, (iii) the consolidated statements of cash flows for the six months ended June 30, 2011 and June 30, 2010, and (iv) the notes to condensed consolidated financial statements.

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