Form 10-Q
period 2011-10-13
RADIOSHACK CORP
filed 2011-10-25
CIK 96289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on October 14, 2011 was 99,837,330.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2011	2010	2011	2010
Net sales and operating revenues	$1,031.8	$1,002.0	$2,991.1	$2,956.0
Cost of products sold (includes depreciation amounts of $1.9 million, $1.9 million, $5.5 million and $5.8 million, respectively)	589.9	549.0	1,662.7	1,579.3
Gross profit	441.9	453.0	1,328.4	1,376.7

Operating expenses:
Selling, general and administrative	411.4	352.5	1,146.3	1,062.9
Depreciation and amortization	19.2	18.3	55.8	57.4
Impairment of long-lived assets	0.7	2.4	1.7	3.1
Total operating expenses	431.3	373.2	1,203.8	1,123.4

Operating income	10.6	79.8	124.6	253.3

Interest income	1.4	0.8	2.2	2.1
Interest expense	(12.6)	(10.4)	(33.2)	(31.0)
Other loss	--	--	(4.1)	--

(Loss) income from continuing operations before income taxes	(0.6)	70.2	89.5	224.4
Income tax (benefit) expense	(0.9)	27.4	34.3	86.8

Income from continuing operations	0.3	42.8	55.2	137.6
Discontinued operations, net of income taxes	--	3.2	5.1	11.5

Net income	$0.3	$46.0	$60.3	$149.1

Basic net income per share:
Income per share from continuing operations	$0.00	$0.35	$0.53	$1.11
Income per share from discontinued operations	--	0.03	0.05	0.09
Net income per share (basic)	$0.00	$0.38	$0.58	$1.20

Diluted net income per share:
Income per share from continuing operations	$0.00	$0.35	$0.53	$1.09
Income per share from discontinued operations	--	0.02	0.05	0.09
Net income per share (diluted)	$0.00	$0.37	$0.58	$1.18

Shares used in computing net income per share:

Basic	100.2	121.0	103.4	124.2

Diluted	100.7	123.1	104.2	126.4

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In millions, except share amounts)	September 30, 2011	December 31, 2010	September 30, 2010
Assets
Current assets:
Cash and cash equivalents	$667.7	$569.4	$720.3
Accounts and notes receivable, net	250.3	377.5	258.3
Inventories	790.6	723.7	759.1
Other current assets	106.3	108.1	113.4
Total current assets	1,814.9	1,778.7	1,851.1

Property, plant and equipment, net	273.4	274.3	264.4
Goodwill, net	37.4	41.2	40.7
Other assets, net	82.3	81.2	86.3
Total assets	$2,208.0	$2,175.4	$2,242.5

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$--	$308.0	$308.7
Accounts payable	344.6	272.4	318.1
Accrued expenses and other current liabilities	290.8	318.0	279.2
Income taxes payable	8.7	9.7	11.4
Total current liabilities	644.1	908.1	917.4

Long-term debt, excluding current maturities	666.4	331.8	327.9
Other non-current liabilities	98.0	93.0	87.6
Total liabilities	1,408.5	1,332.9	1,332.9

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 146,033,000, 146,033,000, and 191,033,000 shares issued, respectively	146.0	146.0	191.0
Additional paid-in capital	142.1	147.3	75.7
Retained earnings	1,562.8	1,502.5	2,473.0
Treasury stock, at cost; 46,195,000, 40,260,000, and 77,207,000 shares, respectively	(1,040.3)	(949.0)	(1,825.1)
Accumulated other comprehensive loss	(11.1)	(4.3)	(5.0)
Total stockholders’ equity	799.5	842.5	909.6
Total liabilities and stockholders’ equity	$2,208.0	$2,175.4	$2,242.5

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
(In millions)	2011	2010
Cash flows from operating activities:
Net income	$60.3	$149.1
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	61.7	63.8
Amortization of discounts on long-term debt	12.2	11.1
Impairment of long-lived assets	1.7	3.1
Stock-based compensation	4.0	8.7
Other non-cash items	7.4	9.3
Changes in operating assets and liabilities:
Accounts and notes receivable	126.9	65.5
Inventories	(69.4)	(79.1)
Other current assets	5.7	(2.2)
Accounts payable, accrued expenses, income taxes payable and other	52.5	(72.5)
Net cash provided by operating activities	263.0	156.8

Cash flows from investing activities:
Additions to property, plant and equipment	(62.9)	(46.7)
Proceeds from sale of property, plant and equipment	0.1	0.1
Net cash used in investing activities	(62.8)	(46.6)

Cash flows from financing activities:
Issuance of long-term notes	322.5	--
Long-term notes issuance costs	(7.2)	--
Repayments of borrowings	(306.8)	--
Payments to purchase treasury stock	(101.4)	(300.0)
Changes in cash overdrafts	(11.6)	(0.5)
Proceeds from exercise of stock options	2.6	2.4
Net cash used in financing activities	(101.9)	(298.1)

Net increase (decrease) in cash and cash equivalents	98.3	(187.9)
Cash and cash equivalents, beginning of period	569.4	908.2
Cash and cash equivalents, end of period	$667.7	$720.3

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Throughout this report, the terms “our,” “we,” “us,” “Company,” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We prepared the accompanying unaudited interim consolidated financial statements, which include the accounts of RadioShack Corporation and all majority-owned domestic and foreign subsidiaries, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three and nine month periods ended September 30, 2011 and 2010, do not necessarily indicate the results you might expect for the full year. For further information, refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010. Our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K were recast on Exhibit 99.1 attached to our Current Report on Form 8-K dated September 27, 2011, for the presentation of discontinued operations and our updated segments as discussed elsewhere in this Quarterly Report on Form 10-Q.

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

All of our remaining kiosks located in Sam’s Club stores were transitioned to Sam’s Club by June 30, 2011. We determined that the cash flows from these kiosks were eliminated from our ongoing operations. Therefore, these operations were reclassified from the kiosks segment to discontinued operations in the second quarter. The operating results of these kiosks are presented in the consolidated statements of income as discontinued operations, net of income taxes, for all periods presented.

We incurred no significant gain or loss associated with the transition of these kiosks to Sam’s Club. We redeployed substantially all of our Sam’s Club kiosk employees to nearby RadioShack stores or Target Mobile centers, and we redistributed our Sam’s Club kiosk inventory to our remaining retail channels. Net sales and operating revenues related to these discontinued operations were zero for the third quarter and $62.9 million for the first nine months of 2011, compared with $49.8 million and $148.9 million, respectively, for the same periods last year. Income before income taxes for these discontinued operations was zero for the third quarter and $8.4 million for the first nine months of 2011, compared with $5.2 million and $18.8 million, respectively, for the same periods last year. We anticipate that the results of our discontinued operations will be insignificant in future periods.

NOTE 3 – INDEBTEDNESS AND BORROWING FACILITIES

2016 Credit Facility: On January 4, 2011, we terminated our $325 million credit facility and entered into a five-year, $450 million revolving credit agreement (“2016 Credit Facility”) with a group of lenders with Bank of America, N.A., as administrative and collateral agent. The 2016 Credit Facility expires on January 4, 2016. The 2016 Credit Facility may be used for general corporate purposes and the issuance of letters of credit. This facility is collateralized by substantially all of the Company’s inventory, accounts receivable, cash and cash equivalents, and certain other personal property, and is guaranteed by certain of our domestic subsidiaries.

Borrowings under the 2016 Credit Facility are subject to a borrowing base of certain collateralized assets and bear interest at a bank’s prime rate plus 1.25% to 1.75% or LIBOR plus 2.25% to 2.75%. The applicable rates in these ranges are based on the aggregate average availability under the facility.

The 2016 Credit Facility also contains a $150 million sub-limit for the issuance of standby and commercial letters of credit. The issuance of letters of credit reduces the amount available under the facility. Letter of credit fees are 2.25% to 2.75% for standby letters of credit and 1.125% to 1.375% for commercial letters of credit.

We pay commitment fees to the lenders at an annual rate of 0.50% of the unused amount of the facility. As of September 30, 2011, no borrowings had been made under the facility, and letters of credit totaling $29.1 million had been issued.

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

2019 Notes: On May 3, 2011, we sold $325 million aggregate principal amount of senior unsecured notes due May 15, 2019 (“2019 Notes”) in a private offering to qualified institutional buyers. The obligation to pay principal and interest on the 2019 Notes is jointly and severally guaranteed on a full and unconditional basis by all of the guarantors under the 2016 Credit Facility. On the issue date, the 2019 Notes were guaranteed by all of our wholly-owned domestic subsidiaries except Tandy Life Insurance Company. The 2019 Notes will pay interest at a fixed rate of 6.75% per year. Interest will be paid on a semi-annual basis on May 15 and November 15 of each year, beginning November 15, 2011. Net proceeds from the sale of the 2019 Notes were $315.3 million, after an initial issuance discount of approximately $2.5 million and other transaction costs. The effective annualized interest rate of the 2019 Notes after giving effect to the original issuance discount is 6.875%.

The 2019 Notes and the guarantees are the Company’s and the guarantors’ general unsecured senior obligations and, therefore, will be subordinated to all of the Company’s and the guarantors’ existing and future secured debt to the extent of the assets securing that debt. In addition, the 2019 Notes will be effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the 2019 Notes, to the extent of the assets of those subsidiaries.

The 2019 Notes contain covenants that could, in certain circumstances, limit our ability to issue additional debt, repurchase shares of our common stock, make certain other restricted payments, make investments, or enter into certain other transactions. At September 30, 2011, we were in compliance with these covenants.

On September 27, 2011, the Company and the guarantors filed a registration statement on Form S-4 with the SEC to register the issuance of new notes (the “Exchange Notes”) in partial fulfillment of obligations in the registration rights agreement entered into by the Company, the guarantors, and the initial purchasers of the 2019 Notes. The Exchange Notes are identical in all material respects to the 2019 Notes except that the issuance of the Exchange Notes has been registered under the Securities Act, and as a result certain registration rights and special interest rate provisions that apply to the 2019 Notes do not apply to the Exchange Notes. Unless extended, the exchange offer will expire on November 8, 2011.

2011 Notes: In March 2011, we redeemed all of our 7.375% notes that would have matured on May 15, 2011 (“2011 Notes”). The redemption of these notes resulted in a loss on extinguishment of debt of $4.1 million, which was classified as other loss on our consolidated statements of income.

NOTE 4 – SHARE REPURCHASES

During the second quarter of 2011, we paid $101.4 million to purchase 6.3 million shares of our common stock in open market purchases. These purchases completed our $610 million share repurchase authorization.

On August 23, 2010, we entered into an accelerated share repurchase (“ASR”) program with two investment banks to repurchase shares of our common stock under our approved share repurchase program. Under the ASR program, the number of shares to be repurchased was based generally on the daily volume weighted average price of our common stock during the term of the ASR program. On August 24, 2010, we paid $300 million to the investment banks in exchange for an initial delivery of 11.7 million shares to us, subject to a 30%, or $90 million, holdback. At the conclusion of the ASR program, we could have received additional shares, or we could have been required to pay additional cash or shares (at our option), based on the daily volume weighted average price of our common stock over a period beginning after the effective date of the ASR agreements and ending on or before November 19, 2010. In November 2010 at the conclusion of the ASR program, we received an additional 3.2 million shares.

At September 30, 2010, the ASR program was accounted for as an initial treasury stock transaction and a forward stock purchase contract. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the agreements. The forward stock purchase contracts were classified as equity instruments under the Financial Accounting Standards Board’s (“FASB”) accounting guidance for “Contracts in Entity's Own Equity,” and were deemed to have a fair value of zero at the effective date.

As of September 30, 2010, based on the daily volume weighted average price of our common stock since the effective date of the agreements, the investment banks would have been required to deliver an additional 3.8 million shares to us. As of September 30, 2010, the $90 million holdback was recorded as a reduction in additional paid-in capital on our consolidated balance sheet.

NOTE 5 – PLANT CLOSURE

During the second quarter of 2011 we ceased production operations in our Chinese manufacturing plant. Since production operations ceased, we have continued to acquire inventory similar to that previously produced by this facility from alternative product sourcing channels. In conjunction with the plant closing, we incurred total costs of $11.0 million for the first nine months of 2011. We incurred $7.5 million in compensation expense for severance packages for the termination of approximately 1,500 employees. We recorded a foreign currency exchange loss of $1.5 million related to the reversal of our foreign currency cumulative translation adjustment, which is classified as a selling, general and administrative expense. The remaining $2.0 million related to an inventory valuation loss, accelerated depreciation, and other general and administrative costs. Substantially all of these costs were incurred in the second quarter of 2011. Future costs to manage the liquidation, which are not expected to be significant, will be expensed as incurred and will include compensation expense such as retention bonuses for the remaining employees, rent expense, and professional fees.

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

The following table reconciles the numerator and denominator used in the basic and diluted net income per share calculations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010

Numerator:
Income from continuing operations	$0.3	$42.8	$55.2	$137.6
Discontinued operations, net of taxes	--	3.2	5.1	11.5
Net income	$0.3	$46.0	$60.3	$149.1

Denominator:
Weighted-average common shares outstanding	100.2	121.0	103.4	124.2
Dilutive effect of stock-based awards	0.5	2.1	0.8	2.2
Weighted average shares for diluted net income per share	100.7	123.1	104.2	126.4

The following table includes common stock equivalents that were not included in the calculation of diluted net income per share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010

Employee stock options (1)	6.4	1.8	2.3	1.8
Warrants to purchase common stock (1)	15.5	15.5	15.5	15.5
Convertible debt instruments (2)	15.5	15.5	15.5	15.5

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

NOTE 7 – COMPREHENSIVE INCOME (LOSS)

Comprehensive loss was $9.9 million for the third quarter and comprehensive income was $53.5 million for the first nine months of 2011, compared with comprehensive income of $47.3 million and $150.6 million, respectively, for the same periods last year. In addition to net income, the other components of comprehensive income, all net of tax, were foreign currency translation adjustments and pension adjustments.

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

The final measurement date on these contracts was February 15, 2011. Therefore, the cash flows from the contracts were fixed through their expiration dates and ceased fluctuating with interest rate changes after that date. We held these instruments until their maturities in May 2011. Changes in fair value of these instruments were recorded in earnings as an adjustment to interest expense. These adjustments resulted in increases in interest expense of zero for the third quarter and $1.9 million for the first nine months of 2011, compared with $0.7 million and $2.2 million, respectively, for the same periods last year.

NOTE 9 – FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Basis of Fair Value Measurements
	Fair Value of Assets	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(In millions)
As of December 31, 2010
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps (1) (2)	$1.9	--	$1.9	--

As of September 30, 2010
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps (1) (2)	$3.1	--	$3.1	--

(1)	These interest rate swaps served as economic hedges on our 2011 Notes and expired in May 2011.
(2)	Included in other current assets

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

Carrying amounts and the related estimated fair value of our debt financial instruments are as follows:

	September 30, 2011		December 31, 2010
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$666.4	$671.0	$639.8	$713.1

The fair value of our 2.5% convertible notes due in 2013 was $363.4 million at September 30, 2011, compared with $400.7 million at December 31, 2010. The fair value of the 2019 Notes was $306.6 million at September 30, 2011. The fair value of the 2011 Notes was $311.4 million at December 31, 2010.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Basis of Fair Value Measurements
	Fair Value of Assets (Liabilities)	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(In millions)

Three Months Ended September 30, 2011
Long-lived assets held and used	$0.4	--	--	$0.4

For the three months ended September 30, 2011, long-lived assets held and used in certain locations of our U.S. RadioShack company-operated stores segment with a total carrying value of $1.1 million were written down to their fair value of $0.4 million, resulting in an impairment charge of $0.7 million that was included in earnings for the period. The inputs used to calculate the fair value of these long-lived assets included the projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

FASB Accounting Standards Codification Topic 450 - Contingencies (“ASC 450”) governs our disclosure and recognition of loss contingencies, including pending claims, lawsuits, disputes with third parties, investigations and other actions that are incidental to the operation of our business. ASC 450 uses the following defined terms to describe the likelihood of a future loss:  probable – the future event or events are likely to occur, remote – the chance of the future event or events is slight, and reasonably possible – the chance of the future event or events occurring is more than remote but less than likely. ASC 450 also contains certain requirements with respect to how we accrue for and disclose information concerning our loss contingencies. We accrue for a loss contingency when we conclude that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. When the reasonable estimate of the loss is within a range of amounts, and no amount in the range constitutes a better estimate than any other amount, we accrue for the amount at the low end of the range. We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued. We disclose loss contingencies if there is at least a reasonable possibility that a loss has been incurred. No accrual or disclosure is required for losses that are remote.

Brookler v. RadioShack Corporation:  In February 26, 2006, plaintiffs filed a putative class action in Los Angeles Superior Court, Brookler v. RadioShack Corporation, claiming that we violated California's wage and hour laws relating to meal periods. The case was originally certified as a class action in February 2006. Our first Motion for Decertification of the class was denied in August 2007. After a favorable decision at the California Court of Appeals in the similar case of Brinker Restaurant Corporation v. Superior Court, we again sought decertification of the class. Based on the California Court of Appeals decision in Brinker, the trial court granted our second motion for class decertification in October 2008. The plaintiffs in Brookler appealed this ruling. Due to the unsettled nature of California law regarding the obligations of employers in respect of meal periods, we and the Brookler plaintiffs requested that the California Court of Appeals stay its ruling on the plaintiffs’ appeal of the class decertification ruling pending the California Supreme Court’s decision in Brinker. The appellate court denied this joint motion and then heard oral arguments in the case on August 5, 2010. On August 26, 2010, the California Court of Appeals reversed the trial court’s decertification of the class, and our Petition for Rehearing was denied on September 14, 2010. On September 28, 2010, we filed a Petition for Review with the California Supreme Court, which granted review and placed the case on hold pending its decision in Brinker. On October 4, 2011, the California Supreme Court scheduled oral arguments to be heard in Brinker on November 8, 2011. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Ordonez v. RadioShack Corporation:  In May 2010, Daniel Ordonez, on behalf of himself and all other similarly situated current and former employees, filed a Complaint against the Company in the Los Angeles Superior Court. In July 2010, Mr. Ordonez filed an Amended Complaint alleging, among other things, that we failed to provide required meal periods, provide required rest breaks, pay overtime compensation, pay minimum wages, and maintain required records. In September 2010 we removed the case to the United States District Court for the Central District of California. The putative class in Ordonez consists of all current and former non-exempt employees for a period within the four (4) years preceding the filing of the case. The claims raised in Ordonez are similar to the claims raised in Brookler as discussed above, and we have been informed that the Ordonez parties are preparing a Stipulation and Order to Stay Proceedings pending the decision of the California Supreme Court in Brinker. Should the court fail to grant the parties’ Stipulation and Order to Stay Proceedings, the parties intend to request a continuance of the hearing date and briefing schedule with respect to class certification. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Song-Beverly Credit Card Act:  In November 2010, RadioShack received service of process with respect to the first of four putative class action lawsuits filed in California (Sosinov v. RadioShack, Los Angeles Superior Court; Bitter v. RadioShack, Federal District Court, Central District of California; Moreno v. RadioShack, Federal District Court, Southern District of California; and Grant v. RadioShack, San Francisco Superior Court). The plaintiffs in all of these cases seek damages under California’s Song-Beverly Credit Card Act (the “Act”). Plaintiffs claim that under one section of the Act, retailers are prohibited from recording certain personal identification information regarding their customers while processing credit card transactions unless certain statutory exceptions are applicable. The Act provides that any person who violates this section is subject to a civil penalty not to exceed $250 for the first violation and $1,000 for each subsequent violation. In each of the cases, plaintiffs allege that we violated the Act by asking them for personal identification information while processing a credit card transaction and then recording it. These cases are in an early stage and discovery has just begun. We are defending them, but are unable to reasonably estimate the loss, if any.

Redman v. RadioShack Corporation:  On September 26, 2011, Scott D.H. Redman filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of Illinois. Mr. Redman claims that we violated certain provisions of the Fair and Accurate Credit Transactions Act of 2003, which amended the Fair Credit Reporting Act, by printing the expiration date of our customers’ credit cards on transaction receipts. This case is at the earliest stage of litigation, and discovery has not begun. We are still gathering information to evaluate these claims, our defenses, and the likelihood and amount of a loss, if any.

T-Mobile:  We previously notified T-Mobile that it had breached its agreement with us through which we offered T-Mobile wireless products and services in our U.S. company-operated stores. We ceased offering T-Mobile wireless products and services in our U.S. company-operated stores on September 14, 2011, and began offering Verizon Wireless (“Verizon”) products and services in our U.S. company-operated stores on September 15, 2011. In conjunction with this transition, we recognized a $2.6 million inventory valuation loss with respect to T-Mobile wireless handsets we had on hand at June 30, 2011, which was classified as additional cost of products sold. Furthermore, in conjunction with this transition, we incurred an additional charge to earnings of $23.4 million in the third quarter of 2011 relating to a payment to T-Mobile.

Additional Disclosure:  For certain loss contingencies, we are currently able to estimate the reasonably possible loss or range of loss, including reasonably possible loss amounts in excess of our accruals, and we estimated that the aggregate of these amounts could be up to $41 million. Probable and reasonably possible losses that we are currently unable to estimate are not included in this amount. In future periods, we may recognize a loss for all, part, or none of this amount.

We are currently unable to estimate the reasonably possible loss or range of loss in respect of certain loss contingencies. Some cases remain in an early stage, with few or no substantive legal decisions by the court defining the scope of the claims, the class (if any), or the potential damages. In addition, in some cases we are not able to estimate the amount of the loss, due to a significant unresolved question of law that is expected to have a significant impact on the probability or amount of loss when resolved. As these matters develop and we receive additional information, we may be able to estimate reasonably possible losses or range of loss for these matters.

Our evaluation of our loss contingencies involves subjective assessments, assumptions, and judgments, and actual losses incurred in future periods may differ significantly from our estimates. Accordingly, although occasional adverse resolutions may occur and negatively affect our consolidated financial statements in the period of the resolution, we believe that the ultimate resolution of our loss contingencies for which we have not accrued losses will not materially adversely affect our financial condition.

NOTE 11 – SEGMENT REPORTING

The U.S. RadioShack company-operated stores segment consists solely of our 4,461 U.S. company-operated retail stores, all operating under the RadioShack brand name. Our kiosk operations consist of our network of 1,490 kiosks located in Target stores. We previously elected to separately present the results of our kiosk operations; however, in conjunction with the reclassification of our Sam’s Club kiosks to discontinued operations, we have included the results of our remaining kiosks with those of our other business activities that do not meet the quantitative thresholds for separate disclosure. We evaluate the performance of our segments based on operating income, which is defined as sales less cost of products sold and certain direct operating expenses, including labor, rent, and occupancy costs. Asset balances by segment have not been included in the table below, as these are managed on a company-wide level and are not fully allocated to segments for management reporting purposes. Amounts in the other category reflect our business activities that are not separately reportable, which include sales through our kiosks, sales to our independent dealers, sales generated by our www.radioshack.com website and our Mexican subsidiary, sales to commercial customers, and sales to other third parties through our global sourcing and manufacturing operations.

Revenue by reportable segment is as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
U.S. RadioShack company-operated stores	$846.3	$894.3	$2,539.3	$2,667.9
Other	185.5	107.7	451.8	288.1
	$1,031.8	$1,002.0	$2,991.1	$2,956.0

Operating income by reportable segment and the reconciliation to income from continuing operations before income taxes are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
U.S. RadioShack company-operated stores (1)	$95.6	$146.1	$384.7	$471.4
Other (2)	0.9	10.5	(3.6)	30.0
	96.5	156.6	381.1	501.4

Unallocated (3)	(85.9)	(76.8)	(256.5)	(248.1)
Operating income	10.6	79.8	124.6	253.3

Interest income	1.4	0.8	2.2	2.1
Interest expense	(12.6)	(10.4)	(33.2)	(31.0)
Other loss	--	--	(4.1)	--
(Loss) income from continuing operations before income taxes	$(0.6)	$70.2	$89.5	$224.4

(1)
Includes a charge to earnings of $23.4 million for both the three and nine month periods ended September 30, 2011, related to a payment to T-Mobile in conjunction with our transition from offering T-Mobile wireless handsets to offering Verizon wireless handsets.

(2)	Includes a net loss on the closing of our Chinese manufacturing plant of $0.8 million and $11.0 million for the three and nine month periods ended September 30, 2011, respectively.
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

NOTE 12 – SUBSEQUENT EVENTS

On October 25, 2011, we announced that our Board of Directors declared an increase in the annual dividend on the Company’s common stock to $0.50 per share in 2011, compared with $0.25 per share paid in 2010, and changed the annual dividend payout to a quarterly payout. The annual cash dividend of $0.50 per share for 2011 is payable on December 15, 2011, to stockholders of record at the close of business on November 25, 2011, after which the Company expects dividends will be paid on a quarterly basis beginning in the first quarter of 2012. The board also approved an authorization for a total share repurchase of $200 million of the Company’s common stock to be executed through open market or private transactions. The Company expects to repurchase $200 million of the Company’s common stock during the next 12 months.

NOTE 13 – SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The obligation to pay principal and interest on the 2019 Notes is jointly and severally guaranteed on a full and unconditional basis by all of the guarantors under the 2016 Credit Facility. On the issue date, the 2019 Notes were guaranteed by all of our wholly-owned domestic subsidiaries except Tandy Life Insurance Company. Refer to Note 3 – Indebtedness and Borrowing Facilities for additional information on the 2019 Notes and the corresponding exchange offer.

The following condensed consolidating financial information represents the financial information of RadioShack Corporation, its guarantor subsidiaries, and its non-guarantor subsidiaries prepared on the equity basis of accounting. Earnings of subsidiaries are, therefore, reflected in the parent company's investment accounts and earnings. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. The non-guarantor subsidiaries are comprised of the foreign subsidiaries of the Company and Tandy Life Insurance Company. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the guarantor or non-guarantor subsidiaries operated as independent entities.

Condensed Consolidating Statements of Income (unaudited)

For the Three Months Ended September 30, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$993.6	$996.2	$29.1	$(987.1)	$1,031.8
Cost of products sold	646.0	910.7	20.3	(987.1)	589.9
Gross profit	347.6	85.5	8.8	--	441.9

Operating expenses:
Selling, general and administrative	371.3	30.3	9.8	--	411.4
Depreciation and amortization	17.2	1.6	0.4	--	19.2
Impairment of long-lived assets	0.7	--	--	--	0.7
Total operating expenses	389.2	31.9	10.2	--	431.3

Operating (loss) income	(41.6)	53.6	(1.4)	--	10.6

Interest income	1.0	2.4	1.5	(3.5)	1.4
Interest expense	(16.1)	--	--	3.5	(12.6)

(Loss) income from continuing operations before income taxes	(56.7)	56.0	0.1	--	(0.6)
Income tax (benefit) expense	(22.0)	20.7	0.4	--	(0.9)
Equity in earnings of subsidiaries,net of income taxes	35.0	(0.5)	--	(34.5)	--

Income (loss) from continuing operations	0.3	34.8	(0.3)	(34.5)	0.3
Discontinued operations, net of income taxes	--	--	--	--	--

Net income (loss)	$0.3	$34.8	$(0.3)	$(34.5)	$0.3

Condensed Consolidating Statements of Income (unaudited)

For the Three Months Ended September 30, 2010

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$1,022.7	$987.5	$34.2	$(1,042.4)	$1,002.0
Cost of products sold	648.8	920.1	22.5	(1,042.4)	549.0
Gross profit	373.9	67.4	11.7	--	453.0

Operating expenses:
Selling, general and administrative	338.3	4.8	9.4	--	352.5
Depreciation and amortization	17.7	--	0.6	--	18.3
Impairment of long-lived assets	0.7	1.7	--	--	2.4
Total operating expenses	356.7	6.5	10.0	--	373.2

Operating income	17.2	60.9	1.7	--	79.8

Interest income	0.2	2.7	1.5	(3.6)	0.8
Interest expense	(14.0)	--	--	3.6	(10.4)

Income from continuing operations before income taxes	3.4	63.6	3.2	--	70.2
Income tax expense	1.7	24.7	1.0	--	27.4
Equity in earnings of subsidiaries, net of income taxes	44.3	1.8	--	(46.1)	--

Income from continuing operations	46.0	40.7	2.2	(46.1)	42.8
Discontinued operations, net of income taxes	--	3.2	--	--	3.2

Net income	$46.0	$43.9	$2.2	$(46.1)	$46.0

Condensed Consolidating Statements of Income (unaudited)

For the Nine Months Ended September 30, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$2,949.1	$2,693.0	$102.9	$(2,753.9)	$2,991.1
Cost of products sold	1,870.4	2,473.0	73.2	(2,753.9)	1,662.7
Gross profit	1,078.7	220.0	29.7	--	1,328.4

Operating expenses:
Selling, general and administrative	1,031.7	74.9	39.7	--	1,146.3
Depreciation and amortization	50.7	3.0	2.1	--	55.8
Impairment of long-lived assets	1.7	--	--	--	1.7
Total operating expenses	1,084.1	77.9	41.8	--	1,203.8

Operating (loss) income	(5.4)	142.1	(12.1)	--	124.6

Interest income	1.3	7.6	4.3	(11.0)	2.2
Interest expense	(44.2)	--	--	11.0	(33.2)
Other loss	(4.1)	--	--	--	(4.1)

(Loss) income from continuing operations before income taxes	(52.4)	149.7	(7.8)	--	89.5
Income tax (benefit) expense	(22.6)	55.3	1.6	--	34.3
Equity in earnings of subsidiaries,net of income taxes	90.1	(10.6)	--	(79.5)	--

Income (loss) from continuing operations	60.3	83.8	(9.4)	(79.5)	55.2
Discontinued operations, net of income taxes	--	5.1	--	--	5.1

Net income (loss)	$60.3	$88.9	$(9.4)	$(79.5)	$60.3

Condensed Consolidating Statements of Income (unaudited)

For the Nine Months Ended September 30, 2010

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$2,988.4	$2,560.5	$100.7	$(2,693.6)	$2,956.0
Cost of products sold	1,826.7	2,375.3	70.9	(2,693.6)	1,579.3
Gross profit	1,161.7	185.2	29.8	--	1,376.7

Operating expenses:
Selling, general and administrative	1,020.1	14.9	27.9	--	1,062.9
Depreciation and amortization	54.7	1.0	1.7	--	57.4
Impairment of long-lived assets	1.4	1.7	--	--	3.1
Total operating expenses	1,076.2	17.6	29.6	--	1,123.4

Operating income	85.5	167.6	0.2	--	253.3

Interest income	0.7	7.3	4.4	(10.3)	2.1
Interest expense	(41.3)	--	--	10.3	(31.0)

Income from continuing operations before income taxes	44.9	174.9	4.6	--	224.4
Income tax expense	19.3	66.0	1.5	--	86.8
Equity in earnings of subsidiaries, net of income taxes	123.5	1.8	--	(125.3)	--

Income from continuing operations	149.1	110.7	3.1	(125.3)	137.6
Discontinued operations, net of income taxes	--	11.5	--	--	11.5

Net income	$149.1	$122.2	$3.1	$(125.3)	$149.1

Condensed Consolidating Balance Sheets (unaudited)

At September 30, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$144.9	$500.4	$22.4	$--	$667.7
Accounts and notes receivable, net	214.7	30.1	5.5	--	250.3
Inventories	701.1	66.7	22.8	--	790.6
Other current assets	102.3	1.5	2.5	--	106.3
Intercompany receivables	--	239.7	--	(239.7)	--
Intercompany notes receivable	--	1,166.5	--	(1,166.5)	--
Total current assets	1,163.0	2,004.9	53.2	(1,406.2)	1,814.9

Property, plant and equipment, net	243.6	22.5	7.3	--	273.4
Goodwill, net	2.9	0.5	34.0	--	37.4
Other assets, net	58.0	14.2	10.1	--	82.3
Investment in subsidiaries	1,996.6	64.9	--	(2,061.5)	--
Total assets	$3,464.1	$2,107.0	$104.6	$(3,467.7)	$2,208.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	279.3	$54.2	$11.1	$--	$344.6
Accrued expenses and other current liabilities	242.7	40.2	7.9	--	290.8
Income taxes payable	7.7	--	1.0	--	8.7
Intercompany payables	232.5	--	7.2	(239.7)	--
Intercompany notes payable	1,166.5	--	--	(1,166.5)	--
Total current liabilities	1,928.7	94.4	27.2	(1,406.2)	644.1

Long-term debt	666.4	--	--	--	666.4
Other non-current liabilities	69.5	27.1	1.4	--	98.0
Total liabilities	2,664.6	121.5	28.6	(1,406.2)	1,408.5

Stockholders’ equity	799.5	1,985.5	76.0	(2,061.5)	799.5
Total liabilities and stockholders’ equity	$3,464.1	$2,107.0	$104.6	$(3,467.7)	$2,208.0

Condensed Consolidating Balance Sheets (unaudited)

At December 31, 2010

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$109.7	$427.4	$32.3	$--	$569.4
Accounts and notes receivable, net	314.7	57.9	4.9	--	377.5
Inventories	650.1	42.9	30.7	--	723.7
Other current assets	100.0	3.0	5.1	--	108.1
Intercompany receivables	--	134.0	9.9	(143.9)	--
Intercompany notes receivable	--	1,224.8	--	(1,224.8)	--
Total current assets	1,174.5	1,890.0	82.9	(1,368.7)	1,778.7

Property, plant and equipment, net	247.3	17.3	9.7	--	274.3
Goodwill, net	2.9	0.5	37.8	--	41.2
Other assets, net	59.9	10.9	10.4	--	81.2
Investment in subsidiaries	1,911.6	81.7	--	(1,993.3)	--
Total assets	$3,396.2	$2,000.4	$140.8	$(3,362.0)	$2,175.4

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$308.0	$--	$--	$--	$308.0
Accounts payable	203.1	33.5	35.8	--	272.4
Accrued expenses and other current liabilities	267.0	40.8	10.2	--	318.0
Income taxes payable	8.3	--	1.4	--	9.7
Intercompany payables	143.9	--	--	(143.9)	--
Intercompany notes payable	1,224.8	--	--	(1,224.8)	--
Total current liabilities	2,155.1	74.3	47.4	(1,368.7)	908.1

Long-term debt, excluding current maturities	331.8	--	--	--	331.8
Other non-current liabilities	66.8	26.0	0.2	--	93.0
Total liabilities	2,553.7	100.3	47.6	(1,368.7)	1,332.9

Stockholders’ equity	842.5	1,900.1	93.2	(1,993.3)	842.5
Total liabilities and stockholders’ equity	$3,396.2	$2,000.4	$140.8	$(3,362.0)	$2,175.4

Condensed Consolidating Balance Sheets (unaudited)

At September 30, 2010

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$97.7	$600.7	$21.9	$--	$720.3
Accounts and notes receivable, net	234.4	20.1	3.8	--	258.3
Inventories	690.8	44.5	23.8	--	759.1
Other current assets	106.8	3.3	3.3	--	113.4
Intercompany receivables	--	224.4	6.8	(231.2)	--
Intercompany notes receivable	--	1,003.9	--	(1,003.9)	--
Total current assets	1,129.7	1,896.9	59.6	(1,235.1)	1,851.1

Property, plant and equipment, net	248.4	6.9	9.1	--	264.4
Goodwill, net	2.9	0.5	37.3	--	40.7
Other assets, net	60.3	15.2	10.8	--	86.3
Investment in subsidiaries	1,866.1	79.9	--	(1,946.0)	--
Total assets	$3,307.4	$1,999.4	$116.8	$(3,181.1)	$2,242.5

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$308.7	$--	$--	$--	$308.7
Accounts payable	226.0	76.5	15.6	--	318.1
Accrued expenses and other current liabilities	228.2	41.9	9.1	--	279.2
Income taxes payable	10.2	--	1.2	--	11.4
Intercompany payables	231.2	--	--	(231.2)	--
Intercompany notes payable	1,003.9	--	--	(1,003.9)	--
Total current liabilities	2,008.2	118.4	25.9	(1,235.1)	917.4

Long-term debt, excluding current maturities	327.9	--	--	--	327.9
Other non-current liabilities	61.7	25.9	--	--	87.6
Total liabilities	2,397.8	144.3	25.9	(1,235.1)	1,332.9

Stockholders’ equity	909.6	1,855.1	90.9	(1,946.0)	909.6
Total liabilities and stockholders’ equity	$3,307.4	$1,999.4	$116.8	$(3,181.1)	$2,242.5

Condensed Consolidating Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$152.9	$133.3	$(23.2)	$--	$263.0

Cash flows from investing activities:
Additions to property, plant and equipment	(49.0)	(12.9)	(1.0)	--	(62.9)
Proceeds from sale of property, plant and equipment	0.1	--	--	--	0.1
Dividends received from subsidiary	1.5	--	--	(1.5)	--
Net cash used in investing activities	(47.4)	(12.9)	(1.0)	(1.5)	(62.8)

Cash flows from financing activities:
Issuance of long-term notes	322.5	--	--	--	322.5
Long-term notes issuance costs	(7.2)	--	--	--	(7.2)
Repayments of borrowings	(306.8)	--	--	--	(306.8)
Purchases of treasury stock	(101.4)	--	--	--	(101.4)
Changes in cash overdrafts	(11.6)	--	--	--	(11.6)
Proceeds from exercise of stock options	2.6	--	--	--	2.6
Payments of dividends	--	--	(1.5)	1.5	--
Change in intercompany receivable/payable	31.6	(47.4)	15.8	--	--
Net cash (used in) provided by financing activities	(70.3)	(47.4)	14.3	1.5	(101.9)

Net increase (decrease) in cash and cash equivalents	35.2	73.0	(9.9)	--	98.3
Cash and cash equivalents, beginning of period	109.7	427.4	32.3	--	569.4
Cash and cash equivalents, end of period	$144.9	$500.4	$22.4	$--	$667.7

Condensed Consolidating Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2010

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$29.5	$133.2	$(5.9)	$--	$156.8

Cash flows from investing activities:
Additions to property, plant and equipment	(42.7)	(2.8)	(1.2)	--	(46.7)
Proceeds from sale of property, plant and equipment	0.1	--	--	--	0.1
Dividends received from subsidiary	1.7	--	--	(1.7)	--
Net cash used in investing activities	(40.9)	(2.8)	(1.2)	(1.7)	(46.6)

Cash flows from financing activities:
Payment to purchase treasury stock	(300.0)	--	--	--	(300.0)
Changes in cash overdrafts	(0.5)	--	--	--	(0.5)
Proceeds from exercise of stock options	2.4	--	--	--	2.4
Payments of dividends	--	--	(1.7)	1.7	--
Change in intercompany receivable/payable	329.4	(331.7)	2.3	--	--
Net cash provided by (used in) financing activities	31.3	(331.7)	0.6	1.7	(298.1)

Net increase (decrease) in cash and cash equivalents	19.9	(201.3)	(6.5)	--	(187.9)
Cash and cash equivalents, beginning of period	77.8	802.0	28.4	--	908.2
Cash and cash equivalents, end of period	$97.7	$600.7	$21.9	$--	$720.3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”).

This MD&A section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and capital resources, and certain factors that may affect our future results of operations, including economic and industry-wide factors. You should read this MD&A in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1, of this Quarterly Report, as well as with our Annual Report on Form 10-K for the year ended December 31, 2010. Our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K were recast on Exhibit 99.1 attached to our Current Report on Form 8-K dated September 27, 2011, for the presentation of discontinued operations and our updated segments as discussed elsewhere in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

2011 Highlights
On September 15, 2011, we began offering Verizon products and services in our U.S. company-operated stores after ceasing to offer T-Mobile wireless products and services in those stores on September 14, 2011. In conjunction with this transition, we recognized a $2.6 million inventory valuation loss with respect to T-Mobile wireless handsets we had on hand at June 30, 2011, which was classified as additional cost of products sold. Furthermore, in conjunction with this transition, we incurred an additional charge to earnings of $23.4 million in the third quarter relating to a payment to T-Mobile, which is classified as a selling, general and administrative expense. We will continue to offer T-Mobile postpaid wireless products and services in approximately 680 of the Target Mobile centers we operate.

All of our remaining kiosks located in Sam’s Club stores were transitioned to Sam’s Club by June 30, 2011. We determined that the cash flows from these kiosks were eliminated from our ongoing operations. Therefore, these operations were reclassified from the kiosks segment to discontinued operations in the second quarter. The operating results of these kiosks are presented in the consolidated statements of income as discontinued operations, net of income taxes, for all periods presented. We incurred no significant gain or loss associated with the transition of these kiosks to Sam’s Club. We redeployed substantially all of our Sam’s Club kiosk employees to nearby RadioShack stores or Target Mobile centers, and we redistributed our Sam’s Club kiosk inventory to our remaining retail channels. In conjunction with the reclassification of our Sam’s Club kiosks to discontinued operations, we have included the results of our remaining kiosks with those of our other business activities that do not meet the quantitative thresholds for separate disclosure.

During the second quarter of 2011 we ceased production operations in our Chinese manufacturing plant. Since production operations ceased, we have continued to acquire inventory similar to that previously produced by this facility from alternative product sourcing channels. In conjunction with the plant closing, we incurred total costs of $11.0 million for the first nine months of 2011. We incurred $7.5 million in compensation expense for severance packages for the termination of approximately 1,500 employees. We recorded a foreign currency exchange loss of $1.5 million related to the reversal of our foreign currency cumulative translation adjustment, which is classified as a selling, general and administrative expense. The remaining $2.0 million relates to an inventory valuation loss, accelerated depreciation, and other general and administrative costs. Substantially all of these costs were incurred in the second quarter of 2011. Future costs to manage the liquidation, which are not expected to be significant, will be expensed as incurred and will include compensation expense such as retention bonuses for the remaining employees, rent expense, and professional fees.

Third Quarter Summary
Net sales and operating revenues increased $29.8 million, or 3.0%, to $1,031.8 million when compared with the same period last year. Comparable store sales decreased 4.0%. Our increase in net sales and operating revenues was driven primarily by sales at our additional 962 Target Mobile centers, which were open on September 30, 2011, but were not open on September 30, 2010. The increase in sales in our Target Mobile centers was partially offset by a decrease in comparable store sales. The decrease in comparable store sales was primarily driven by decreased sales in our T-Mobile postpaid wireless business as well as decreased sales of digital-to-analog television converter boxes and related television antennas and GPS devices, but was partially offset by increased sales in our Sprint postpaid wireless business, in our Verizon postpaid wireless business, and of tablet devices.

Gross margin decreased 2.5 percentage points from the third quarter of 2010 to 42.8%. This decrease was primarily driven by the overall growth of our mobility platform through our Target Mobile centers and U.S. RadioShack company-operated stores, combined with a change in our sales mix within our mobility platform towards certain lower margin mobile devices.

Selling, general and administrative (“SG&A”) expense increased $58.9 million to $411.4 million when compared with the same period last year. As a percentage of net sales and operating revenues, SG&A increased 4.7 percentage points from the same period last year to 39.9%. The increase in SG&A expense for the third quarter was primarily driven by increased costs to support our Target Mobile centers and a one-time charge of $23.4 million, or 2.3% of net sales and operating revenues, related to our transition from T-Mobile to Verizon.

Income from continuing operations was $0.3 million ($0.00 per diluted share) for the third quarter, compared with $42.8 million ($0.35 per diluted share) for the same period last year. Net income was $0.3 million ($0.00 per diluted share) for the third quarter, compared with $46.0 million ($0.37 per diluted share) for the same period last year. The $23.4 million charge related to the transition from T-Mobile to Verizon negatively affected earnings by an after-tax amount of $14.5 million.

Adjusted EBITDA from continuing operations was $31.7 million, compared with $100.0 million for the same period last year.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Reconciliation of adjusted EBITDA from continuing operations to income from continuing operations
Adjusted EBITDA from continuing operations(1)	$31.7	$100.0	$185.9	$316.5
Interest expense, net of interest income	(11.2)	(9.6)	(31.0)	(28.9)
Income tax benefit (expense)	0.9	(27.4)	(34.3)	(86.8)
Depreciation and amortization	(21.1)	(20.2)	(61.3)	(63.2)
Other loss	--	--	(4.1)	--
Income from continuing operations	$0.3	$42.8	$55.2	$137.6

(1)
Adjusted EBITDA from continuing operations (“Adjusted EBITDA”), a non-GAAP financial measure, is defined as earnings from continuing operations before interest, taxes, depreciation, and amortization. Our calculation of Adjusted EBITDA is also adjusted for other income or loss and cumulative effects of changes in accounting principles, if applicable. The comparable financial measure to Adjusted EBITDA under GAAP is income from continuing operations. Adjusted EBITDA is used by management to evaluate the operating performance of our business for comparable periods. Adjusted EBITDA should not be used by investors or others as the sole basis for formulating investment decisions, as it excludes a number of important items. We compensate for this limitation by using GAAP financial measures as well in managing our business. In the view of management, Adjusted EBITDA is an important indicator of operating performance because Adjusted EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest, depreciation costs, and other losses.

RadioShack Retail Outlets
The table below shows our retail locations allocated among U.S. and Mexico company-operated stores, kiosks, and dealer and other outlets at the following dates:

	Sep. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sep. 30, 2010
U.S. RadioShack company-operated stores	4,461	4,463	4,467	4,486	4,475
Kiosks (1) (2)	1,490	1,481	1,304	1,267	945
Mexico RadioShack company-operated stores	211	211	212	211	206
Dealer and other outlets	1,123	1,142	1,175	1,219	1,244
Total number of retail locations	7,285	7,297	7,158	7,183	6,870

(1)
In February 2009, we signed a contract extension with Sam’s Club through March 31, 2011, with a transition period ending June 30, 2011, to operate kiosks in certain Sam’s Club stores. As of June 30, 2011, we had transitioned to Sam’s Club all of the remaining kiosks operated by the Company in Sam’s Club stores.

(2)
In the third quarter of 2010 we signed a multi-year agreement with Target Corporation to operate wireless kiosks in certain Target stores. In August 2010, we began opening Target Mobile centers with the objective of operating kiosks in the majority of Target stores nationwide by mid-2011. We operated 1,490, 1,481, 887, 850, and 528 Target Mobile centers at September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, and September 30, 2010, respectively.

Net Sales and Operating Revenues
Consolidated net sales and operating revenues are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010

U.S. RadioShack company-operated stores	$846.3	$894.3	$2,539.3	$2,667.9
Other	185.5	107.7	451.8	288.1
Consolidated net sales and operating revenues	$1,031.8	$1,002.0	$2,991.1	$2,956.0

Consolidated net sales and operating revenues increase	3.0%	6.7%	1.2%	5.0%
Comparable store sales(1) (decrease) increase	(4.0%)	6.4%	(4.1%)	5.4%

(1)
Comparable store sales include the sales of U.S. and Mexico RadioShack company-operated stores as well as kiosks with more than 12 full months of recorded sales. Sales from discontinued operations have been excluded from these calculations for all periods presented.

U.S. RadioShack Company-Operated Stores Segment

U.S. RadioShack company-operated store sales for the third quarter decreased $48.0 million, or 5.4%, and decreased $128.6 million, or 4.8%, for the first nine months of 2011 when compared with the same periods last year.

Sales in our mobility platform (which includes postpaid and prepaid wireless handsets, commissions and residual income, prepaid wireless airtime, e-readers, and tablet devices) increased 1.3% for the third quarter and increased 1.6% for the first nine months of 2011, when compared with the same periods last year. The third quarter increase was primarily driven by increased sales in our Sprint postpaid business, sales in our Verizon postpaid business, and sales of tablet devices. These sales increases were partially offset by decreased sales in our T-Mobile postpaid wireless business due to our transition from T-Mobile to Verizon and decreased sales of prepaid wireless handsets.

The sales increase in mobility for the first nine months of 2011 was primarily driven by increased sales in our AT&T postpaid business, increased sales in our Sprint postpaid wireless business, and sales of tablet devices. These increases were partially offset by decreased sales in our T-Mobile postpaid business and decreased sales of prepaid wireless handsets in the third quarter. The decrease in sales in our T-Mobile postpaid wireless business for the first nine months of 2011 was a result of our efforts to minimize the risks of our uncertain relationship with, and ultimately the transition away from, T-Mobile.

Sales in our signature platform (which includes wireless, music, computer, video game, and home entertainment accessories; general purpose and special purpose power products; technical products; and services) decreased 6.3% for the third quarter and decreased 6.1% for the first nine months of 2011, when compared with the same periods last year. These sales decreases were primarily driven by decreased sales of digital-to-analog television converter boxes and related television antennas, wireless accessories, and music accessories, but was partially offset by increased sales of headphones and tablet accessories.

Sales in our consumer electronics platform (which includes digital music players, personal computing products, laptop computers, cameras, residential telephones, digital televisions, and other consumer electronics products) decreased 20.9% for the third quarter and decreased 17.4% for the first nine months of 2011, compared with the same periods last year. These sales decreases were driven by sales declines in most of the categories in this platform, but were primarily driven by decreased sales of GPS devices, digital cameras and camcorders, netbooks and digital music players.

Other Sales

Amounts in other sales reflect our business activities that are not separately reportable, which include sales through our kiosks, sales to our independent dealers, sales generated by our www.radioshack.com website and our Mexican subsidiary, sales to commercial customers, and sales to other third parties through our global sourcing and manufacturing operations. Other sales increased $77.8 million, or 72.2%, for the third quarter and $163.7 million, or 56.8%, for the first nine months of 2011, when compared with the same periods last year. These sales increases were driven primarily by our additional 962 Target Mobile centers, which were open on September 30, 2011, but were not open on September 30, 2010, and by increased sales from our Mexican subsidiary. These sales increases were partially offset by decreased sales to our independent dealers.

Gross Profit
Consolidated gross profit and gross margin are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010

Gross profit	$441.9	$453.0	$1,328.4	$1,376.7
Gross margin	42.8%	45.2%	44.4%	46.6%

Gross profit (decrease) increase	(2.5%)	0.9%	(3.5%)	4.4%

Consolidated gross profit decreased $11.1 million, or 2.5%, for the third quarter and decreased $48.3 million, or 3.5%, for the first nine months of 2011 when compared with the same periods last year. The decreases in gross profit for both of these periods were primarily driven by decreases in our gross margin of 2.4 percentage points and 2.2 percentage points for the third quarter and the first nine months of 2011, respectively. These decreases were partially offset by increases in net sales and operating revenues for both periods.

Gross margin for our U.S. RadioShack company-operated stores segment decreased by 1.0 percentage point for the third quarter and decreased by 0.8 percentage points for the first nine months of 2011, when compared with the same periods last year. The decrease in gross margin for the third quarter was primarily driven by a change in our sales mix towards certain lower margin mobile devices. The decrease in gross margin for the first nine months of 2011 was also affected by a change in our sales mix towards certain lower margin mobile devices and the underperformance of our T-Mobile postpaid business in the first quarter of 2011.

Gross margin for our other business activities decreased for the third quarter and the first nine months of 2011. These decreases were primarily due to lower gross margins for our Target Mobile centers. Gross margin for the first nine months of 2011 was also negatively affected by the inventory valuation loss associated with the closing of our Chinese manufacturing plant in the second quarter of 2011.

Selling, General and Administrative Expense
Consolidated selling, general and administrative expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010

Selling, general and administrative expense	$411.4	$352.5	$1,146.3	$1,062.9
As a percent of net sales and operating revenues	39.9%	35.2%	38.3%	36.0%

Selling, general and administrative expense increase (decrease)	16.7%	(2.9%)	7.8%	3.4%

Consolidated SG&A expense increased $58.9 million, or 16.7%, for the third quarter and increased $83.4 million, or 7.8%, for the first nine months of 2011 when compared with the same periods last year. These represent 4.7 and 2.3 percentage point increases as a percentage of net sales and operating revenues for the third quarter and the first nine months of 2011, respectively.

The increases in SG&A expense for the third quarter and for the first nine months of 2011 were primarily driven by increased costs to support our Target Mobile centers. We also incurred one-time charges related to our transition from T-Mobile to Verizon and the closure of our Chinese manufacturing plant in 2011. In conjunction with the transition from T-Mobile to Verizon, we incurred a charge of $23.4 million in the third quarter of 2011 relating to a payment to T-Mobile. SG&A expense incurred in the closing of our Chinese manufacturing plant in 2011 was $9.1 million, which included severance costs of $7.5 million and a foreign currency exchange loss of $1.5 million. Substantially all of the costs related to the Chinese plant closure were recorded in the second quarter of 2011.

Depreciation and Amortization
Depreciation and amortization from continuing operations, including amounts recorded in cost of products sold, increased $0.9 million, or 4.5%, for the third quarter and decreased $1.9 million, or 3.0%, for the first nine months of 2011, when compared with the same periods last year. Our depreciation expense has been trending lower over the past five years due to our lower level of capital expenditures during this period compared with a higher level of capital expenditures in 2005 and prior years. In the third quarter, this trend was offset by increased depreciation due to the completion of our new point-of-sale information technology project.

Net Interest Expense
Consolidated net interest expense, which is interest expense net of interest income, was $11.2 million for the third quarter and $31.0 million for the first nine months of 2011, compared with $9.6 million and $28.9 million, respectively, for the same periods last year.

Interest expense primarily consists of interest paid at the stated coupon rate on our outstanding notes, the non-cash amortization of the discount on our convertible notes, cash received on our interest rate swaps, and the non-cash change in fair value of our interest rate swaps. Interest expense increased $2.2 million for both the third quarter and the first nine months of 2011, when compared with the same periods last year. Non-cash interest expense was $4.1 million for the third quarter and $12.0 million for the first nine months of 2011, compared with $3.8 million and $11.0 million, respectively, for the same periods last year.

Interest income increased $0.6 million for the third quarter and increased $0.1 million for the first nine months of 2011 when compared with the same periods last year.

Income Tax Expense
The income tax provision for each quarterly period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are recorded in the quarterly period in which they occur. Our effective tax rate was 38.3% for the first nine months of 2011, compared with 38.7% for the same period last year.

Discontinued Operations
All of our remaining kiosks located in Sam’s Club stores were transitioned to Sam’s Club by June 30, 2011. These operations were reclassified from the kiosks segment to discontinued operations for the second quarter. Income before income taxes for these discontinued operations was zero for the third quarter and $8.4 million for the first nine months of 2011, compared with $5.2 million and $18.8 million, respectively, for the same periods last year. We anticipate that the results of our discontinued operations will be insignificant in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Operating Activities: Cash provided by operating activities for the first nine months of 2011 was $263.0 million, compared with $156.8 million for the same period last year. Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and changes in working capital components. Net income plus non-cash adjustments to net income was $147.3 million for the first nine months of 2011, compared with $245.1 million for the same period last year. Cash provided by working capital components was $115.7 million for the first nine months of 2011, compared with cash used in working capital components of $88.3 million for the same period last year. Cash provided by working capital components in 2011 was primarily provided by changes in our accounts receivable and accounts payable balances.

Investing Activities: Cash used in investing activities was $62.8 million for the first nine months of 2011, compared with $46.6 million for the same period last year. This increase was primarily driven by increased capital spending for information technology projects and increased capital spending related to opening 216 more Target Mobile centers in 2011 than in the same period last year. We anticipate that our capital expenditure requirements for 2011 will range from $85 million to $110 million. U.S. RadioShack company-operated store remodels and relocations, fixtures for our Target Mobile centers, and information systems projects will account for the majority of these anticipated capital expenditures. Cash and cash equivalents and cash generated from operating activities will be used to fund future capital expenditure needs.

Financing Activities: Cash used in financing activities was $101.9 million for the first nine months of 2011, compared with $298.1 million for the same period last year. This change was primarily driven by payments to purchase treasury stock of $101.4 million in 2011, compared with $300.0 million for the same period last year. The net cash used in financing activities for the first nine months of 2011 included cash paid to redeem our 2011 Notes in the first quarter, which was more than offset by the net proceeds received from the issuance of our 2019 Notes in the second quarter.

Free Cash Flow: Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $200.1 million for the first nine months of 2011, compared with $110.1 million for the same period last year. The increase in free cash flow for the first nine months of 2011 was attributable to increased cash flow from operating activities as described above, but was partially offset by an increase in additions to property, plant and equipment.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, make dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which was $263.0 million for the first nine months of 2011, compared with $156.8 million for the same period last year. We do not intend for the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP, nor do we intend to imply that free cash flow represents cash flow available for discretionary expenditures. The following table is a reconciliation of cash flows from operating activities to free cash flow.

	Nine Months Ended September 30,		Year Ended December 31,
(In millions)	2011	2010	2010

Net cash provided by operating activities	$263.0	$156.8	$155.0
Less:
Additions to property, plant and equipment	62.9	46.7	80.1
Dividends paid	--	--	26.5
Free cash flow	$200.1	$110.1	$48.4

SOURCES OF LIQUIDITY
As of September 30, 2011, we had $667.7 million in cash and cash equivalents. We believe that our cash flows from operations and available cash and cash equivalents will adequately fund our operations, our capital expenditures, and our debt obligations. Additionally, we have a credit facility of $450 million with availability of $420.9 million as of September 30, 2011.

Available Financing: On January 4, 2011, we terminated our $325 million credit facility and entered into a five-year, $450 million revolving credit agreement with a group of lenders with Bank of America, N.A., as administrative and collateral agent. The 2016 Credit Facility expires on January 4, 2016. The 2016 Credit Facility may be used for general corporate purposes and the issuance of letters of credit. This facility is collateralized by substantially all of the Company’s inventory, accounts receivable, cash and cash equivalents, and certain other personal property, and is guaranteed by certain of our domestic subsidiaries.

Borrowings under the 2016 Credit Facility are subject to a borrowing base of certain collateralized assets and bear interest at a bank’s prime rate plus 1.25% to 1.75% or LIBOR plus 2.25% to 2.75%. The applicable rates in these ranges are based on the aggregate average availability under the facility.

The 2016 Credit Facility also contains a $150 million sub-limit for the issuance of standby and commercial letters of credit. The issuance of letters of credit reduces the amount available under the facility. Letter of credit fees are 2.25% to 2.75% for standby letters of credit and 1.125% to 1.375% for commercial letters of credit.

We pay commitment fees to the lenders at an annual rate of 0.50% of the unused amount of the facility. As of September 30, 2011, no borrowings had been made under the facility, and letters of credit totaling $29.1 million had been issued.

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

CASH REQUIREMENTS

2019 Notes: On May 3, 2011, we sold $325 million aggregate principal amount of the 2019 Notes in a private offering to qualified institutional buyers. The obligation to pay principal and interest on the 2019 Notes is jointly and severally guaranteed on a full and unconditional basis by all of the guarantors under the 2016 Credit Facility. On the issue date, the 2019 Notes were guaranteed by all of our wholly-owned domestic subsidiaries except Tandy Life Insurance Company. The 2019 Notes will pay interest at a fixed rate of 6.75% per year. Interest will be paid on a semi-annual basis on May 15 and November 15 of each year, beginning November 15, 2011. Net proceeds from the sale of the 2019 Notes were $315.3 million, after an initial issuance discount of approximately $2.5 million and other transaction costs. The effective annualized interest rate of the 2019 Notes after giving effect to the original issuance discount is 6.875%.

The 2019 Notes and the guarantees are the Company’s and the guarantors’ general unsecured senior obligations and, therefore, will be subordinated to all of the Company’s and the guarantors’ existing and future secured debt to the extent of the assets securing that debt. In addition, the 2019 Notes will be effectively subordinated to all of the liabilities of our subsidiaries that are not guaranteeing the 2019 Notes, to the extent of the assets of those subsidiaries.

The 2019 Notes contain covenants that could, in certain circumstances, limit our ability to issue additional debt, repurchase shares of our common stock, make certain other restricted payments, make investments, or enter into certain other transactions. At September 30, 2011, we were in compliance with these covenants.

On September 27, 2011, the Company and the guarantors filed a registration statement on Form S-4 with the SEC to register the issuance of the Exchange Notes in partial fulfillment of obligations in the registration rights agreement entered into by the Company, the guarantors, and the initial purchasers of the 2019 Notes. The Exchange Notes are identical in all material respects to the 2019 Notes except that the issuance of the Exchange Notes has been registered under the Securities Act, and as a result certain registration rights and special interest rate provisions that apply to the 2019 Notes do not apply to the Exchange Notes. Unless extended, the exchange offer will expire on November 8, 2011.

Capitalization
The following table sets forth information about our capitalization on the dates indicated.

	September 30,		December 31,		September 30,
	2011		2010		2010
(In millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent

Current maturities of long-term debt	$--	--%	$308.0	20.8%	$308.7	20.0%
Long-term debt, excluding current maturities	666.4	45.5	331.8	22.4	327.9	21.2
Total debt	666.4	45.5	639.8	43.2	636.6	41.2
Stockholders’ equity	799.5	54.5	842.5	56.8	909.6	58.8
Total capitalization	$1,465.9	100.0%	$1,482.3	100.0%	$1,546.2	100.0%

Our September 30, 2011, balances reflect the redemption of $306.8 million in principal amount of our 2011 Notes, the issuance of $325 million in principal amount of our 2019 Notes, and the $101.4 million paid to repurchase 6.3 million shares of our common stock. We continually assess alternatives to our capital structure and evaluate strategic capital initiatives. These may include, but are not limited to, new debt issuances, dividends, additional share repurchases, and modifications of existing debt, such as the amount of debt outstanding, the types of debt issued and the maturity dates of the debt. These alternatives, if implemented, could materially affect our capital structure, debt ratios, and cash balances.

Dividends: On October 25, 2011, we announced that our Board of Directors declared an increase in the annual dividend on the Company’s common stock to $0.50 per share in 2011, compared with $0.25 per share paid in 2010, and changed the annual dividend payout to a quarterly payout. The annual cash dividend of $0.50 per share for 2011 is payable on December 15, 2011, to stockholders of record at the close of business on November 25, 2011, after which the Company expects dividends will be paid on a quarterly basis beginning in the first quarter of 2012.

Share Repurchases: In October 2011, our Board of Directors approved an authorization for a total share repurchase of $200 million of the Company’s common stock to be executed through open market or private transactions. The Company expects to repurchase $200 million of the Company’s common stock during the next 12 months.

The declaration of dividends, the dividend rate, and the amount and timing of share repurchases are at the sole discretion of RadioShack Corporation's board of directors, and plans for future dividends and share repurchases may be revised by the board at any time.  RadioShack's dividend and share repurchase programs could be affected by, among other things, changes in RadioShack's results of operations, capital expenditures, cash flows, and applicable tax laws.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 30, 2011, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our cash equivalents of $511.1 million at September 30, 2011. These instruments currently yield less than 100 basis points on an annualized basis. A hypothetical decrease of interest rates to zero would result in a decrease in annual interest income of less than $5.1 million. This hypothesis assumes no change in the cash equivalent balance.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established a system of disclosure controls and procedures designed to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer (President and Chief Executive Officer) and our principal financial officer (Executive Vice President – Chief Financial Officer and Chief Administrative Officer), in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective.

Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 10 – “Commitments and Contingencies” in Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information on legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)  Stock Repurchases

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2011	--		$--	--	$--
August 1 – 31, 2011	--		$--	--	$--
September 1 – 30, 2011	140	(2)	$11.78	--	$--
Total	140			--

(1)
RadioShack announced a $200 million share repurchase program on July 24, 2008, which had no stated expiration date. On August 20, 2009, we announced a $200 million increase in this share repurchase program. In August 2010, our Board of Directors approved an increase in this share repurchase program from $400 million to $610 million, with $500 million available for share repurchases under this program at that time. Although no share repurchase program expired during the period covered by the table, as of September 30, 2011, no further amount remained for share repurchases under any program authorized by our Board of Directors.

(2)	Shares acquired by RadioShack for tax withholdings upon vesting of restricted stock awards, which were not repurchased pursuant to a share repurchase program.

ITEM 6. EXHIBITS.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this Quarterly Report on Form 10-Q is set forth in the Index to Exhibits on page 32, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIOSHACK CORPORATION

October 25, 2011	By:	/s/ Dorvin D. Lively
Dorvin D. Lively
Executive Vice President - Chief Financial Officer and Chief Administrative Officer
(principal financial officer)

October 25, 2011	By:	/s/ Martin O. Moad
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

10.1
Employment Offer Letter to Dorvin D. Lively from RadioShack Corporation, dated July 27, 2011 (filed as Exhibit 10.70 to RadioShack’s Registration Statement on Form S-4 filed on September 27, 2011, and incorporated herein by reference).

10.2
First Amendment to Credit Agreement, dated as of September 1, 2011, among RadioShack Corporation, the Facility Guarantors thereunder, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent for itself and the other Lenders (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on September 1, 2011, and incorporated herein by reference).

31(a) (2)	Rule 13a-14(a) Certification of the principal executive officer of RadioShack Corporation.
31(b) (2)	Rule 13a-14(a) Certification of the principal financial officer of RadioShack Corporation.
32 (2)(3)	Section 1350 Certification of the chief executive officer and chief financial officer of RadioShack Corporation.
101.INS	XBRL Instance Document (2)(4)
101.SCH	XBRL Taxonomy Extension Schema Document (2)(4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)(4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)(4)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)(4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)(4)

(1)	RadioShack Corporation was known as Tandy Corporation until May 18, 2000.
(2)	Filed with this report.
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