Form 10-K
period 2011-12-31
RADIOSHACK CORP
filed 2012-02-21
CIK 96289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes __ No X

As of June 30, 2011, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant was $1,216,598,602 based on the New York Stock Exchange closing price. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock as of June 30, 2011, are the affiliates of the registrant.

As of February 14, 2012, there were 99,323,569 shares of the registrant's Common Stock outstanding.

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

U.S. RADIOSHACK COMPANY-OPERATED STORES
At December 31, 2011, we operated 4,476 U.S. company-operated stores under the RadioShack brand located throughout the United States, as well as in Puerto Rico and the U.S. Virgin Islands. These stores are located in strip centers and major shopping malls, as well as individual storefronts. Each location carries a broad assortment of both name brand and private brand consumer electronics products.

Our product lines are categorized into three platforms. Our mobility platform includes postpaid and prepaid wireless handsets, commissions and residual income, prepaid wireless airtime, tablet devices, and e-readers. Our signature platform includes home entertainment, wireless, computer, and music accessories; general purpose and special purpose power products; headphones; technical products; and services. Our consumer electronics platform includes laptop computers, personal computing products, digital music players, residential telephones, GPS devices, cameras, digital televisions, and other consumer electronics products. The amount and percentage of our revenue derived from each of our three product platforms during the last three fiscal years is stated in our MD&A.

OTHER
In addition to the reportable segment discussed above, we have the following additional sales channels and support operations:

Target Mobile: In the fourth quarter of 2009, we commenced a test rollout of retail locations in approximately 100 Target stores (“Target Mobile”). These retail locations, which are not RadioShack-branded, offer wireless handsets with activation of third-party postpaid wireless services. In the third quarter of 2010, we signed a multi-year agreement to operate these locations in certain Target stores throughout most of the United States. At December 31, 2011, we operated 1,496 Target Mobile centers.

Dealer Outlets: At December 31, 2011, we had a network of 1,091 RadioShack dealer outlets, including 33 located outside of North America. Our North American outlets provide name brand and private brand products and services, typically to smaller communities. These independent dealers are often engaged in other retail operations and augment their businesses with our products and service offerings. Our dealer sales derived outside of the United States are not significant.

RadioShack de Mexico: As of December 31, 2011, there were 227 company-operated stores under the RadioShack brand, 9 dealers, and one distribution center in Mexico.

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

Distribution Centers - At December 31, 2011, we had three U.S. distribution centers shipping products to our U.S. retail locations and dealer outlets. One of these distribution centers also serves as a fulfillment center for our online customers and as a distribution center that ships store fixtures to our U.S. and Mexico company-operated stores and kiosks.

RadioShack Technology Services (“RSTS”) - Our management information system architecture is composed of a distributed, online network of computers that links all stores, kiosks, customer channels, delivery locations, service centers, credit providers, distribution facilities and our home office into a fully integrated system. Each retail location has its own server to support the point-of-sale (“POS”) system. The majority of our U.S. company-operated stores and kiosks communicate through a broadband network, which provides efficient access to customer support data. This design also allows store management to track daily sales and inventory at the product or sales associate level. RSTS provides the majority of our programming and systems analysis needs.

RadioShack Global Sourcing (“RSGS”) - RSGS serves our wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs. RSGS’s activities support our name brand and private brand businesses.

DISCONTINUED OPERATIONS
In February 2009, we signed a contract extension with Sam’s Club through March 31, 2011, with a transition period that ended on June 30, 2011, to continue operating kiosks in certain Sam’s Club locations. As of December 31, 2010, we operated 417 of these kiosks. All of these kiosks were transitioned to Sam’s Club by June 30, 2011. We determined that the cash flows from these kiosks have been eliminated from our ongoing operations. Therefore, these operations were classified as discontinued operations and the operating results of these kiosks are presented in the consolidated statements of income as discontinued operations, net of income taxes, for all periods presented.

SEASONALITY
As with most other specialty retailers, our net sales and operating revenues and operating cash flows are greater during the fourth calendar quarter, which includes the majority of the holiday shopping season in the U.S., than during other periods of the year. There is a corresponding pre-seasonal inventory build-up, which requires working capital related to the anticipated increased sales volume. This is described in “Cash Requirements” in our MD&A. Also, refer to Note 16 – “Quarterly Data (Unaudited)” in the Notes to Consolidated Financial Statements for data showing seasonality trends. We expect this seasonality to continue.

PATENTS AND TRADEMARKS
We own or are licensed to use many trademarks and service marks related to our RadioShack stores in the United States and in foreign countries. We believe the RadioShack name and marks are well recognized by consumers, and that the name and marks are associated with high-quality products and services. We also believe the loss of the RadioShack name and RadioShack marks would materially adversely affect our business. Our private brands include brands such as RadioShack, AUVIO, Enercell and Gigaware. We also own various patents and patent applications relating to consumer electronics products.

SUPPLIERS AND NAME BRAND RELATIONSHIPS
Our business strategy depends, in part, upon our ability to offer name brand and private brand products, as well as to provide our customers access to third-party services. We utilize a large number of suppliers located in various parts of the world to obtain name brand and private brand merchandise. We have formed vendor and third-party service provider relationships with well-recognized companies such as Sprint, AT&T, Verizon Wireless (“Verizon”), T-Mobile, Apple, Casio, Garmin, Hewlett-Packard, HTC, Microsoft, Research In Motion, Samsung and SanDisk. In the aggregate, these relationships have or are expected to have a significant effect on both our operations and financial strategy.

ORDER BACKLOG
We have no material backlog of orders in any of our operating segments for the products or services we sell.

COMPETITION
Due to consumer demand for wireless products and services, as well as rapid consumer acceptance of new digital technology products, the consumer electronics retail business continues to be highly competitive, driven primarily by technology and product cycles.

In the consumer electronics retail business, competitive factors include convenient retail locations, price, quality, features, product availability, consumer services, distribution capability, brand reputation and the number of competitors. We compete in the sale of our products and services with several retail formats, including national, regional, and independent consumer electronics retailers. We compete with department and specialty retail stores in more select product categories. We compete with wireless providers in the wireless handset category through their own retail and online presence. We compete with big-box retailers, discount and warehouse retailers, and Internet retailers on a more widespread basis. Numerous domestic and foreign companies manufacture products similar to our privately-branded products for other retailers, which are sold under nationally-recognized brand names or private brands.

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

EMPLOYEES
As of December 31, 2011, we employed approximately 34,000 people. Our U.S. employees are not covered by collective bargaining agreements, nor are they members of labor unions. We consider our relationship with our employees to be good.

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

http://www.radioshackcorporation.com

For information regarding the net sales and operating revenues and operating income for our reportable segment for fiscal years ended December 31, 2011, 2010 and 2009, please see Note 15 – “Segment Reporting” in the Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS.

One should carefully consider the risks and uncertainties described below, as well as other information set forth in this Annual Report on Form 10-K. There may be additional risks that are not presently material or known, and the following list should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. If any of the events described below were to occur, our business, results of operations, financial condition, liquidity or access to the capital markets could be materially adversely affected.

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

To achieve our strategy, we have undertaken a variety of strategic initiatives. Our failure to successfully execute our strategy or the occurrence of certain events, including the following, could materially adversely affect our ability to maintain or grow our comparable store sales and our business generally:

•	Our inability to recognize evolving consumer electronics trends and offer products that our target customers need or want

•	Our employees’ inability to provide solutions, answers, and information related to increasingly complex consumer electronics products

•	Our inability to keep our extensive store distribution system updated and conveniently located near our customers

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

In addition, potential disruptions in the capital and credit markets could have a significant effect on our ability to access the U.S. and global capital and credit markets, if needed. These potential disruptions in the capital and credit markets could materially adversely affect our ability to borrow under our credit facility, or materially adversely affect the banks that underwrote our credit facility. The availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit, and our credit ratings. If needed, we may not be able to successfully obtain any necessary additional financing on favorable terms, or at all.

Our inability to increase or maintain profitability of our operations could materially adversely affect our results of operations and financial condition.

A critical component of our business strategy is to improve our overall profitability. Our ability to increase profitable sales in existing retail locations may be affected by:

•	Our ability to offer and sell products with sufficient gross profit to improve our overall profitability

•	Our success in attracting customers into our retail locations

•	Our ability to choose the correct mix of products to sell

•	Our ability to keep our retail locations stocked with merchandise customers will purchase

•	Our ability to maintain fully-staffed retail locations with appropriately trained employees

•	Our ability to remain relevant to the consumer

•	Our ability to sustain existing retail channels such as our Target Mobile centers

Our products and services must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to frequent change. Our success depends upon our ability to anticipate and respond in a timely manner to trends in consumer preferences relating to consumer electronics. If we fail to identify and respond to these trends in a timely manner, our sales may decline.

In addition, consumer spending remains uncertain, which makes it more challenging for us to maintain or grow our operating income. As a result, we must continue to control our expense structure. Failure to manage our labor and benefit rates, advertising and marketing expenses, or other store expenses could delay or prevent us from achieving increased profitability or otherwise have a material adverse effect on our results of operations and financial condition.

Any reductions or changes in the growth rate of the wireless industry or other changes in the dynamics of the industry could materially adversely affect our results of operations and financial condition.

Sales of wireless handsets and the related commissions and residual income constitute a majority of our total revenue. Consequently, changes in the wireless industry, such as those discussed below, could materially adversely affect our results of operations and financial condition.

Lack of growth in the wireless industry tends to have a corresponding effect on our wireless sales. Wireless handsets are subject to significant technological changes, and it is possible that new products will never achieve widespread consumer acceptance or will be supplanted by alternative products and technologies that do not offer us a similar sales opportunity or are sold at lower price points or margins. Because growth in the wireless industry is often driven by the adoption rate of new wireless handset and wireless service technologies, the absence of these new technologies, our suppliers not providing us with these new technologies, or the lack of consumer interest in adopting these new technologies, could materially adversely affect our results of operations and financial condition.

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

In the retail consumer electronics marketplace, the level of competition is intense. We compete with consumer electronics retail stores as well as big-box retailers, large specialty retailers, discount and warehouse retailers, and Internet retailers. We also compete with wireless carriers’ retail presence, as discussed above. Some of these competitors are large, have great market presence, and possess significant financial and other resources, which may provide them with competitive advantages over us.

Changes in the amount and degree of promotional intensity or merchandising strategy exerted by our current and potential competitors could present us with difficulties in retaining and attracting customers. In addition, pressure from our competitors could require us to reduce prices or increase our costs in one product category or across all our product categories.

Our competitors may use strategies such as lower pricing, value-added services, wider selection of products, larger store size, higher advertising intensity, improved store design, and more efficient sales methods. Some of our competitors may be able to offer innovative, technologically superior, or more desirable products and services that are not available to us, are available in limited quantities, or become available to us after the demand for the products and services has declined. While we attempt to differentiate ourselves from our competitors by focusing on the electronics specialty retail market, our business model may not enable us to compete successfully against existing and future competitors. As a result of this competition, we may experience lower sales, margins or profitability, which could materially adversely affect our results of operations and financial condition.

We are dependent upon our relationships with a limited number of name brand product and service providers, and our inability to create, maintain and renew relationships with these parties on favorable terms could materially adversely affect our results of operations and financial condition.

A significant portion of our net sales and operating revenues is attributable to a limited number of name brand products and service providers. The concentration of revenue in our mobility platform means that our revenue is to a significant degree dependent upon a limited number of service providers such as AT&T, Sprint, and Verizon and related product suppliers such as Apple, HTC and Samsung. In the aggregate, these relationships have or are expected to have a significant effect on both our operations and financial strategy. If we are unable to create, maintain or renew our relationships with such third parties on favorable terms or at all, or if these third parties limit or disrupt the supply of their products or services to us, our results of operations and financial condition could be materially adversely affected.

Certain of our wireless service providers make operational changes from time to time that adversely affect our business and over which we have little, if any, influence. They may not inform us of such a change or may do so only after it is too late for us to adequately predict and plan for the consequences the change will have on our business. The information they provide to us about these changes may be incomplete or inaccurate. Examples of these changes include changes to customer credit requirements, changes to the service providers’ service agreements with their customers on issues such as handset upgrade eligibility and contract renewal terms, and other changes that affect our mobility business. If we are not timely, accurately, and adequately informed about these changes or are unable to effectively mitigate the adverse impact of these changes on our business, these changes could materially adversely affect our results of operation and financial condition.

Our inability to increase or maintain our gross margin levels could materially adversely affect our results of operations and financial condition.

We may not be able to increase or maintain our gross margin levels due to various factors, including increased sales of lower margin products or declines in average selling prices of key products. If sales of lower margin items continue to become a larger percentage of our business without an overall growth in our sales, our gross profit could be materially adversely affected.

Our inability to collect receivables from our vendors and service providers could materially adversely affect our results of operations and financial condition.

We maintain significant receivable balances from various vendors and service providers such as Sprint, AT&T, Verizon, and T-Mobile consisting of commissions and other funds related to these relationships. At December 31, 2011 and 2010, our net receivables from vendors and service providers were $273.8 million and $291.0 million, respectively. The average payment term for these receivable balances is approximately 45 days. We do not factor these receivables. Changes in the financial condition of one or more of these vendors or service providers could cause a delay or failure in collecting these receivable balances. A significant delay or failure in collecting these receivable balances could materially adversely affect our results of operations and financial condition.

Our inability to manage our inventory levels effectively, particularly excess or inadequate amounts of inventory, could materially adversely affect our results of operations and financial condition.

We source inventory both domestically and internationally, and our inventory levels are subject to a number of factors, some of which are beyond our control. These factors, including technology advancements, vendor-imposed quantity purchasing requirements, reduced consumer spending and consumer disinterest in our product offerings, could lead to excess inventory levels. Additionally, we may not accurately assess product life cycles, leaving us with excess inventory. To reduce this excess inventory, we may be required to lower our prices, which could materially adversely affect our results of operations and financial condition.

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

Our inability to attract and retain an effective management team or changes in the cost or availability of a suitable workforce to manage and support our strategies could materially adversely affect our results of operation and financial condition.

Our success depends in large part upon our ability to attract, motivate and retain a qualified management team and other employees. Qualified individuals needed to fill necessary positions could be in short supply. The inability to recruit and retain such individuals on a continuous basis could result in high employee turnover at our stores and in our company generally, which could materially adversely affect our results of operations and financial condition. Additionally, competition for qualified employees requires us to continually assess our compensation structure. Competition for qualified employees has required, and in the future could require, us to pay higher wages to attract a sufficient number of qualified employees, resulting in higher labor compensation expense. In addition, mandated changes in minimum wage or health care reform may materially increase our employee-related costs.

Our inability to identify and enter into relationships with developers of new technologies successfully or the failure of these new technologies to be adopted by the market could materially adversely affect our ability to increase or maintain our sales and profitability. Additionally, the absence of new services or products and product features in the categories we sell could materially adversely affect our results of operations and financial condition.

Our ability to maintain and increase revenues depends, to a large extent, on the periodic introduction and availability of new products, services and technologies. If we fail to identify these new products, services and technologies, or if we fail to enter into relationships with their developers prior to widespread distribution within the market, our results of operations and financial condition could be materially adversely affected. Any new products, services or technologies we identify may have a limited sales life.

Furthermore, it is possible that new products, services or technologies will never achieve widespread consumer acceptance, also materially adversely affecting our results of operation and financial condition. Finally, the lack of innovative consumer electronics products, features or services that can be effectively featured in our retail locations could also materially adversely affect our ability to increase or maintain our sales and profitability.

The occurrence of severe weather events or natural disasters could significantly damage or destroy our retail locations, could prohibit consumers from traveling to our retail locations, or could prevent us from resupplying our retail locations or distribution centers, especially during the peak winter holiday shopping season.

If severe weather or a catastrophic natural event, such as a hurricane or earthquake, occurs in a particular region and damages or destroys a significant number of our retail locations in that area, our sales could be materially adversely affected. In addition, if severe weather, such as heavy snowfall or extreme temperatures, discourages or restricts customers in a particular region from traveling to our retail locations, our sales could also be materially adversely affected. If severe weather occurs during the fourth quarter holiday season, the adverse effect on our sales could be even greater than at other times during the year because we generate a disproportionate amount of our sales during this period.

Failure to comply with, or the additional implementation of, laws, rules, and regulations regarding our business could materially adversely affect our results of operations and financial condition.

We are subject to various foreign, federal, state, and local laws, rules and regulations including, but not limited to, the Fair Labor Standards Act and ERISA, each as amended, and regulations promulgated by the Federal Trade Commission, SEC, Internal Revenue Service, Department of Labor, Occupational Safety and Health Administration, and Environmental Protection Agency. Failure to properly adhere to these and other applicable laws, rules and regulations could result in the imposition of penalties or adverse legal judgments and could materially adversely affect our results of operations and financial condition. Similarly, the cost of complying with newly-implemented laws, rules and regulations could materially adversely affect our results of operations and financial condition.

Risks associated with the suppliers from whom our products are sourced could materially adversely affect our results of operations and financial condition.

We utilize a large number of suppliers located in various parts of the world to obtain private brand merchandise and other products. If any of our key vendors fail to supply us with products, we may not be able to meet the demands of our customers, and our sales and profitability could be materially adversely affected.

We purchase a significant portion of our inventory from manufacturers located in China. Changes in trade regulations (including tariffs on imports) could increase the cost of those items. Although our purchases are denominated in U.S. dollars, changes in the Chinese currency exchange rate against the U.S. dollar or other foreign currencies could cause our vendors to increase the prices of items we purchase from them. The occurrence of any of these events could materially adversely affect our results of operations and financial condition.

Our ability to find qualified vendors that meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the United States. Merchandise quality issues, product safety concerns, trade restrictions, difficulties in enforcing intellectual property rights in foreign countries, work stoppages, transportation capacity and costs, tariffs, political or financial instability, foreign currency exchange rates, monetary, tax and fiscal policies, inflation, deflation, outbreak of pandemics and other factors relating to foreign trade are beyond our control. Concerns regarding the safety of products and services that we source from our suppliers and then sell could cause shoppers to avoid purchasing certain products and services from us, even if the basis for the concern is outside our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish. These and other issues affecting our vendors could materially adversely affect our sales and profitability.

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

Our information systems are also subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and errors by our employees. If we encounter damage to our systems, difficulty implementing new systems, a security breach of our systems, or difficulty maintaining and upgrading current systems, our business operations could be disrupted, our sales could decline, and our expenses could increase.

Failure to protect the integrity and security of our customers’ information could materially damage our standing with our customers and expose us to litigation.

Increasing costs associated with information security, including increased investments in technology, the costs of compliance with consumer protection laws, and costs resulting from consumer fraud could materially adversely affect our results of operations. Additionally, if a significant compromise in the security of our customer information, including personal identification data, were to occur, it could materially adversely affect our reputation, results of operations and financial condition, and could increase the costs we incur to protect against such security breaches.

We are subject to other litigation risks and may face liabilities as a result of allegations and negative publicity.

Our operations expose us to litigation risks, such as class action lawsuits involving employees, consumers and shareholders. For example, from time to time putative class actions have been brought against us relating to various labor matters. Defending against lawsuits and other proceedings may involve significant expense and divert management’s attention and resources from other matters. In addition, if any lawsuits were brought against us and resulted in a finding of substantial legal liability, it could cause significant reputational harm to us and otherwise materially adversely affect our results of operations and financial condition.

We conduct business outside the United States, which presents potential risks.

We have offices and assets, and generate a portion of our revenue, in Mexico, Hong Kong, and Taiwan. Part of our growth strategy is to expand our international business because we believe the growth rates and the opportunity to implement operating improvements may be greater than those typically achievable in the United States. International operations entail significant risks and uncertainties, including without limitation:

•	Economic, social and political instability in any particular country or region

•	Changes in currency exchange rates

•	Changes in government restrictions on converting currencies or repatriating funds

•	Changes in U.S. or foreign laws and regulations or in trade, monetary or fiscal policies

•	High inflation and monetary fluctuations

•	Changes in restrictions on imports and exports

•	Difficulties in hiring, training and retaining qualified personnel, particularly finance and accounting personnel with U.S. GAAP expertise

•	Inability to obtain access to fair and equitable political, regulatory, administrative and legal systems

•	Changes in government tax policy

•	Difficulties in enforcing our contractual rights or enforcing judgments or obtaining a just result in foreign jurisdictions

•	Potentially adverse tax consequences of operating in multiple jurisdictions

•	Managing our relationship and contractual rights with any partner we enter into business with in a foreign country

Any of these factors, by itself or in combination with others, could materially adversely affect our results of operations and financial condition.

We may be unable to keep existing retail locations or open new retail locations in desirable places, which could materially adversely affect our sales and profitability.

We may be unable to keep existing retail locations or open new retail locations in desirable places in the future. We compete with other retailers and businesses for suitable retail locations. Local land use, local zoning issues, environmental regulations and other regulations may affect our ability to find suitable retail locations and also influence the cost of leasing, building or buying them. We also may have difficulty negotiating real estate leases and purchase agreements on acceptable terms. Further, to relocate or open new retail locations successfully, we must hire and train employees for them. Construction, environmental, zoning and real estate delays may negatively affect retail location openings and increase costs and capital expenditures. In addition, when we open new retail locations in markets where we already have a presence, our existing locations may experience a decline in sales as a result, and when we open retail locations in new markets, we may encounter difficulties in attracting customers due to a lack of customer familiarity with our brand, our lack of familiarity with local customer preferences, competition with new competitors or with existing competitors with a large, established market presence, and seasonal differences in the market. We cannot be certain that new or relocated retail locations will produce the anticipated sales or return on investment or that existing retail locations will not be materially adversely affected by new or expanded competition in their market areas.

Terrorist activities and governmental efforts to thwart them could materially adversely affect our results of operations and financial condition.

A terrorist attack or series of attacks on the United States could have a significant adverse effect on its economy. This downturn in the economy could, in turn, materially adversely affect our results of operations and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility could cause greater uncertainty and cause the economy to suffer in ways that we cannot predict.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Information on our properties is located in our MD&A and financial statements included in this Annual Report on Form 10-K and is incorporated into this Item 2 by reference.

The following items are discussed further in the Notes to Consolidated Financial Statements:

Summary of Significant Accounting Policies – Property, Plant and Equipment	Note 2
Supplemental Balance Sheet Disclosures – Property, Plant and Equipment, Net	Note 3
Commitments and Contingencies	Note 13

We lease, rather than own, most of our retail facilities. Our stores are located in shopping malls, stand-alone buildings and shopping centers owned by other entities. We lease administrative offices throughout the United States and Mexico. We own the property on which our three distribution centers and two manufacturing facilities are located within the United States. Previously, we leased a manufacturing plant in China. Our lease for this plant ended on December 31, 2011. We ceased manufacturing operations in this plant in the second quarter of 2011.

RETAIL LOCATIONS
The table below shows our retail locations at December 31, 2011, allocated among U.S. and Mexico company-operated stores, Target Mobile centers, discontinued kiosks and dealer and other outlets.

	Average
	Store Size	At December 31,
	(Sq. Ft.)	2011	2010	2009
U.S. RadioShack company-operated stores	2,473	4,476	4,486	4,476
Target Mobile (1)	16	1,496	850	104
Mexico RadioShack company-operated stores	1,306	227	211	204
Dealer and other outlets (2)	N/A	1,110	1,219	1,321
Discontinued kiosks (3)	N/A	--	417	458
Total number of retail locations (4)		7,309	7,183	6,563

(1)
In 2009 we conducted a test program of retail locations in approximately 100 Target stores. In the third quarter of 2010 we signed a multi-year agreement with Target Corporation to operate Target Mobile centers in certain Target stores.

(2)
Our dealer and other outlets decreased by 109 and 102 locations, net of new openings, during 2011 and 2010, respectively. These declines were primarily due to either the closing of dealer store locations or dealer agreements not being renewed.

(3)
In February 2009, we signed a contract extension with Sam’s Club through March 31, 2011, with a transition period that ended on June 30, 2011, to operate kiosks in certain Sam’s Club stores. We transitioned all of the remaining kiosks we operated in Sam’s Club stores by June 30, 2011.

(4)
In 2011, the Company opened 725 retail locations and closed 599 retail locations. In 2010, the Company opened 871 retail locations and closed 251 retail locations. In 2009, the Company opened 202 retail locations and closed 391 retail locations.

Real Estate Owned and Leased
	Approximate Square Footage (in thousands) At December 31,
		2011			2010
	Owned	Leased	Total	Owned	Leased	Total
Retail
U.S. RadioShack company-operated stores	2	11,065	11,067	2	11,133	11,135
Kiosks	--	24	24	--	62	62
Mexico company-operated stores	--	299	299	--	272	272
Support Operations
Manufacturing	134	--	134	134	320	454
Distribution centers and office space	2,005	677	2,682	2,056	821	2,877
	2,141	12,065	14,206	2,192	12,608	14,800

Below is a listing at December 31, 2011, of our retail locations within the United States and its territories:

	U.S. RadioShack Stores	Target Mobile	Dealers and Other*	Total
Alabama	50	13	22	85
Alaska	--	--	22	22
Arizona	74	38	21	133
Arkansas	27	4	33	64
California	543	236	35	814
Colorado	64	36	29	129
Connecticut	69	18	2	89
Delaware	19	3	--	22
Florida	302	101	28	431
Georgia	102	41	32	175
Hawaii	24	--	--	24
Idaho	18	3	12	33
Illinois	172	77	31	280
Indiana	98	29	37	164
Iowa	33	20	42	95
Kansas	37	12	23	72
Kentucky	55	11	34	100
Louisiana	67	14	16	97
Maine	22	4	12	38
Maryland	98	35	5	138
Massachusetts	115	33	5	153
Michigan	119	54	40	213
Minnesota	59	68	32	159
Mississippi	38	5	13	56
Missouri	71	28	43	142
Montana	7	6	25	38
Nebraska	20	10	19	49
Nevada	38	14	7	59
New Hampshire	31	8	5	44
New Jersey	160	42	5	207
New Mexico	31	6	14	51
New York	334	64	14	412
North Carolina	125	41	33	199
North Dakota	6	4	3	13
Ohio	186	44	23	253
Oklahoma	38	10	26	74
Oregon	52	16	20	88
Pennsylvania	211	55	22	288
Rhode Island	21	4	--	25
South Carolina	55	18	17	90
South Dakota	11	3	11	25
Tennessee	67	25	26	118
Texas	377	129	69	575
Utah	28	10	19	57
Vermont	9	--	8	17
Virginia	123	41	33	197
Washington	90	28	25	143
West Virginia	28	3	8	39
Wisconsin	70	30	51	151
Wyoming	6	1	16	23

District of Columbia	12	1	--	13
Puerto Rico	60	--	--	60
U.S. Virgin Islands	4	--	--	4
	4,476	1,496	1,068	7,040

*Does not include international dealers.

ITEM 3. LEGAL PROCEEDINGS.

Refer to Note 13 – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 OF PART III).

The following is a list, as of February 15, 2012, of our executive officers and their ages and positions.

Name	Position (Date Appointed to Current Position)	Executive Officer Since	Age
James F. Gooch	President and Chief Executive Officer (May 2011)	2006	44
Lee D. Applbaum	Executive Vice President – Chief Marketing Officer (September 2008)	2008	41
Dorvin D. Lively	Executive Vice President – Chief Financial Officer and Chief Administrative Officer (August 2011)	2011	53
Scott E. Young	Executive Vice President – Chief Merchandise Officer (April 2010)	2010	50
Gene M. Dinkens	Senior Vice President – Store Operations (June 2011)	2011	42
Mary Ann Doran	Senior Vice President – Human Resources (June 2010)	2010	56
John G. Ripperton	Senior Vice President – Supply Chain (August 2006)	2006	58
Sharon S. Stufflebeme	Senior Vice President – Chief Information Officer (June 2009)	2009	50
Martin O. Moad	Vice President and Controller (August 2007)	2007	55

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

Mr. Gooch was appointed President of RadioShack by the Board of Directors in January 2011 and became Chief Executive Officer in May 2011. Mr. Gooch joined RadioShack as Chief Financial Officer in August 2006. Prior to such time, he spent 10 years with Kmart Holding Corporation and subsequently Sears Holdings Corporation after the merger with Sears, Roebuck and Co., all general merchandise retailers. He served in various positions, including Vice President, Controller, Treasurer, and Vice President of Corporate Financial Planning and Analysis. Mr. Gooch also worked at Helene Curtis, a personal care and beauty products company, The Quaker Oats Company, a food products company, and Entertainment Publications, a provider of promotions and discounts. He earned his bachelor’s degree from Michigan State University and his master’s degree in management from the J.L. Kellogg Graduate School of Business at Northwestern University.

Mr. Applbaum was appointed Executive Vice President and Chief Marketing Officer in September 2008. Previously, Mr. Applbaum was Chief Marketing Officer of The Schottenstein Stores Corporation, a private retail holding company, from February 2007 until August 2008, and Senior Vice President and Chief Marketing Officer of David's Bridal Group, a national bridal retailer, from April 2004 until February 2007. Prior to joining David's Bridal Group, Mr. Applbaum served in various capacities for Footstar, Inc., a footwear retail holding company, from April 2000 until April 2004, including Chief Marketing Officer of Footstar Athletic and Vice President of Marketing of Footaction USA.

Mr. Lively was appointed Executive Vice President - Chief Financial Officer and Chief Administrative Officer in August 2011. Mr. Lively joined the Company from Ace Hardware Corporation, a retail hardware cooperative, where he served as Senior Vice President and Chief Financial Officer from March 2008 to December 2010, and Executive Vice President and Chief Financial Officer from December 2010 to August 2011. From 2004 to 2008, Mr. Lively served as Executive Vice President and Chief Financial Officer of Maidenform Brands, Inc., an intimate apparel company. From 2001 to 2004, he served as Senior Vice President and Corporate Controller of Toys R Us, Inc., a toy and juvenile products retailer. Mr. Lively previously held accounting and finance-related positions at Readers Digest Association, Inc., Silverado Foods, Inc., and Pepsi-Cola International Limited (U.S.A.). Earlier in his career, Mr. Lively worked for the Financial Accounting Standards Board and Arthur Andersen LLP.

Mr. Young was appointed Executive Vice President – Chief Merchandise Officer in April 2010. Previously, Mr. Young served as Divisional President and Chief Marketing Officer of LodgeNet, a media content delivery provider to guest-based businesses, where he had worked since 2006. Before joining LodgeNet, he spent seven years at Best Buy Co., Inc. where he served as Vice President, Merchandising; Vice President, BBY.com; and Vice President, Digital Entertainment. Earlier in his career, Mr. Young worked in the entertainment and music industry for BMG Entertainment, Inc., Ticketmaster Entertainment, Inc. and EMI Group PLC – also known as Capitol Records.

Mr. Dinkens was appointed Senior Vice President – Store Operations in June 2011. Mr. Dinkens joined RadioShack in 2009 and has served as Vice President – Store Operations, East and Vice President – Northeast. Before joining RadioShack, Mr. Dinkens worked for more than sixteen years for Blockbuster Inc., an in-home movie and entertainment company, where he served as Senior Vice President – U.S. Operations, Area Senior Vice President – Eastern United States, and Vice President – International Operations.

Ms. Doran was appointed Senior Vice President – Human Resources in June 2010. Previously, Ms. Doran served as Senior Vice President of Human Resources of Zale Corp., a jewelry retailer, where she had worked since 1996. Ms. Doran’s earlier experiences in human resources also include The Bombay Company, Inc., a home furnishings retailer, and the Jordan Marsh Stores Corp., a regional department-store chain that ultimately joined the Macy’s organization.

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

Ms. Stufflebeme was appointed Senior Vice President – Chief Information Officer in June 2009. Previously, Ms. Stufflebeme served as Senior Vice President – Chief Information Officer of 7-Eleven, Inc., a convenience retailer, where she began working in 2004. Before working for 7-Eleven, Inc., she worked for Andersen Consulting, Hitachi Consulting and Michaels Stores, Inc.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE RANGE OF COMMON STOCK
Our common stock is listed on the New York Stock Exchange and trades under the symbol "RSH." The following table presents the high and low trading prices for our common stock, as reported in the composite transaction quotations of consolidated trading for issues on the New York Stock Exchange, and the declared dividends for each quarter in the two years ended December 31, 2011.

Quarter Ended	High	Low	Dividends Declared
December 31, 2011	$13.94	$9.15	$0.50
September 30, 2011	16.25	11.38	--
June 30, 2011	16.70	12.28	--
March 31, 2011	18.74	13.61	--

December 31, 2010	$23.38	$17.93	$0.25
September 30, 2010	23.16	17.87	--
June 30, 2010	24.00	17.70	--
March 31, 2010	23.91	18.55	--

HOLDERS OF RECORD
At February 14, 2012, there were 17,055 holders of record of our common stock.

DIVIDENDS
On October 25, 2011, we announced that our Board of Directors declared an increase in the annual dividend on the Company’s common stock to $0.50 per share in 2011, compared with $0.25 per share paid in 2010, and changed the annual dividend payout to a quarterly payout. The annual cash dividend of $0.50 per share for 2011 was paid on December 15, 2011, to stockholders of record at the close of business on November 25, 2011. The Company expects dividends will be paid on a quarterly basis beginning in the first quarter of 2012.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK
The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
October 1 – 31, 2011	--	$--	--	$200,000,000
November 1 – 30, 2011	930,000	$12.80	930,000	$188,100,224
December 1 – 31, 2011	--	$--	--	$188,100,224
Total	930,000		930,000

(1)
In October 2011, our Board of Directors approved an authorization for a total share repurchase of $200 million of the Company’s common stock to be executed through open market or private transactions. The share repurchase authorization has no stated expiration date. As of December 31, 2011, $188.1 million of the total authorized amount was available for share repurchases under this program. We announced on January 30, 2012, that we have suspended further share repurchases under this program.

(2)	During the period covered by this table, no publicly announced program expired or was terminated.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Refer to "Securities Authorized for Issuance Under Equity Compensation Plans" included in Part III, Item 12. of this Annual Report on Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES
Refer to Note 4 – “Indebtedness and Borrowing Facilities” and Note 5 – “Stockholders’ Equity” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

The graph below compares the cumulative total shareholder return on RadioShack common stock for the last five years with the cumulative total return on the Standard & Poor's 500 Index and the Standard & Poor's Specialty Retail Index. The S&P Specialty Retail Index is a capitalization-weighted index of domestic equities traded on the NYSE and NASDAQ, and includes high-capitalization stocks representing the specialty retail sector of the S&P 500. The graph assumes an investment of $100 at the close of trading on December 31, 2006, in RadioShack common stock, the S&P 500 Index and the S&P Specialty Retail Index.

	12/06	12/07	12/08	12/09	12/10	12/11
RadioShack Corporation	$100.00	$101.87	$74.08	$122.63	$117.81	$64.67
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.75
S&P Specialty Retail Index	100.00	84.99	64.09	89.41	108.57	120.50

* Cumulative Total Return assumes dividend reinvestment.

Information Source: Standard & Poor's, a division of The McGraw-Hill Companies Inc.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED).

RADIOSHACK CORPORATION AND SUBSIDIARIES
	Year Ended December 31,
(Dollars and shares in millions, except per share amounts, ratios, locations and square footage)	2011	2010	2009	2008	2007
Statements of Income Data
Net sales and operating revenues	$4,378.0	$4,265.8	$4,073.6	$4,034.8	$4,075.4
Operating income	$155.1	$350.2	$355.5	$311.1	$366.4
Income from continuing operations	$67.1	$190.7	$196.5	$183.2	$227.3
Net income	$72.2	$206.1	$205.0	$189.4	$236.8
Basic income per share from continuing operations	$0.65	$1.58	$1.56	$1.42	$1.69
Basic net income per share	$0.70	$1.71	$1.63	$1.47	$1.76
Diluted income per share from continuing operations	$0.65	$1.55	$1.56	$1.42	$1.67
Diluted net income per share	$0.70	$1.68	$1.63	$1.47	$1.74
Shares used in computing net income per share:
Basic	102.5	120.5	125.4	129.0	134.6
Diluted	103.3	122.7	126.1	129.1	135.9
Gross profit as a percent of sales	41.4%	44.9%	46.0%	45.4%	47.5%
SG&A expense as a percent of sales	36.0%	34.8%	35.2%	35.6%	36.0%
Operating income as a percent of sales	3.5%	8.2%	8.7%	7.7%	9.0%

Balance Sheet Data
Inventories	$744.4	$723.7	$670.6	$636.3	$705.4
Total assets	$2,175.1	$2,175.4	$2,429.3	$2,254.0	$1,989.6
Working capital	$1,149.2	$870.6	$1,361.2	$1,154.4	$818.8
Capital structure:
Current debt	$--	$308.0	$--	$--	$--
Long-term debt	$670.6	$331.8	$627.8	$659.5	$348.2
Total debt	$670.6	$639.8	$627.8	$659.5	$348.2
Total debt less cash and cash equivalents	$78.9	$70.4	$(280.4)	$(155.3)	$(161.5)
Stockholders' equity	$753.3	$842.5	$1,048.3	$860.8	$769.7
Total capitalization (1)	$1,423.9	$1,482.3	$1,676.1	$1,520.3	$1,117.9
Long-term debt as a % of total capitalization (1)	47.1%	22.4%	37.5%	43.4%	31.1%
Total debt as a % of total capitalization (1)	47.1%	43.2%	37.5%	43.4%	31.1%
Book value per share at year end	$7.59	$7.97	$8.37	$6.88	$5.87

Financial Ratios
Return on average stockholders' equity	8.8%	20.3%	21.5%	22.9%	33.2%
Return on average assets	3.5%	8.9%	8.9%	9.3%	12.3%
Annual inventory turnover (2)	3.5	3.5	3.6	3.5	3.3

Other Data
Adjusted EBITDA from continuing operations (3)	$237.8	$433.6	$445.8	$405.3	$474.2
Dividends declared per share	$0.50	$0.25	$0.25	$0.25	$0.25
Capital expenditures	$82.1	$80.1	$81.0	$85.6	$45.3
Number of retail locations at year end:
U.S. RadioShack company-operated stores	4,476	4,486	4,476	4,453	4,447
Target Mobile Centers	1,496	850	104	--	--
Mexico RadioShack company-operated stores	227	211	204	200	--
Dealer and other outlets	1,110	1,219	1,321	1,411	1,484
Discontinued kiosks	--	417	458	688	739
Total	7,309	7,183	6,563	6,752	6,670
Average square footage per U.S. RadioShack company-operated store	2,473	2,482	2,504	2,505	2,527
Comparable store sales (decrease) increase (4)	(2.2%)	4.1%	0.8%	(0.9%)	(8.3%)
Common shares outstanding	99.3	105.7	125.2	125.1	131.1

This table should be read in conjunction with our MD&A and the Consolidated Financial Statements and related Notes.

(1)	Total capitalization is defined as total debt plus total stockholders' equity.
(2)
This ratio is calculated by dividing our cost of products sold by our average inventory balance. For comparative purposes, we have included the cost of products sold by and the inventory balances of our discontinued operations in this ratio for all periods presented.

(3)
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

(4)
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

The following table is a reconciliation of adjusted EBITDA from continuing operations to income from continuing operations.

	Year Ended December 31,
(In millions)	2011	2010	2009	2008	2007
Reconciliation of adjusted EBITDA from continuing operations to income from continuing operations
Adjusted EBITDA from continuing operations	$237.8	$433.6	$445.8	$405.3	$474.2

Interest expense, net of interest income	(43.7)	(39.3)	(39.3)	(20.3)	(16.2)
Income tax expense	(40.2)	(120.2)	(118.1)	(105.2)	(123.8)
Depreciation and amortization	(82.7)	(83.4)	(90.3)	(94.2)	(107.8)
Other (loss) income	(4.1)	--	(1.6)	(2.4)	0.9
Income from continuing operations	$67.1	$190.7	$196.5	$183.2	$227.3

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

EXECUTIVE OVERVIEW
RadioShack is a leading national retailer of innovative mobile technology products and services, as well as products related to personal and home technology and power supply needs. We offer a targeted assortment of wireless phones and other electronic products and services from leading national brands, exclusive private brands and major wireless carriers.

Our more than 7,200 locations in the U.S. and Mexico give us a unique competitive advantage in scale, reach and convenience. We seek to differentiate ourselves from our various competitors by providing:

•	Innovative mobile technology products and services, as well as products related to personal and home technology and power supply needs, at competitive prices

•	Convenient neighborhood locations

•	Knowledgeable, objective and friendly service

•	Unique private brand offers and exclusive branded promotions

Our day-to-day focus is concentrated on:

•	Providing our customers with a positive in-store experience

•	Growing gross profit dollars

•	Controlling costs throughout the organization

•	Utilizing funds generated from operations to enhance long-term shareholder value

External Factors Affecting Our Business
In 2011, we continued to experience a highly challenging U.S. economic environment and reduced consumer spending that began in the fourth quarter of 2008. Consumer spending on wireless handsets has increased significantly over the past several years. The spending growth for wireless handsets has been primarily driven by increased purchases of smartphones such as Apple’s iPhone and Android-based devices.

A smartphone is a wireless handset that offers more advanced computing ability, connectivity to the Internet, and multimedia capabilities than a basic feature wireless phone. Smartphones typically combine wireless handset capabilities with capabilities previously found on separate devices. Some examples include GPS (global positioning system) navigation, digital music players and camera capabilities. We believe this convergence of capabilities into smartphones has contributed to a decline in these product categories. This convergence trend is likely to continue as smartphones evolve and as more consumers adopt smartphone technology.

According to the Consumer Electronics Association (“CEA”), in 2012 the consumer electronics industry will surpass $200 billion in overall revenues in the U.S. for the first time. The industry is expected to grow 3.7 percent in 2012, after reaching an estimated $195.2 billion in revenues in 2011. Smartphones are expected to continue to be the primary revenue driver for the industry. Smartphone unit sales are expected to increase 24 percent in 2012 to 108.8 million units, with total revenue exceeding $33 billion.

The innovation in certain mature consumer electronic product categories, such as DVD players, camcorders and audio products, has not been sufficient to maintain average selling prices. These mature products have become commoditized, and we continue to experience price declines and reduced margins for them.

Business Performance
2011 was a year of progress and transitions for our business. During 2011, we successfully completed several initiatives:

•	Added wireless offerings from Verizon Wireless to our portfolio of top national wireless carriers

•	Successfully completed the rollout of our Target Mobile centers to 1,496 Target stores throughout the U.S.

•	Closed our Chinese manufacturing plant to transition to a more efficient global sourcing operation

•	Doubled our annual dividend to $0.50 per share to increase value returned to shareholders

•	Maintained our liquidity by entering into a new $450 million credit facility that expires in January 2016.

•	Enhanced our balance sheet by selling $325 million of 8-year 6.75% senior notes

During 2011, our Mobility business, which includes postpaid and prepaid wireless handsets, commissions and residual income, prepaid wireless airtime, e-readers, and tablet devices, increased from 44.2% of our net sales and operating revenues in 2010 to 51.4% in 2011. This and other factors discussed later in this MD&A had an effect on the decrease of our gross margin rate in 2011.

During 2011, our business experienced a transition to a lower gross margin rate. This decrease in gross margin rate has been driven primarily by a transition towards lower margin products as discussed later in this MD&A.

T-Mobile to Verizon Transition: In 2011, we notified T-Mobile that it had breached its agreement with us through which we offered T-Mobile wireless products and services in our U.S. company-operated stores. We ceased offering T-Mobile wireless products and services in our U.S. company-operated stores on September 14, 2011, and began offering Verizon products and services in our U.S. company-operated stores on September 15, 2011. In conjunction with this transition, we recognized a $2.6 million inventory valuation loss with respect to T-Mobile wireless handsets we had on hand at June 30, 2011, which was classified as additional cost of products sold. Furthermore, in conjunction with this transition, we incurred an additional charge to earnings of $23.4 million in the third quarter of 2011 relating to a payment to T-Mobile. We continue to sell T-Mobile wireless products and services in certain Target Mobile centers.

Our sales of Verizon products and services in our U.S. company-operated stores from September 15, 2011, through December 31, 2011, outperformed the sale of T-Mobile products and services in those stores during the same period last year, and we view this as a growth opportunity for us in 2012.

Target Mobile Centers: By December 31, 2011, we had successfully completed our rollout of Target Mobile centers in 1,496 Target stores.

Closure of Chinese Manufacturing Plant: We ceased production operations in our Chinese manufacturing plant during the second quarter of 2011. Since production operations ceased, we have continued to acquire inventory similar to that previously produced by this facility from alternative product sourcing channels. In conjunction with the plant closing, we incurred total costs of $11.4 million in 2011. We incurred $7.7 million in compensation expense for severance packages for the termination of approximately 1,500 employees. We recorded a foreign currency exchange loss of $1.5 million related to the reversal of our foreign currency cumulative translation adjustment, which is classified as a selling, general and administrative expense. The remaining $2.2 million relates to an inventory valuation loss, accelerated depreciation, and other general and administrative costs. Substantially all of these costs were incurred in the second quarter of 2011. Future costs to manage the liquidation, which are not expected to be significant, will be expensed as incurred and will include compensation expense such as retention bonuses for the remaining employees, rent expense, and professional fees.

Discontinued Operations: All of our remaining kiosks located in Sam’s Club stores were transitioned to Sam’s Club by June 30, 2011. We determined that the cash flows from these kiosks were eliminated from our ongoing operations. Therefore, these operations were reclassified from the kiosks segment to discontinued operations in the second quarter. The operating results of these kiosks are presented in the consolidated statements of income as discontinued operations, net of income taxes, for all periods presented. We incurred no significant gain or loss in connection with the transition of these kiosks to Sam’s Club. We redeployed substantially all of our Sam’s Club kiosk employees to nearby RadioShack stores or Target Mobile centers, and we redistributed our Sam’s Club kiosk inventory to our remaining retail channels.

RESULTS OF OPERATIONS

2011 Summary
Net sales and operating revenues increased $112.2 million, or 2.6%, to $4,378.0 million when compared with last year. Comparable store sales decreased 2.2%. The increase in our net sales and operating revenues was driven primarily by sales at the 646 Target Mobile centers that were open on December 31, 2011, but not on December 31, 2010. The increase in sales that was driven by our additional Target Mobile centers was partially offset by a decrease in comparable store sales. The decrease in comparable store sales was primarily driven by sales decreases in our consumer electronics and signature platforms, which were partially offset by an increase in our mobility platform sales.

Gross margin decreased by 3.5 percentage points from last year to 41.4%. This decrease was primarily driven by a change in our sales mix within our mobility platform towards lower margin smartphones and tablets, combined with the overall growth of our mobility platform through our Target Mobile centers and U.S. RadioShack company-operated stores. Smartphones generally, and the Apple iPhone in particular, carry a lower gross margin rate, given their higher average cost basis. Revenue from smartphones as a percentage of our mobility platform in 2011 was 17.3 percentage points higher than in 2010. Additionally, our gross margin rate was negatively affected by more promotional pricing in the fourth quarter of 2011 when compared with the same period in 2010.

We expect this change in our sales mix to continue to affect our gross margin rate in 2012 primarily because of: customer migration to smartphones, the effect of Sprint and Verizon offering the iPhone for all of 2012 compared with less than full years in 2011, and the effect of our recently opened Target Mobile centers being open for a full year.

Selling, general and administrative (“SG&A”) expense increased $93.6 million when compared with last year. This increase was primarily driven by increased costs to support our Target Mobile centers of $76 million, a one-time charge of $23.4 million, or 0.5% of net sales and operating revenues, related to our transition from T-Mobile to Verizon, and $9.5 million in costs related to the closure of our Chinese manufacturing plant. These increases were partially offset by decreased incentive compensation expense in our other retail channels as well as our corporate office. As a percentage of net sales and operating revenues, SG&A increased by 1.2 percentage points to 36.0%.

As a result of the factors above, operating income was $155.1 million, compared with $350.2 million last year. Operating income for our RadioShack company-operated stores segment was $530.2 million, compared with $675.4 million last year. The operating loss for our other business activities was $0.1 million, compared with operating income of $37.8 million in 2010. The decrease in operating income for our other business activities was driven primarily by a $17.0 million increase in the operating loss for our Target Mobile centers and a net loss on the closing of our Chinese manufacturing plant of $11.4 million.

Income from continuing operations was $0.65 per diluted share in 2011, compared with $1.55 and $1.56 per diluted share in 2010 and 2009, respectively.

2011 COMPARED WITH 2010

Net Sales and Operating Revenues
Consolidated net sales and operating revenues are as follows:

	Year Ended December 31,
(In millions)	2011	2010	2009
U.S. RadioShack company-operated stores	$3,663.3	$3,808.2	$3,650.9
Other	714.7	457.6	422.7
Consolidated net sales and operating revenues	$4,378.0	$4,265.8	$4,073.6

Consolidated net sales and operating revenues increase	2.6%	4.7%	1.0%
Comparable store sales (decrease) increase (1)	(2.2%)	4.1%	0.8%

(1)
Comparable store sales include the sales of U.S. and Mexico RadioShack company-operated stores as well as Target Mobile centers and kiosks with more than 12 full months of recorded sales. Following their closure as Sprint-branded kiosks in August 2009, certain former Sprint-branded kiosk locations became multiple wireless carrier RadioShack-branded locations. At December 31, 2009, we managed and reported 111 of these locations as extensions of existing RadioShack company-operated stores located in the same shopping malls. For purposes of calculating our comparable store sales, we include sales from these locations for periods after they became extensions of existing RadioShack company-operated stores, but we do not include sales from these locations for periods while they were operated as Sprint-branded kiosks.

The following table provides a summary of our consolidated net sales and operating revenues by platform and as a percent of net sales and operating revenues.

	Consolidated Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2011		2010		2009
Mobility (1)	$2,251.2	51.4%	$1,885.6	44.2%	$1,375.0	33.8%
Signature (2)	1,256.2	28.7	1,303.9	30.6	1,486.7	36.5
Consumer electronics	840.7	19.2	1,041.0	24.4	1,170.8	28.7
Other sales (3)	29.9	0.7	35.3	0.8	41.1	1.0
Consolidated net sales and operating revenues	$4,378.0	100.0%	$4,265.8	100.0%	$4,073.6	100.0%

(1)
The aggregate amount of upfront commission revenue and residual income received from wireless service providers and recorded in this platform was $1,499.1 million, $1,270.5 million and $926.5 million for 2011, 2010 and 2009, respectively.

(2)
The sales decrease from 2009 to 2010 in the signature platform includes a decrease in sales of digital-to-analog television converter boxes. Consolidated sales of converter boxes, which were predominantly sold in our U.S. RadioShack company-operated stores, were $33.7 million and $170.1 million in 2010 and 2009, respectively.

(3)
Other sales include outside sales from repair services and outside sales of our global sourcing operations and domestic and overseas manufacturing facilities. We closed our overseas manufacturing facility in June 2011.

U.S. RadioShack Company-Operated Stores Segment

The following table provides a summary of our net sales and operating revenues by platform and as a percent of net sales and operating revenues for the U.S. RadioShack company-operated stores segment.

	U.S. RadioShack Company-Operated Stores Segment
	Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2011		2010		2009
Mobility	$1,851.4	50.6%	$1,753.7	46.1%	$1,289.9	35.3%
Signature	1,144.4	31.2	1,200.8	31.5	1,375.4	37.7
Consumer electronics	667.5	18.2	853.7	22.4	985.6	27.0
Net sales and operating revenues	$3,663.3	100.0%	$3,808.2	100.0%	$3,650.9	100.0%

Sales in our U.S. RadioShack company-operated stores segment decreased $144.9 million or 3.8% in 2011.

Sales in our mobility platform (which includes postpaid and prepaid wireless handsets, commissions and residual income, prepaid wireless airtime, e-readers, and tablet devices) increased 5.6% in 2011. This sales increase was driven by increased sales in our AT&T postpaid business, sales in our Verizon postpaid business, and sales of tablet devices. These sales increases were partially offset by decreased sales in our T-Mobile postpaid wireless business and decreased sales in our Sprint postpaid wireless business. The decreased sales in our Sprint postpaid wireless business were due to changes in Sprint’s customer and credit models, which resulted in fewer new and upgrade activations in the last three quarters of 2011.

Sales in our signature platform (which includes wireless, music, computer, video game, and home entertainment accessories; general purpose and special purpose power products; technical products; and services) decreased 4.7% in 2011. This sales decrease was primarily driven by decreased sales of digital-to-analog television converter boxes and related television antennas, music accessories, and media storage, but was partially offset by increased sales of headphones and tablet accessories.

Sales in our consumer electronics platform (which includes digital music players, personal computing products, laptop computers, cameras, residential telephones, digital televisions, and other consumer electronics products) decreased 21.8% in 2011. This sales decrease was driven by sales declines in substantially all of the categories in this platform, but was primarily driven by decreased sales of digital music players, digital cameras and camcorders, and GPS devices. The convergence of these products’ functionality into smartphones has contributed to these sales decreases.

Other Sales

Amounts in other sales reflect our business activities that are not separately reportable, which include sales generated by our Target Mobile centers, sales to our independent dealers, sales generated by our Mexican subsidiary and www.radioshack.com website, sales to commercial customers, and sales to other third parties through our global sourcing operations. Other sales increased $257.1 million, or 56.2%, in 2011. This sales increase was driven primarily by sales at the 646 Target Mobile centers that were open on December 31, 2011, but not on December 31, 2010. We also experienced a sales increase at our Mexican subsidiary in 2011. These sales increases were partially offset by decreased sales to our independent dealers. Our Mexican subsidiary accounted for less than 5% of our consolidated net sales and operating revenues in 2011.

Gross Profit
Consolidated gross profit and gross margin are as follows:

	Year Ended December 31,
(In millions)	2011	2010	2009
Gross profit	$1,810.8	$1,913.7	$1,873.1
Gross profit (decrease) increase	(5.4%)	2.2%	2.2%

Gross margin rate	41.4%	44.9%	46.0%

Consolidated gross profit and gross margin for 2011 were $1,810.8 million and 41.4%, respectively, compared with $1,913.7 million and 44.9%, respectively, in 2010, resulting in a 5.4% decrease in gross profit dollars and a 3.5 percentage point decrease in our gross margin.

Gross margin decreased by 3.5 percentage points from last year to 41.4%. This decrease was primarily driven by a change in our sales mix within our mobility platform towards lower margin smartphones and tablets, combined with the overall growth of our mobility platform through our Target Mobile centers and U.S. RadioShack company-operated stores. Smartphones generally, and the Apple iPhone in particular, carry a lower gross margin rate given their higher average cost basis. Revenue from smartphones as a percentage of our mobility platform in 2011 was 17.3 percentage points higher than in 2010. Additionally, our gross margin rate was negatively affected by more promotional pricing in the fourth quarter of 2011 when compared with the same period in 2010.

We expect this change in our sales mix to continue to affect our gross margin rate in 2012 primarily because of: customer migration to smartphones, the effect of Sprint and Verizon offering the iPhone for all of 2012 compared with less than full years in 2011, and the effect of our recently opened Target Mobile centers being open for a full year.

The gross margin rate for our U.S. RadioShack company-operated stores segment decreased by 2.2 percentage points in 2011, primarily due to a change in sales mix towards lower margin smartphones as discussed above.

Selling, General and Administrative Expense
Our consolidated SG&A expense increased 6.3%, or $93.6 million, in 2011. This represents a 1.2 percentage point increase as a percentage of net sales and operating revenues compared to 2010.

The table below summarizes the breakdown of various components of our consolidated SG&A expense and their related percentages of total net sales and operating revenues.

	Year Ended December 31,
	2011		2010		2009
	Dollars	% of Sales & Revenues	Dollars	% of Sales & Revenues	Dollars	% of Sales & Revenues

(In millions)
Compensation	$693.4	15.8%	$663.1	15.5%	$617.6	15.2%
Rent and occupancy	261.5	6.0	265.3	6.2	266.2	6.5
Advertising	208.9	4.8	205.9	4.8	192.8	4.7
Other taxes (excludes income taxes)	108.3	2.5	97.7	2.3	97.8	2.4
Utilities	56.0	1.3	54.4	1.3	54.8	1.3
Insurance	49.6	1.1	45.9	1.1	44.6	1.1
Credit card fees	35.6	0.8	34.9	0.8	37.2	0.9
Professional fees	26.7	0.6	21.3	0.5	23.8	0.6
Repairs and maintenance	25.7	0.6	20.1	0.5	22.3	0.6
Licenses	14.9	0.3	13.2	0.3	11.5	0.3
Printing, postage and office supplies	9.0	0.2	6.9	0.2	7.7	0.2
Recruiting, training and employee relations	6.5	0.2	5.4	0.1	5.7	0.1
Travel	6.4	0.1	4.9	0.1	4.0	0.1
Matching contributions to savings plans	4.9	0.1	5.4	0.1	5.9	0.1
Warranty and product repair	1.3	--	2.2	0.1	2.7	0.1
Other	68.7	1.6	37.2	0.9	40.4	1.0

	$1,577.4	36.0%	$1,483.8	34.8%	$1,435.0	35.2%

The increase in SG&A expense was primarily driven by increased costs to support our Target Mobile centers of approximately $76 million, a one-time charge of $23.4 million related to our transition from T-Mobile to Verizon classified as other SG&A, and $9.5 million in costs related to the closure of our Chinese manufacturing plant. These increases were partially offset by decreased incentive compensation expense in our other retail channels as well as our corporate office.

Depreciation and Amortization
The table below provides a summary of our total depreciation and amortization by segment.

	Year Ended December 31,
(In millions)	2011	2010	2009
U.S. RadioShack company-operated stores	$37.9	$45.4	$45.8
Other	8.7	5.2	6.4
Unallocated	36.1	32.8	38.1
Total depreciation and amortization from continuing operations	$82.7	$83.4	$90.3

The table below provides an analysis of total depreciation and amortization.

	Year Ended December 31,
(In millions)	2011	2010	2009
Depreciation and amortization expense	$75.2	$75.7	$81.1
Depreciation and amortization included in cost of products sold	7.5	7.7	9.2
Total depreciation and amortization from continuing operations	$82.7	$83.4	$90.3

Impairment of Long-Lived Assets
Impairment of long-lived assets was $3.1 million and $4.0 million in 2011 and 2010, respectively. In 2011, these amounts were related primarily to underperforming U.S. RadioShack company-operated stores. In 2010, this amount was related primarily to underperforming U.S. RadioShack company-operated stores and certain test store formats.

Net Interest Expense
Consolidated net interest expense, which is interest expense net of interest income, was $43.7 million in 2011, compared with $39.3 million in 2010.

In 2011 and 2010, interest expense primarily consisted of interest paid at the stated coupon rate on our outstanding notes, the non-cash amortization of the discounts on our long-term debt, cash received on our interest rate swaps, and the non-cash change in fair value of our interest rate swaps. Interest expense increased $4.9 million in 2011. This increase was driven by the increased average amount of long-term debt outstanding during 2011, the increased debt discount amortization related to our 2.50% convertible senior notes due August 1, 2013 (the “2013 Convertible Notes”), and increased commitment fees related to the five-year $450 million asset-based revolving credit facility we entered into on January 4, 2011, with a group of lenders with Bank of America, N.A., as administrative and collateral agent (the “2016 Credit Facility”). Non-cash interest expense was $17.0 million in 2011 compared with $15.2 million in 2010.

Income Tax Expense
Our effective tax rate for 2011 was 37.5%, compared with 38.7% for 2010. The 2011 effective tax rate was affected by the realization of job retention credits generated pursuant to the Hiring Incentives to Restore Employment Act. These credits lowered the effective tax rate by 1.1 percentage points.

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

Key elements of the settlement agreement included the following:

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

•
Beginning July 1, 2010, the wireless service provider was no longer obligated to pay future residual revenue amounts to the Company for a period of time for customers activated on or before June 30, 2010. For the first six months of 2010, these residual revenue amounts averaged approximately $9 million per quarter. Based on this average, we would receive no residual revenue payments from this wireless service provider for eight quarters beginning with the third quarter of 2010 under the terms of the settlement agreement.

The effects of the settlement agreement have been reflected in net sales and operating revenues in the consolidated financial statements for 2010.

Net Sales and Operating Revenues
Consolidated net sales increased 4.7% or $192.2 million to $4,265.8 million for the year ended December 31, 2010, compared with $4,073.6 million in 2009. This increase was primarily due to a comparable store sales increase of 4.1% in 2010. The increase in comparable store sales was driven primarily by increased sales in our mobility platform, which was partially offset by decreased sales in our signature and consumer electronics platforms.

U.S. RadioShack Company-Operated Stores Segment

Sales in our U.S. RadioShack company-operated stores segment increased $157.3 million or 4.3% in 2010.

Sales in our mobility platform increased 36.0% in 2010. This sales increase was driven by increased sales in our Sprint and AT&T postpaid wireless business and increased sales of prepaid wireless handsets and airtime. The inclusion of T-Mobile as a postpaid wireless carrier increased sales for the first nine months of 2010; however, T-Mobile sales decreased in the fourth quarter, when compared to the same period in 2009.

Sales in our signature platform decreased 12.7% in 2010. This sales decrease was primarily driven by decreased sales of digital-to-analog television converter boxes and television antennas as well as general and special purpose batteries, which were partially offset by increased sales of wireless accessories. Consolidated sales of converter boxes were $33.7 million and $170.1 million in 2010 and 2009, respectively. Converter box sales have decreased since the transition to digital television occurred in June 2009.

Sales in our consumer electronics platform decreased 13.4% in 2010. This decrease was driven primarily by decreased sales of digital televisions, GPS devices, digital cameras and camcorders, and digital music players, which were partially offset by increased sales of laptops.

Other Sales

Other sales increased $34.9 million or 8.3% in 2010. This sales increase was driven primarily by new sales in our Target Mobile centers, increased sales at our Mexican subsidiary, and increased sales to our independent dealers, which were partially offset by the closure of our Sprint-branded kiosk business and decreased sales from www.radioshack.com, our global sourcing business, and our manufacturing operations. We closed our Sprint-branded kiosks in the third quarter of 2009. Our Mexican subsidiary accounted for less than 5% of our consolidated net sales and operating revenues in 2010.

Gross Profit
Consolidated gross profit and gross margin for 2010 were $1,913.7 million and 44.9%, respectively, compared with $1,873.1 million and 46.0%, respectively, in 2009, resulting in a 2.2% increase in gross profit dollars and a 110 basis point decrease in our gross margin.

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

Selling, General and Administrative Expense
Our consolidated SG&A expense increased 3.4% or $48.8 million in 2010. This represents a 40 basis point decrease as a percentage of net sales and operating revenues compared to 2009.

Compensation expense increased in dollars and as a percentage of net sales and operating revenues. This increase was driven by incentive compensation paid on increased wireless sales and the hiring of additional employees to support our Target Mobile centers.

Advertising expense was higher in 2010 primarily due to incremental advertising related to brand building in the second quarter of 2010.

Depreciation and Amortization
Total depreciation and amortization from continuing operations for 2010 declined $6.9 million or 7.6%. Our depreciation expense has been trending lower over the past five years due to our lower level of capital expenditures during this time compared with a higher level of capital expenditures in 2005 and prior years.

Impairment of Long-Lived Assets
Impairment of long-lived assets was $4.0 million and $1.5 million in 2010 and 2009, respectively. In 2010, this amount was related primarily to underperforming U.S. RadioShack company-operated stores and certain test store formats. In 2009, these amounts were related primarily to underperforming U.S. RadioShack company-operated stores and kiosk locations.

Net Interest Expense
Consolidated net interest expense, which is interest expense net of interest income, was $39.3 million in both 2010 and 2009.

In 2010, interest expense primarily consisted of interest paid at the stated coupon rate on our outstanding notes, the non-cash amortization of the discount on our convertible notes, cash received on our interest rate swaps, and the non-cash change in fair value of our interest rate swaps. Interest expense decreased $2.2 million in 2010. This decrease was primarily driven by the reduced principal balance of our 7.375% notes due May 15, 2011, (the “2011 Notes”) resulting from the September 2009 repurchase of $43.2 million of the principal amount of the 2011 Notes and increased payments received on our interest rate swap contracts during 2010. Non-cash interest expense was $15.2 million in 2010 compared with $13.7 million in 2009.

Interest income decreased $2.2 million in 2010. This decrease was primarily due to lower average cash balances in the second half of 2010.

Income Tax Expense
Our effective tax rate for 2010 was 38.7%, compared with 37.5% for 2009. The 2010 effective tax rate was affected by the net reversal of approximately $1.2 million in previously unrecognized tax benefits, deferred tax assets and accrued interest due to the effective settlement of state income tax matters during the period. These discrete items lowered the effective tax rate by 0.4 percentage points.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Operating Activities: Cash provided by operating activities in 2011 was $217.9 million, compared with $155.0 million in 2010. Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and working capital components. Cash provided by net income plus non-cash adjustments to net income was $219.2 million and $343.9 million in 2011 and 2010, respectively. The decrease in net income plus non-cash adjustments was primarily driven by decreased net income. Cash used in working capital components was $1.3 million and $188.9 million in 2011 and 2010, respectively. The decrease in cash used in working capital components in 2011 was primarily driven by a larger accounts payable balance. Our accounts payable balance was larger at December 31, 2011, than it was at December 31, 2010, because of differences in the timing of invoice receipts and related payments in 2011 compared with 2010.

Investing Activities: Cash used in investing activities was $80.1 million and $80.0 million in 2011 and 2010, respectively. Capital expenditures of $82.1 million in 2011 were consistent with the $80.1 million we spent in 2010. Capital expenditures primarily related to information system projects, Target Mobile centers, and our U.S. RadioShack company-operated stores.

Financing Activities: Net cash used in financing activities was $115.5 million in 2011 compared with $413.8 million in 2010. Our net cash used in financing activities for 2011 was primarily driven by the repurchase of $113.3 million of our common stock and the payment of a $49.6 million annual dividend. Our net cash used in financing activities for 2010 was primarily driven by the repurchase of $398.8 million of our common stock.

Free Cash Flow: Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $86.2 million in 2011, $48.4 million in 2010, and $133.5 million in 2009. The increase in free cash flow for 2011 was attributable to increased cash flow from operating activities as described above.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which was $217.9 million in 2011, $155.0 million in 2010, and $245.8 million in 2009. We do not intend for the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP, nor do we intend to imply that free cash flow represents cash flow available for discretionary expenditures.

The following table is a reconciliation of cash flows from operating activities to free cash flow.

	Year Ended December 31,
(In millions)	2011	2010	2009
Net cash provided by operating activities	$217.9	$155.0	$245.8
Less:
Additions to property, plant and equipment	82.1	80.1	81.0
Dividends paid	49.6	26.5	31.3

Free cash flow	$86.2	$48.4	$133.5

SOURCES OF LIQUIDITY
As of December 31, 2011, we had $591.7 million in cash and cash equivalents, compared with $569.4 million in 2010. We believe that our cash flows from operations and available cash and cash equivalents will adequately fund our operations, our capital expenditures, and our maturing debt obligations. Additionally, we had a credit facility of $450 million with availability of $421.9 million as of December 31, 2011.

The table below lists our credit commitments from various financial institutions at December 31, 2011.

(In millions)	Commitment Expiration per Period
Credit Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Lines of credit	$450.0	$--	$--	$450.0	$--
Standby letters of credit	--	--	--	--	--
Total commercial commitments	$450.0	$--	$--	$450.0	$--

Available Financing: On January 4, 2011, we terminated our $325 million credit facility and entered into the 2016 Credit Facility. The 2016 Credit Facility expires on January 4, 2016. The 2016 Credit Facility may be used for general corporate purposes and the issuance of letters of credit. This facility is collateralized by substantially all of the Company’s inventory, accounts receivable, cash and cash equivalents, and certain other personal property, and is guaranteed by certain of our domestic subsidiaries.

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

We pay commitment fees to the lenders at an annual rate of 0.50% of the unused amount of the facility. As of December 31, 2011, no borrowings had been made under the facility, and letters of credit totaling $28.1 million had been issued.

The 2016 Credit Facility contains affirmative and negative covenants that, among other things, restrict certain payments, including dividends and share repurchases. Also, if we do not meet a consolidated fixed charge coverage ratio during a trailing twelve-month period, the availability under our credit facility will be reduced by the greater of 12.5% of the borrowing base or $45 million. We currently anticipate that we will be in compliance with the consolidated fixed charge coverage ratio during 2012.

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

CASH REQUIREMENTS

Capital Expenditures: We anticipate that our capital expenditure requirements for 2012 will range from $70 million to $90 million. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and a discretionary amount related to our strategic initiatives. The base level of capital expenditures required to support our operations ranges from $40 million to $50 million. The remaining amount of anticipated capital expenditures relates to strategic initiatives as reflected in our annual plan. These capital expenditures are discretionary and, therefore, may not be spent if we decide not to pursue one or more of our strategic initiatives. U.S. RadioShack company-operated store remodels and relocations and information systems projects will account for the majority of our anticipated 2012 capital expenditures. Cash and cash equivalents and cash generated from operating activities will be used to fund future capital expenditure needs.

Seasonal Inventory Buildup: Typically, our annual cash requirements for pre-seasonal inventory buildup from August to November range between $150 million and $250 million. The funding required for this buildup comes primarily from cash on hand and cash generated from net sales and operating revenues. Additionally, our 2016 Credit Facility could be utilized to fund the inventory buildup.

Contractual Obligations
The table below contains our known contractual commitments as of December 31, 2011.

(In millions)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$701.0	$--	$376.0	$--	$325.0
Interest obligations	175.9	31.4	49.4	43.9	51.2
Operating lease obligations (2)	577.5	195.2	241.8	108.2	32.3
Purchase obligations (3)	333.2	316.0	15.2	2.0	--
Other long-term liabilities reflected on the balance sheet (4)	87.6		24.0	4.8	25.2
Total	$1,875.2	$542.6	$706.4	$158.9	$433.7

(1)
For more information regarding long-term debt, refer to Note 4 – “Indebtedness and Borrowing Facilities” of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(2)
For more information regarding lease commitments, refer to Note 13 – “Commitments and Contingencies” of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(3)	Purchase obligations primarily include our product commitments and marketing agreements.
(4)
Includes a $33.6 million liability for unrecognized tax benefits and related accrued interest. We are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time; therefore, the related balances have not been reflected in the ‘‘Payments Due by Period’’ section of the table.

2019 Notes: On May 3, 2011, we sold $325 million aggregate principal amount of 6.75% senior unsecured notes due May 15, 2019 in a private offering to qualified institutional buyers exempt from registration pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended (such notes, together with any notes issued in the exchange offer we subsequently registered with the SEC for such notes (the “Exchange Offer”), being referred to as the “2019 Notes”). In September 2011, substantially all of the privately placed notes were exchanged for notes in an equal principal amount that we issued pursuant to the Exchange Offer. Accordingly, the exchange resulted in the issuance of substantially all of the 2019 Notes in a transaction registered with the SEC, but it did not result in the incurrence of any additional debt.

The obligation to pay principal and interest on the 2019 Notes is jointly and severally guaranteed on a full and unconditional basis by all of the guarantors under the 2016 Credit Facility. On the issue date, the 2019 Notes were guaranteed by all of our wholly-owned domestic subsidiaries except Tandy Life Insurance Company. The 2019 Notes pay interest at a fixed rate of 6.75% per year. Interest is payable semiannually, in arrears, on May 15 and November 15. The 2019 Notes were sold to the initial purchasers at a discount of $2.5 million for aggregate consideration of $322.5 million and resulted in net proceeds to the Company of $315.4 million after the payment of $7.1 million in issuance costs. The effective annualized interest rate of the 2019 Notes after giving effect to the original issuance discount is 6.875%.

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

The 2019 Notes contain covenants that could, in certain circumstances, limit our ability to issue additional debt, repurchase shares of our common stock, make certain other restricted payments, make investments, or enter into certain other transactions. At December 31, 2011, we were in compliance with these covenants.

2013 Convertible Notes: In August 2008, we sold the 2013 Convertible Notes in a private offering. Each $1,000 of principal of the 2013 Convertible Notes was initially convertible, under certain circumstances, into 41.2414 shares of our common stock (or a total of approximately 15.5 million shares), which is the equivalent of $24.25 per share, subject to adjustment upon the occurrence of specified events set forth under terms of the 2013 Convertible Notes. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, (the “excess conversion value”) may be paid in cash or in stock, at our option. Holders may convert their 2013 Convertible Notes into common stock on the net settlement basis described above at any time from May 1, 2013, until the close of business on July 29, 2013, or if, and only if, one of the following conditions has been met:

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

The 2013 Convertible Notes were not convertible at the holders' option at any time during 2011 or 2010. In 2011, we paid an annual dividend of $0.50 per share. This was a $0.25 per share increase as compared to the annual dividend we paid at the time we issued the 2013 Convertible Notes. This dividend increase triggered an anti-dilutive provision relating to the convertible notes that changed the conversion rate of the notes (“Convertible Note Anti-Dilutive Provision”). As a result, at December 31, 2011, each $1,000 of principal of the 2013 Convertible Notes was convertible, under the circumstances previously discussed, into 42.0746 shares of our common stock, which is the equivalent of $23.77 per share. Accordingly, conversion of all of the 2013 Convertible Notes would result in the issuance of approximately 15.8 million shares of our common stock.

Holders who convert their 2013 Convertible Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or delisting, the holders of the 2013 Convertible Notes may require us to repurchase for cash all or any portion of their 2013 Convertible Notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any. As of December 31, 2011, none of the conditions allowing holders of the 2013 Convertible Notes to convert or requiring us to repurchase the 2013 Convertible Notes had been met.

Concurrent with the issuance of the 2013 Convertible Notes, we entered into note hedge transactions with Citigroup and Bank of America whereby we have the option to purchase up to 15.8 million (originally 15.5 million) shares of our common stock at a price of $23.77 per share (originally $24.25 per share) (the “Convertible Note Hedges”), and we sold warrants to the same financial institutions whereby they have the option to purchase up to 15.8 million shares (originally 15.5 million shares) of our common stock at a per share price of $35.88 (originally $36.60) (the “Warrants”). The Convertible Note Hedges and Warrants were structured to reduce the potential future share dilution associated with the conversion of the 2013 Convertible Notes. The Convertible Note Hedges and Warrants are separate contracts with the two financial institutions, are not part of the terms of the 2013 Convertible Notes, and do not affect the rights of holders under the 2013 Convertible Notes. A holder of the 2013 Convertible Notes does not have any rights with respect to the Convertible Note Hedges or Warrants.

For a more detailed description of the 2013 Convertible Notes, Convertible Note Hedges, and Warrants, please see Note 4 – “Indebtedness and Borrowing Facilities” and Note 5 – “Stockholders’ Equity” in the Notes to Consolidated Financial Statements.

Operating Leases: We use operating leases, primarily for our retail locations and our corporate campus, to lower our capital requirements.

Capitalization
The following table sets forth information about our capitalization on the dates indicated.

	December 31,
	2011		2010
(Dollars in millions)	Dollars	% of Total Capitalization	Dollars	% of Total Capitalization
Short-term debt	$--	0.0%	$308.0	20.8%
Long-term debt	670.6	47.1	331.8	22.4
Total debt	670.6	47.1	639.8	43.2
Stockholders’ equity	753.3	52.9	842.5	56.8
Total capitalization	$1,423.9	100.0%	$1,482.3	100.0%

Our debt-to-total capitalization ratio increased in 2011 from 2010, primarily due to the repurchase of $113.3 million of our common stock in 2011.

Dividends: We have paid common stock cash dividends for 25 consecutive years. On October 25, 2011, we announced that our Board of Directors declared an increase in the annual dividend on the Company’s common stock to $0.50 per share in 2011, compared with $0.25 per share paid in 2010, and changed the annual dividend payout to a quarterly payout. The annual cash dividend of $0.50 per share for 2011 was paid on December 15, 2011, to stockholders of record at the close of business on November 25, 2011. The dividend payment of $49.6 million was funded from cash on hand. The Company expects dividends will be paid on a quarterly basis beginning in the first quarter of 2012 and will be funded from cash on hand and operating cash flows.

Share Repurchases: In October 2011, our Board of Directors approved an authorization for a total share repurchase of $200 million of the Company’s common stock to be executed through open market or private transactions. During the fourth quarter of 2011, we repurchased 0.9 million shares or $11.9 million of our common stock under this program. We announced on January 30, 2012, that we have suspended further share repurchases under this program.

During the second quarter of 2011, we paid $101.4 million to purchase 6.3 million shares of our common stock in open market purchases under our 2008 share repurchase program. These purchases completed our $610 million 2008 share repurchase authorization.

The declaration of dividends, the dividend rate, and the amount and timing of share repurchases are at the sole discretion of our Board of Directors, and plans for future dividends and share repurchases may be revised by the Board of Directors at any time. RadioShack's dividend and share repurchase programs could be affected by, among other things, changes in RadioShack's results of operations, capital expenditures, cash flows, and applicable tax laws.

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

Certain products, such as wireless telephone handsets, require the customer to use the services of a third-party service provider. The third-party service provider pays us an upfront commission for obtaining a new customer or upgrading an existing customer and, in some cases, a monthly recurring residual amount based upon the ongoing arrangement between the service provider and the customer. Our sale of an activated wireless telephone handset is the single event required to meet the delivery criterion for both the upfront commission and the recurring residual revenue. Upfront commission revenue, net of estimated wireless service deactivations, is generally recognized at the time an activated wireless telephone handset is sold to the customer at the point-of-sale. Recurring residual revenue is recognized as earned under the terms of each contract with the service provider, which is typically as the service provider bills its customer, generally on a monthly basis.

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

Effect if actual results differ from assumptions

We have not made any material changes in the methodology used to estimate sales returns or wireless service deactivations during the past three fiscal years. We continue to update our estimate for wireless service deactivations to reflect the most recently available information regarding the characteristics of and decisions made by our service providers discussed above. If actual results differ from our estimates due to these or various other factors, the amount of revenue recorded could be materially affected. A 10% difference in our reserves for the estimates noted above would have affected net sales and operating revenues by approximately $2.3 million in 2011.

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

Effect if actual results differ from assumptions

We have not made any material changes in the methodology used to estimate our insurance, tax, or legal contingencies reserves during the past three fiscal years, and we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions for these items. However, a 10% change in our insurance reserves at December 31, 2011, would have affected net income by approximately $4.0 million. As of December 31, 2011, actual losses had not exceeded our estimates. Additionally, for claims that exceed our deductible amount, we record a gross liability and corresponding receivable representing expected recoveries, since we are not legally relieved of our obligation to the claimant.

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

The total value of our goodwill and intangible assets at December 31, 2011, was $37.0 million. Of this amount, $33.5 million related to goodwill from the purchase of RadioShack de Mexico. Based on our most recent review of goodwill impairment, we noted that the fair values of our reporting units were substantially greater than their carrying values.

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

Judgments and uncertainties involved in the estimate

The Black-Scholes-Merton and lattice models require management to apply judgment and use subjective assumptions, including expected option life, volatility of stock prices, and employee forfeiture rate. We use historical data and judgment to estimate the expected option life and employee forfeiture rate, and use historical and implied volatility when estimating the stock price volatility. Changes in these assumptions can materially affect the fair value estimate.

Effect if actual results differ from assumptions

We have not made any material changes in the accounting methodologies used to record stock-based compensation during the past three years. While the assumptions that we develop are based on our best expectations, they involve inherent uncertainties based on market conditions and employee behavior that are outside of our control. If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. Additionally, if actual employee forfeitures significantly differ from our estimated forfeitures, we may have an adjustment to our financial statements in future periods. A 10% change in our stock-based compensation expense in 2011 would have affected our net income by approximately $0.5 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2011, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our cash equivalents of $426.2 million at December 31, 2011. These instruments currently yield less than 100 basis points on an annualized basis. A hypothetical decrease of interest rates to zero would result in a decrease in annual interest income of less than $4.3 million. This hypothesis assumes no change in the cash equivalent balance.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Index to our Consolidated Financial Statements is found on page 38. Our Consolidated Financial Statements and Notes to Consolidated Financial Statements follow the index.

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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We will file a definitive proxy statement with the SEC on or about April 17, 2012. The information called for by this Item with respect to directors and the Audit and Compliance Committee of the Board of Directors is incorporated by reference from the Proxy Statement for the 2012 Annual Meeting under the headings “Item 1 - Election of Directors” and “Meetings and Committees of the Board.” For information relating to our Executive Officers, see Part I of this Annual Report on Form 10-K. The Section 16(a) reporting information is incorporated by reference from the Proxy Statement for the 2012 Annual Meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our Financial Code of Ethics is incorporated by reference from the Proxy Statement for the 2012 Annual Meeting under the heading “Corporate Governance – Code of Conduct and Financial Code of Ethics.”

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this Item with respect to executive compensation is incorporated by reference from the Proxy Statement for the 2012 Annual Meeting under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Non-Employee Director Compensation” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the Proxy Statement for the 2012 Annual Meeting under the heading “Ownership of Securities.”

SECURITIES AUTHORIZED FOR ISSUANCE  UNDER EQUITY COMPENSATION PLANS
The following table provides a summary of information as of December 31, 2011, relating to our equity compensation plans in which our common stock is authorized for issuance.

Equity Compensation Plan Information
(Share amounts in thousands)	(a) Number of shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of shares remaining available for future issuance under equity compensation plans(excluding shares reflected in column (a))
Equity compensation plans approved by shareholders (1)	4,630	(2)	$14.87	9,232	(3)
Equity compensation plans not approved by shareholders (4)	3,402		$15.03	--
Total	8,032		$14.94	9,232

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

(2)	This amount includes approximately 407,000 shares of restricted stock and approximately 277,000 deferred stock units.
(3)	This amount includes approximately 639,000 deferred stock units.
(4)
Includes the 1999 ISP and options granted as an inducement grant in connection with our former Chief Executive Officer’s employment with RadioShack in the third quarter of 2006. Refer to Note 7 - “Stock-Based Incentive Plans” in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information concerning the 1999 ISP and the third quarter 2006 inducement grant. The 1999 ISP expired on February 23, 2009, and no further grants may be made under this plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item with respect to certain relationships and transactions with management and others is incorporated by reference from the Proxy Statement for the 2012 Annual Meeting under the heading Corporate Governance - Director Independence and - Review and Approval of Transactions with Related Persons.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this Item with respect to principal accounting fees and services is incorporated by reference from the Proxy Statement for the 2012 Annual Meeting under the headings Item 2 – Ratification of the Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm - Fees and Services of the Independent Registered Public Accounting Firm and - Policy for Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Annual Report on

Form 10-K.

1)	The financial statements listed in the "Index to Consolidated Financial Statements" on page 38.

2)	None

3)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as part of this report is set forth in the Index to Exhibits beginning on page 77, which immediately precedes such exhibits.

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

RADIOSHACK CORPORATION

February 21, 2012	By:	/s/ James F. Gooch
James F. Gooch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of RadioShack Corporation and in the capacities indicated on this 21st day of February, 2012.

Signature	Title

/s/ James F. Gooch	President and Chief Executive Officer, Director
James F. Gooch	(principal executive officer)

/s/ Dorvin D. Lively	Executive Vice President – Chief Financial Officer and Chief
Dorvin D. Lively	Administrative Officer (principal financial officer)

/s/ Martin O. Moad	Vice President and Controller
Martin O. Moad	(principal accounting officer)

/s/ Daniel R. Feehan	Non-Executive	/s/ H. Eugene Lockhart	Director
Daniel R. Feehan	Chairman of the Board	H. Eugene Lockhart

/s/ Robert E. Abernathy	Director	/s/ Jack L. Messman	Director
Robert E. Abernathy		Jack L. Messman

/s/ Frank J. Belatti	Director	/s/ Thomas G. Plaskett	Director
Frank J. Belatti		Thomas G. Plaskett

/s/ Julie A. Dobson	Director	/s/ Edwina D. Woodbury	Director
Julie A. Dobson		Edwina D. Woodbury

RADIOSHACK CORPORATION

All financial statement schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RadioShack Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RadioShack Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Fort Worth, Texas
February 21, 2012

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31,
	2011		2010		2009
		% of		% of		% of
(In millions, except per share amounts)	Dollars	Revenues	Dollars	Revenues	Dollars	Revenues
Net sales and operating revenues	$4,378.0	100.0%	$4,265.8	100.0%	$4,073.6	100.0%
Cost of products sold (includes depreciation amounts of $7.5 million, $7.7 million and $9.2 million, respectively)	2,567.2	58.6	2,352.1	55.1	2,200.5	54.0
Gross profit	1,810.8	41.4	1,913.7	44.9	1,873.1	46.0

Operating expenses:
Selling, general and administrative	1,577.4	36.0	1,483.8	34.8	1,435.0	35.2
Depreciation and amortization	75.2	1.8	75.7	1.8	81.1	2.0
Impairment of long-lived assets	3.1	0.1	4.0	0.1	1.5	0.1
Total operating expenses	1,655.7	37.9	1,563.5	36.7	1,517.6	37.3

Operating income	155.1	3.5	350.2	8.2	355.5	8.7

Interest income	3.1	0.1	2.6	--	4.8	0.1
Interest expense	(46.8)	(1.1)	(41.9)	(1.0)	(44.1)	(1.1)
Other loss	(4.1)	(0.1)	--	--	(1.6)	--

Income from continuing operations before income taxes	107.3	2.4	310.9	7.2	314.6	7.7
Income tax expense	40.2	0.9	120.2	2.8	118.1	2.9

Income from continuing operations	67.1	1.5%	190.7	4.4%	196.5	4.8%
Discontinued operations, net of income taxes	5.1		15.4		8.5

Net income	$72.2		$206.1		$205.0

Basic net income per share:
Income per share from continuing operations	$0.65		$1.58		$1.56
Income per share from discontinued operations	0.05		0.13		0.07
Net income per share (basic)	$0.70		$1.71		$1.63

Diluted net income per share:
Income per share from continuing operations	$0.65		$1.55		$1.56
Income per share from discontinued operations	0.05		0.13		0.07
Net income per share (diluted)	$0.70		$1.68		$1.63

Shares used in computing net income per share:

Basic	102.5		120.5		125.4

Diluted	103.3		122.7		126.1

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(In millions, except for share amounts)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$591.7	$569.4
Accounts and notes receivable, net	360.6	377.5
Inventories	744.4	723.7
Other current assets	116.1	108.1
Total current assets	1,812.8	1,778.7

Property, plant and equipment, net	270.2	274.3
Goodwill	37.0	41.2
Other assets, net	55.1	81.2
Total assets	$2,175.1	$2,175.4

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$--	$308.0
Accounts payable	348.2	272.4
Accrued expenses and other current liabilities	315.4	327.7
Total current liabilities	663.6	908.1

Long-term debt, excluding current maturities	670.6	331.8
Other non-current liabilities	87.6	93.0
Total liabilities	1,421.8	1,332.9

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 146,033,000 shares issued	146.0	146.0
Additional paid-in capital	137.1	147.3
Retained earnings	1,525.1	1,502.5
Treasury stock, at cost; 46,715,000 and 40,260,000 shares, respectively	(1,043.0)	(949.0)
Accumulated other comprehensive loss	(11.9)	(4.3)
Total stockholders’ equity	753.3	842.5
Total liabilities and stockholders’ equity	$2,175.1	$2,175.4

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2011	2010	2009
Cash flows from operating activities:
Net income	$72.2	$206.1	$205.0
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	83.1	84.2	92.9
Amortization of discounts on long-term debt	16.3	15.0	13.8
Impairment of long-lived assets	3.1	4.0	1.5
Stock-based compensation	5.4	9.9	12.1
Deferred income taxes	35.2	12.0	7.6
Other non-cash items	3.9	12.7	0.8
Changes in operating assets and liabilities:
Accounts and notes receivable	15.6	(39.9)	(79.6)
Inventories	(24.1)	(60.4)	(34.7)
Other current assets	(11.4)	(3.6)	(2.8)
Accounts payable, accrued expenses, income taxes payable and other	18.6	(85.0)	29.2
Net cash provided by operating activities	217.9	155.0	245.8

Cash flows from investing activities:
Additions to property, plant and equipment	(82.1)	(80.1)	(81.0)
Other investing activities	2.0	0.1	0.2
Net cash used in investing activities	(80.1)	(80.0)	(80.8)

Cash flows from financing activities:
Issuance of long-term notes	322.5	--	--
Long-term notes issuance costs	(7.1)	--	--
Repayments of borrowings	(306.8)	--	(43.2)
Purchases of treasury stock	(113.3)	(398.8)	--
Payments of dividends	(49.6)	(26.5)	(31.3)
Changes in cash overdrafts	32.8	7.5	2.2
Proceeds from exercise of stock options	6.0	4.0	0.7
Net cash used in financing activities	(115.5)	(413.8)	(71.6)

Net increase (decrease) in cash and cash equivalents	22.3	(338.8)	93.4
Cash and cash equivalents, beginning of period	569.4	908.2	814.8
Cash and cash equivalents, end of period	$591.7	$569.4	$908.2

Supplemental cash flow information:
Interest paid	$29.2	$26.6	$30.3
Income taxes paid	47.1	136.7	122.4

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Shares at December 31,			Dollars at December 31,
(In millions)	2011	2010	2009	2011	2010	2009
Common stock
Beginning of year	146.0	191.0	191.0	$146.0	$191.0	$191.0
Retirement of treasury stock	--	(45.0)	--	--	(45.0)	--
End of year	146.0	146.0	191.0	$146.0	$146.0	$191.0

Treasury stock
Beginning of year	(40.3)	(65.8)	(65.9)	$(949.0)	$(1,621.9)	$(1,625.9)
Purchase of treasury stock	(7.3)	(19.8)	--	(113.3)	(398.8)	--
Issuance of common stock	0.3	0.1	0.1	5.1	2.7	3.1
Retirement of treasury stock	--	45.0	--	--	1,063.9	--
Exercise of stock options	0.6	0.2	--	14.2	5.1	0.9
End of year	(46.7)	(40.3)	(65.8)	$(1,043.0)	$(949.0)	$(1,621.9)

Additional paid-in capital
Beginning of year				$147.3	$161.8	$152.5
Issuance of common stock				(6.0)	(4.4)	(1.7)
Exercise of stock options				(9.2)	(1.9)	(0.2)
Stock-based compensation				5.0	9.6	11.2
Retirement of treasury stock				--	(17.8)	--
End of year				$137.1	$147.3	$161.8

Retained earnings
Beginning of year				$1,502.5	$2,323.9	$2,150.2
Net income				72.2	206.1	205.0
Retirement of treasury stock				--	(1,001.0)	--
Cash dividends declared				(49.6)	(26.5)	(31.3)
End of year				$1,525.1	$1,502.5	$2,323.9

Accumulated other comprehensive loss
Beginning of year				$(4.3)	$(6.5)	$(7.0)
Other comprehensive (loss) income				(7.6)	2.2	0.5
End of year				$(11.9)	$(4.3)	$(6.5)

Total stockholders' equity				$753.3	$842.5	$1,048.3

Comprehensive income
Net income				$72.2	$206.1	$205.0
Other comprehensive (loss) income, all net of tax:
Foreign currency translation adjustments				(8.5)	2.4	1.1
Reclassification of realized foreign currency translation loss to net income				1.0	--	--
Pension adjustments				(0.1)	(0.2)	(0.5)
Amortization of gain on cash flow hedge				--	--	(0.1)
Other comprehensive (loss) income				(7.6)	2.2	0.5
Comprehensive income				$64.6	$208.3	$205.5

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Notes to our Consolidated Financial Statements are important and should be read in conjunction with your review of the Consolidated Financial Statements. Below is a list of the notes.

Note 1	Description of Business
Note 2	Summary of Significant Accounting Policies
Note 3	Supplemental Balance Sheet Disclosures
Note 4	Indebtedness and Borrowing Facilities
Note 5	Stockholders’ Equity
Note 6	Plant Closure
Note 7	Stock-Based Incentive Plans
Note 8	Employee Benefit Plans
Note 9	Income Taxes
Note 10	Net Income Per Share
Note 11	Derivative Financial Instruments
Note 12	Fair Value Measurements
Note 13	Commitments and Contingencies
Note 14	Wireless Service Provider Settlement Agreement
Note 15	Segment Reporting
Note 16	Quarterly Data (Unaudited)
Note 17	Supplemental Guarantor Financial Information

NOTE 1 – DESCRIPTION OF BUSINESS

RadioShack Corporation was incorporated in Delaware in 1967. Throughout this report, the terms “our,” “we,” “us” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We primarily engage in the retail sale of consumer electronics goods and services through our RadioShack store chain.

U.S. RADIOSHACK COMPANY-OPERATED STORES
At December 31, 2011, we operated 4,476 U.S. company-operated stores under the RadioShack brand located throughout the United States, as well as in Puerto Rico and the U.S. Virgin Islands. These stores are located in strip centers and major shopping malls, as well as individual storefronts. Each location carries a broad assortment of both name brand and private brand consumer electronics products.

Our product lines are categorized into three platforms. Our mobility platform includes postpaid and prepaid wireless handsets, commissions and residual income, prepaid wireless airtime, tablet devices, and e-readers. Our signature platform includes home entertainment, wireless, computer, and music accessories; general purpose and special purpose power products; headphones; technical products; and services. Our consumer electronics platform includes laptop computers, personal computing products, digital music players, residential telephones, GPS devices, cameras, digital televisions, and other consumer electronics products.

OTHER
In addition to the reportable segment discussed above, we have the following additional sales channels and support operations:

Target Mobile: In the fourth quarter of 2009, we commenced a test rollout of retail locations in approximately 100 Target stores (“Target Mobile”). These retail locations, which are not RadioShack-branded, offer wireless handsets with activation of third-party postpaid wireless services. In the third quarter of 2010, we signed a multi-year agreement to operate these locations in certain Target stores throughout most of the United States. At December 31, 2011, we operated 1,496 Target Mobile centers.

Dealer Outlets: At December 31, 2011, we had a network of 1,091 RadioShack dealer outlets, including 33 located outside of North America. Our North American outlets provide name brand and private brand products and services, typically to smaller communities. These independent dealers are often engaged in other retail operations and augment their businesses with our products and service offerings. Our dealer sales derived outside of the United States are not significant.

RadioShack de Mexico: As of December 31, 2011, there were 227 company-operated stores under the RadioShack brand, 9 dealers, and one distribution center in Mexico.

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

Distribution Centers - At December 31, 2011, we had three U.S. distribution centers shipping products to our U.S. retail locations and dealer outlets. One of these distribution centers also serves as a fulfillment center for our online customers and as a distribution center that ships store fixtures to our U.S. and Mexico company-operated stores and kiosks.

RadioShack Technology Services (“RSTS”) - Our management information system architecture is composed of a distributed, online network of computers that links all stores, kiosks, customer channels, delivery locations, service centers, credit providers, distribution facilities and our home office into a fully integrated system. Each retail location has its own server to support the point-of-sale (“POS”) system. The majority of our U.S. company-operated stores and kiosks communicate through a broadband network, which provides efficient access to customer support data. This design also allows store management to track daily sales and inventory at the product or sales associate level. RSTS provides the majority of our programming and systems analysis needs.

RadioShack Global Sourcing (“RSGS”) - RSGS serves our wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs. RSGS’s activities support our name brand and private brand businesses.

DISCONTINUED OPERATIONS
In February 2009, we signed a contract extension with Sam’s Club through March 31, 2011, with a transition period that ended on June 30, 2011, to continue operating kiosks in certain Sam’s Club locations. As of December 31, 2010, we operated 417 of these kiosks. All of these kiosks were transitioned to Sam’s Club by June 30, 2011. We determined that the cash flows from these kiosks have been eliminated from our ongoing operations. Therefore, these operations were classified as discontinued operations and the operating results of these kiosks are presented in the consolidated statements of income as discontinued operations, net of income taxes, for all periods presented.

We incurred no significant gain or loss associated with the transition of these kiosks to Sam’s Club. We redeployed substantially all of our Sam’s Club kiosk employees to nearby RadioShack stores or Target Mobile centers, and we redistributed our Sam’s Club kiosk inventory to our remaining retail channels. Net sales and operating revenues related to these discontinued operations were $62.9 million, $206.9 million and $202.4 million for 2011, 2010 and 2009, respectively. Income before income taxes for these discontinued operations was $8.4 million, $25.2 million and $13.9 million for 2011, 2010 and 2009, respectively.

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

Cash and Cash Equivalents: Cash on hand in stores, deposits in banks and all highly liquid investments with a maturity of three months or less at the time of purchase are considered cash and cash equivalents. We carry our cash equivalents at cost, which approximates fair value because of the short maturity of the instruments. The weighted average annualized interest rates were 0.3% and 0.4% at December 31, 2011 and 2010, respectively, for cash equivalents totaling $426.2 million and $462.1 million, respectively. We maintain zero balance cash disbursement accounts with certain banks. Outstanding checks in excess of deposits with these banks totaled $81.9 million and $49.1 million at December 31, 2011 and 2010, respectively, and are classified as accounts payable in the Consolidated Balance Sheets. Changes in these overdraft amounts are reported in the Consolidated Statements of Cash Flows as a financing activity.

Accounts Receivable and Allowance for Doubtful Accounts: Concentrations of credit risk with respect to customer and dealer receivables are limited due to the large number of customers, dealers and their location in many different geographic areas of the country. We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information. Historically, such losses, in the aggregate, have not exceeded our estimates. Account balances are charged against the allowance when we believe it is probable that the receivable will not be recovered. We have concentration of credit risk from service providers in the wireless telephone industry, primarily Sprint, AT&T, and Verizon Wireless (“Verizon”). The average payment term for these receivable balances is approximately 45 days.

Inventories: Our inventories are stated at the lower of cost (principally based on average cost, which approximates FIFO) or market value and are comprised primarily of finished goods. Included in the cost of the inventories are in-bound freight expenses to our distribution centers, out-bound freight expenses to our retail outlets, and other direct costs relating to merchandise acquisition and distribution. Also included in the cost of inventory are certain vendor allowances that are not a reimbursement of specific, incremental and identifiable costs to promote a vendor’s products. If the calculated net realizable value of the inventory is determined to be less than the recorded cost, a provision is made to reduce the carrying amount of the inventory to its net realizable value.

Property, Plant and Equipment: We present our property, plant and equipment at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the following useful lives: 10-40 years for buildings; 2-15 years for furniture, fixtures, equipment and software; leasehold improvements are amortized over the shorter of the terms of the underlying leases, including certain renewal periods, or the estimated useful lives of the improvements. Major additions and betterments that substantially extend the useful life of an asset are capitalized and depreciated. Expenditures for normal maintenance and repairs are charged directly to expense as incurred.

Capitalized Software Costs: We capitalize qualifying costs related to the acquisition or development of internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized costs are amortized over the estimated useful life of the software, which ranges between three and five years. The unamortized balance of capitalized software costs at December 31, 2011 and 2010, was $42.7 million and $55.3 million, respectively. Amortization of computer software was approximately $12.6 million, $11.9 million and $15.1 million in 2011, 2010 and 2009, respectively.

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

The changes in the carrying amount of goodwill by segment were as follows for the years ended December 31, 2011 and 2010:

(In millions)	U.S. RadioShack Stores	Other	Total
Balances at December 31, 2009
Goodwill	$2.8	$36.1	$38.9
Accumulated impairment losses	--	--	--
	2.8	36.1	38.9
Acquisition of dealer	0.1	--	0.1
Foreign currency translation adjustment	--	2.2	2.2

Balances at December 31, 2010
Goodwill	2.9	38.3	41.2
Accumulated impairment losses	--	--	--
	2.9	38.3	41.2
Foreign currency translation adjustment	--	(4.2)	(4.2)

Balances at December 31, 2011
Goodwill	2.9	34.1	37.0
Accumulated impairment losses	--	--	--
	$2.9	$34.1	$37.0

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

Certain products, such as wireless telephone handsets, require the customer to use the services of a third-party service provider. The third-party service provider pays us an upfront commission and, in some cases, a monthly recurring residual amount based upon the ongoing arrangement between the service provider and the customer. Our sale of an activated wireless telephone handset is the single event required to meet the delivery criterion for both the upfront commission and the residual revenue. Upfront commission revenue, net of estimated service deactivations, is generally recognized at the time an activated wireless telephone handset is sold to the customer at the point-of-sale. Based on our extensive history in selling activated wireless telephone handsets, we have been able to establish reliable deactivation estimates. Recurring residual income is recognized as earned under the terms of our contracts with the service providers, which is typically as the service provider bills its customer, generally on a monthly basis. Sales of wireless handsets and the related commissions and residual income constitute more than 50 percent of our total revenue. Our three largest third-party wireless service providers are Sprint, AT&T, and Verizon.

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

Advertising Costs: Our advertising costs are expensed the first time the advertising takes place. We receive allowances from certain third-party service providers and product vendors that we record when earned as an offset to advertising expense incurred to promote the applicable products and/or services only if the allowances represent reimbursement of specific, incremental and identifiable costs (see “Vendor Allowances” above). Advertising expense was $208.9 million, $205.9 million and $192.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Discontinued Operations: We account for closed stores or kiosks as discontinued operations when the operations and cash flows of a store or kiosk being disposed of are eliminated from ongoing operations and we do not have any significant continuing involvement in its operations. In reaching the determination as to whether the cash flows of a store or kiosk will be eliminated from our ongoing operations, we consider whether it is likely that customers will migrate to our other retail locations in the same geographic market.

Reclassifications: Certain amounts in the December 31, 2010 and 2009, financial statements have been reclassified to conform to the December 31, 2011, presentation. These reclassifications had no effect on net income or total stockholders’ equity as previously reported.

New Accounting Standards: In June 2011, the FASB issued new accounting guidance to update the presentation of comprehensive income in consolidated financial statements. Under this new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for fiscal years beginning after December 15, 2011. We adopted this guidance effective January 1, 2012, and the adoption will be reflected in our consolidated financial statements as of March 31, 2012.

In September 2011, the FASB issued new accounting guidance to simplify how entities test goodwill for impairment. Under this new guidance, an entity is permitted to first assess qualitative factors to determine whether the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011. We adopted this guidance effective January 1, 2012, and we expect the adoption to have no effect on our consolidated financial statements.

NOTE 3 – SUPPLEMENTAL BALANCE SHEET DISCLOSURES

Accounts and Notes Receivable, Net: As of December 31, 2011 and 2010, we had the following accounts and notes receivable outstanding in the accompanying Consolidated Balance Sheets:

	December 31,
(In millions)	2011	2010
Receivables from vendors and service providers, net	$273.8	$291.0
Trade accounts receivable	53.5	57.6
Other receivables	34.7	30.3
Allowance for doubtful accounts	(1.4)	(1.4)
Accounts and notes receivable, net	$360.6	$377.5

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

The change in the allowance for doubtful accounts is as follows:

	December 31,
(In millions)	2011	2010	2009
Balance at the beginning of the year	$1.4	$1.8	$1.5
Provision for bad debts included in selling, general and administrative expense	0.1	0.1	0.4
Uncollected receivables written off, net	(0.1)	(0.5)	(0.1)
Balance at the end of the year	$1.4	$1.4	$1.8

Other Current Assets, Net:
	December 31,
(In millions)	2011	2010
Deferred income taxes	$54.4	$61.4
Prepaid income taxes	26.8	--
Other	34.9	46.7
Total other current assets, net	$116.1	$108.1

Property, Plant and Equipment, Net:

	December 31,
(In millions)	2011	2010
Land	$2.5	$2.4
Buildings	62.4	55.7
Furniture, fixtures, equipment and software	663.0	673.5
Leasehold improvements	360.9	362.8
Total PP&E	1,088.8	1,094.4
Less accumulated depreciation and amortization	(818.6)	(820.1)
Property, plant and equipment, net	$270.2	$274.3

Other Assets, Net:

	December 31,
(In millions)	2011	2010
Notes receivable	$8.9	$9.6
Deferred income taxes	17.1	45.9
Other	29.1	25.7
Total other assets, net	$55.1	$81.2

Accrued Expenses and Other Current Liabilities:

	December 31,
(In millions)	2011	2010
Payroll and bonuses	$45.7	$60.0
Insurance	65.3	65.0
Sales and payroll taxes	41.1	41.4
Rent	33.9	36.5
Advertising	30.8	26.9
Gift card deferred revenue	20.6	19.5
Income taxes payable	--	9.7
Other	78.0	68.7
Total accrued expenses and other current liabilities	$315.4	$327.7

Other Non-Current Liabilities:

	December 31,
(In millions)	2011	2010
Deferred compensation	$28.9	$34.6
Liability for unrecognized tax benefits	33.6	36.6
Other	25.1	21.8
Total other non-current liabilities	$87.6	$93.0

NOTE 4 – INDEBTEDNESS AND BORROWING FACILITIES

Long-Term Debt:

	December 31,
(In millions)	2011	2010
Five year 2.5% unsecured convertible notes due in 2013	$375.0	$375.0
Eight year 6.75% unsecured note payable due in 2019	325.0	--
Ten-year 7.375% unsecured note payable due in 2011	--	306.8
Other	1.0	1.0
	701.0	682.8
Unamortized debt discounts	(30.4)	(44.2)
Basis adjustment due to interest rate swaps	--	1.2
	670.6	639.8

Less current portion of:
Notes payable	--	306.8
Basis adjustment due to interest rate swaps	--	1.2
	--	308.0

Total long-term debt	$670.6	$331.8

Long-term borrowings outstanding at December 31, 2011, mature as follows:

(In millions)	Long-Term Borrowings
2012	$--
2013	375.0
2014	1.0
2015	--
2016	--
2017 and thereafter	325.0
Total	$701.0

2019 Notes: On May 3, 2011, we sold $325 million aggregate principal amount of 6.75% senior unsecured notes due May 15, 2019 in a private offering to qualified institutional buyers (such notes, together with any notes issued in the exchange offer we subsequently registered with the SEC for such notes (the “Exchange Offer”), being referred to as the “2019 Notes”). In September 2011, substantially all of the privately placed notes were exchanged for notes in an equal principal amount that we issued pursuant to the Exchange Offer. Accordingly, the exchange resulted in the issuance of substantially all of the 2019 Notes in a transaction registered with the SEC, but it did not result in the incurrence of any additional debt.

The obligation to pay principal and interest on the 2019 Notes is jointly and severally guaranteed on a full and unconditional basis by all of the guarantors under our five-year, $450 million revolving credit agreement. At December 31, 2011, the 2019 Notes were guaranteed by all of our wholly-owned domestic subsidiaries except Tandy Life Insurance Company. The 2019 Notes pay interest at a fixed rate of 6.75% per year. Interest is payable semiannually, in arrears, on May 15 and November 15. The 2019 Notes were sold to the initial purchasers at a discount of $2.5 million for aggregate consideration of $322.5 million and resulted in net proceeds to the Company of $315.4 million after the payment of $7.1 million in issuance costs. The effective annualized interest rate of the 2019 Notes after giving effect to the original issuance discount is 6.875%.

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

The 2019 Notes contain covenants that could, in certain circumstances, limit our ability to issue additional debt, repurchase shares of our common stock, make certain other restricted payments, make investments, or enter into certain other transactions. At December 31, 2011, we were in compliance with these covenants.

2013 Convertible Notes: In August 2008, we sold $375 million aggregate principal amount of 2.50% convertible senior notes due August 1, 2013, (the “2013 Convertible Notes”) in a private offering to qualified institutional buyers. The 2013 Convertible Notes were issued at par and interest is payable semiannually, in arrears, on February 1 and August 1.

Each $1,000 of principal of the 2013 Convertible Notes was initially convertible, under certain circumstances, into 41.2414 shares of our common stock (or a total of approximately 15.5 million shares), which is the equivalent of $24.25 per share, subject to adjustment upon the occurrence of specified events set forth under terms of the 2013 Convertible Notes. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any (the “excess conversion value”), may be paid in cash or in stock, at our option. Holders may convert their 2013 Convertible Notes into common stock on the net settlement basis described above at any time from May 1, 2013, until the close of business on July 29, 2013, or if, and only if, one of the following conditions has been met:

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

The 2013 Convertible Notes were not convertible at the holders' option at any time during 2011 or 2010. In 2011, we paid an annual dividend of $0.50 per share. This was a $0.25 per share increase as compared to the annual dividend we paid at the time we issued the 2013 Convertible Notes. This dividend increase triggered an anti-dilutive provision relating to the convertible notes that changed the conversion rate of the notes (“Convertible Note Anti-Dilutive Provision”). As a result, at December 31, 2011, each $1,000 of principal of the 2013 Convertible Notes was convertible, under the circumstances previously discussed, into 42.0746 shares of our common stock, which is the equivalent of $23.77 per share. Accordingly, conversion of all of the 2013 Convertible Notes would result in the issuance of approximately 15.8 million shares of our common stock.

Holders who convert their 2013 Convertible Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or delisting, the holders of the 2013 Convertible Notes may require us to repurchase for cash all or any portion of their 2013 Convertible Notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any. As of December 31, 2011, none of the conditions allowing holders of the 2013 Convertible Notes to convert or requiring us to repurchase the 2013 Convertible Notes had been met.

In connection with the issuance of the 2013 Convertible Notes, we entered into separate convertible note hedge transactions and separate warrant transactions with respect to our common stock to reduce the potential dilution upon conversion of the 2013 Convertible Notes (collectively referred to as the “Call Spread Transactions”). The convertible note hedges and warrants will generally have the effect of increasing the economic conversion price of the 2013 Convertible Notes to $35.88 per share of our common stock, representing a 100% conversion premium based on the closing price of our common stock on August 12, 2008. See Note 5 - “Stockholders’ Equity,” for more information on the Call Spread Transactions.

Because the principal amount of the 2013 Convertible Notes will be settled in cash upon conversion, the 2013 Convertible Notes will only affect diluted earnings per share when the price of our common stock exceeds the conversion price (currently $23.77 per share). We will include the effect of the additional shares that may be issued upon conversion in our diluted net income per share calculation by using the treasury stock method.

When accounting for the 2013 Convertible Notes, we apply accounting guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion. This guidance requires us to account separately for the liability and equity components of these notes in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance requires bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement.

Accordingly, we recorded an adjustment to reduce the carrying value of our 2013 Convertible Notes by $73.0 million and recorded this amount in stockholders’ equity. This adjustment was based on the calculated fair value of a similar debt instrument in August 2008 (at issuance) that did not have an associated equity component. The annual interest rate calculated for a similar debt instrument in August 2008 was 7.6%. The resulting discount is being amortized to interest expense over the remaining term of these notes. The carrying value of the 2013 Convertible Notes was $346.9 million and $330.8 million at December 31, 2011 and 2010, respectively. We recognized interest expense of $9.4 million in 2011, 2010 and 2009 related to the stated 2.50% coupon. We recognized non-cash interest expense of $16.1 million, $15.0 million, and $13.8 million in 2011, 2010 and 2009, respectively, for the amortization of the discount on the liability component.

Debt issuance costs of $7.5 million were capitalized and are being amortized to interest expense over the term of the 2013 Convertible Notes. Unamortized debt issuance costs were $2.1 million at December 31, 2011. Debt issuance costs of $1.9 million were related to the equity component and were recorded as a reduction of additional paid-in capital.

For federal income tax purposes, the issuance of the 2013 Convertible Notes and the purchase of the convertible note hedges are treated as a single transaction whereby we are considered to have issued debt with an original issue discount. The amortization of this discount in future periods is deductible for tax purposes.

2011 Long-Term Notes: On May 11, 2001, we sold $350 million of 10-year 7.375% notes (“2011 Notes”) in a private offering to qualified institutional buyers. In August 2001, under the terms of an exchange offering filed with the SEC, we exchanged substantially all of these notes for a similar amount of publicly registered notes. The exchange resulted in substantially all of the notes becoming registered with the SEC and did not result in additional debt being issued.

The annual interest rate on the 2011 Notes was 7.375% per annum, with interest payable on November 15 and May 15 of each year. The 2011 Notes contained certain non-financial covenants and matured on May 15, 2011. In September 2009, we completed a tender offer to purchase for cash any and all of these notes. Upon expiration of the offer, $43.2 million of the aggregate outstanding principal amount of the 2011 Notes was validly tendered and accepted. We paid a total of $46.6 million, which consisted of the purchase price of $45.4 million for the tendered notes plus $1.2 million in accrued and unpaid interest, to the holders of the tendered notes. We incurred $0.2 million in expenses and adjusted the carrying value of the tendered notes by an incremental $0.8 million to reflect a proportionate write-off of the balance associated with our fair value hedge included in long-term debt. This transaction resulted in a loss of $1.6 million classified as other loss on our Consolidated Statements of Income.

A portion of the 2011 Notes were hedged by our interest rate swaps. Upon repurchase of these notes, we were required to discontinue the hedge accounting treatment associated with these derivative instruments, which used the short-cut method. The remaining balance associated with our fair value hedge was recorded as an adjustment to the carrying value of these notes and was amortized to interest expense over the remaining term of the notes.

In March 2011, we redeemed all of our 2011 Notes. The redemption of these notes resulted in a loss on extinguishment of debt of $4.1 million, which was classified as other loss on our Consolidated Statements of Income.

2011 Credit Facility: Our $325 million credit facility provided us a source of liquidity. Interest charges under this facility were derived using a base LIBOR rate plus a margin that changed based on our credit ratings. This facility had customary terms and covenants, and we were in compliance with these covenants at December 31, 2010. As of December 31, 2010, we had $292.3 million in borrowing capacity available under the facility. We did not borrow under the facility during 2010, but we did arrange for the issuance of standby letters of credit totaling $32.7 million under the facility.

This credit facility was scheduled to expire in May of 2011. On January 4, 2011, we terminated the facility and replaced it with a new $450 million five-year asset-based revolving credit facility.

2016 Credit Facility: On January 4, 2011, we terminated our 2011 Credit Facility and entered into a five-year, $450 million revolving credit agreement (“2016 Credit Facility”) with a group of lenders with Bank of America, N.A., as administrative and collateral agent. The 2016 Credit Facility expires on January 4, 2016. The 2016 Credit Facility may be used for general corporate purposes and the issuance of letters of credit. This facility is collateralized by substantially all of the Company’s inventory, accounts receivable, cash and cash equivalents, and certain other personal property, and is guaranteed by certain of our domestic subsidiaries.

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

We pay commitment fees to the lenders at an annual rate of 0.50% of the unused amount of the facility. As of December 31, 2011, no borrowings had been made under the facility, and letters of credit totaling $28.1 million had been issued.

The 2016 Credit Facility contains affirmative and negative covenants that, among other things, restrict certain payments, including dividends and share repurchases. Also, if we do not meet a consolidated fixed charge coverage ratio during a trailing twelve-month period, the availability under our credit facility will be reduced by the greater of 12.5% of the borrowing base or $45 million. We currently anticipate that we will be in compliance with the consolidated fixed charge coverage ratio during 2012.

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

NOTE 5 – STOCKHOLDERS’ EQUITY

2011 Share Repurchase Program: In October 2011, our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $200 million of our common stock to be executed through open market or private transactions. During the fourth quarter of 2011, we paid $11.9 million to purchase approximately 0.9 million shares of our common stock in open market purchases. As of December 31, 2011, there was $188.1 million available for share repurchases under this program. We announced on January 30, 2012, that we have suspended further share repurchases under this program.

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

Dividends Declared: We paid a per share annual dividend of $0.50, $0.25, and $0.25 in 2011, 2010 and 2009, respectively. The dividends were paid in December of each year.

Call Spread Transactions: In connection with the issuance of the 2013 Convertible Notes (see Note 4 – “Indebtedness and Borrowing Facilities”), we entered into separate convertible note hedge transactions and separate warrant transactions related to our common stock with Citigroup and Bank of America to reduce the potential dilution upon conversion of the 2013 Convertible Notes.

Under the terms of the convertible note hedge arrangements (the “Convertible Note Hedges”), we paid $86.3 million for a forward purchase option contract under which we are entitled to purchase a fixed number of shares (initially 15.5 million shares) of our common stock at an initial price per share of $24.25. In the event of the conversion of the 2013 Convertible Notes, this forward purchase option contract allows us to purchase, at a fixed price equal to the implicit conversion price of common shares issued under the 2013 Convertible Notes, a number of common shares equal to the common shares that we issue to a note holder upon conversion. Settlement terms of this forward purchase option allow us to elect cash or share settlement based on the settlement option we choose in settling the conversion feature of the 2013 Convertible Notes. The Convertible Note Hedges expire on August 1, 2013.

The exercise price of the Convertible Note Hedges is linked to our 2013 Convertible Notes. In 2011, the Convertible Note Anti-Dilutive Provision was triggered. See Note 4 - “Indebtedness and Borrowing Facilities,” for more information on the Convertible Note Anti-Dilutive Provision. As a result, at December 31, 2011, the Convertible Note Hedges entitled us to purchase 15.8 million shares of our common stock at a price per share of $23.77.

Also concurrent with the issuance of the 2013 Convertible Notes, we sold warrants (the “Warrants”) permitting the purchasers to acquire shares of our common stock. The Warrants were initially exercisable for 15.5 million shares of our common stock at an initial exercise price of $36.60 per share. We received $39.9 million in proceeds for the sale of the Warrants. The Warrants may be settled at various dates beginning in November 2013 and ending in March 2014. The Warrants provide for net share settlement. In no event will we be required to deliver a number of shares in connection with the transaction in excess of twice the aggregate number of Warrants.

The exercise price of the Warrants is linked to our 2013 Convertible Notes. In 2011, a Convertible Note Anti-Dilutive Provision was triggered. As a result, at December 31, 2011, the Warrants were exercisable for 15.8 million shares of our common stock at an exercise price of $35.88 per share.

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

In accordance with the FASB’s accounting guidance in calculating earnings per share, the Warrants will have no effect on diluted net income per share until our common stock price exceeds the per share strike price of $35.88 for the Warrants. We will include the effect of additional shares that may be issued upon exercise of the Warrants using the treasury stock method. The Convertible Note Hedges are antidilutive and, therefore, will have no effect on diluted net income per share.

Treasury Stock Retirement: In December 2010, our Board of Directors approved the retirement of 45.0 million shares of our common stock held as treasury stock. These shares returned to the status of authorized and unissued.

NOTE 6 – PLANT CLOSURE

During the second quarter of 2011, we ceased production operations in our Chinese manufacturing plant. Since production operations ceased, we have continued to acquire inventory similar to that previously produced by this facility from alternative product sourcing channels. In conjunction with the plant closing, we incurred total costs of $11.4 million in 2011. We incurred $7.7 million in compensation expense for severance packages for the termination of approximately 1,500 employees. We recorded a foreign currency exchange loss of $1.5 million related to the reversal of our foreign currency cumulative translation adjustment, which is classified as a selling, general and administrative expense. The remaining $2.2 million related to an inventory valuation loss, accelerated depreciation, and other general and administrative costs. Substantially all of these costs were incurred in the second quarter of 2011. Future costs to manage the liquidation, which are not expected to be significant, will be expensed as incurred and will include compensation expense such as retention bonuses for the remaining employees, rent expense, and professional fees.

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

1997 Incentive Stock Plan (“1997 ISP”): The 1997 ISP permitted the grant of up to 11.0 million shares in the form of incentive stock options (“ISOs”), non-qualified stock options (options which are not ISOs) (“NQs”) and restricted stock. The 1997 ISP expired on February 27, 2007, and no further grants may be made under this plan. As of December 31, 2011, approximately 0.8 million stock options were outstanding under this plan.

1999 Incentive Stock Plan (“1999 ISP”): The 1999 ISP permitted the grant of up to 9.5 million shares in the form of NQs. Grants of restricted stock, performance awards and options intended to qualify as ISO’s under the Internal Revenue Code were not authorized under this plan. The 1999 ISP also permitted directors to elect to receive shares in lieu of cash payments for their annual retainer fees and board and committee meeting fees. The 1999 ISP expired on February 23, 2009, and no further grants may be made under this plan. As of December 31, 2011, approximately 0.9 million stock options were outstanding under this plan.

2001 Incentive Stock Plan (“2001 ISP”): The 2001 ISP permitted the grant of up to 9.2 million shares in the form of ISOs and NQs. The 2001 ISP also permitted directors to elect to receive shares in lieu of cash payments for their annual retainer fees and board and committee meeting fees. The 2001 ISP was terminated in 2009 upon the shareholder approval of the 2009 ISP and no further grants may be made under this plan. As of December 31, 2011, approximately 1.7 million stock options were outstanding under this plan.

2009 Incentive Stock Plan (“2009 ISP”): The 2009 ISP permits the grant of up to 11.0 million shares in the form of ISOs, NQs, restricted stock, restricted stock units, stock appreciation rights, or other stock-based awards. The 2009 ISP also permits directors to elect to receive shares in lieu of cash payments for their annual retainer fees and board and committee meeting fees. Full-value awards granted under the 2009 ISP, such as restricted stock and restricted stock units, will reduce the number of shares available for grant by 1.68 shares for each share or unit granted. Stock options and stock appreciation rights will reduce the number of shares available for grant by one share for each stock option or stock appreciation right granted. This plan expires on February 18, 2019. As of December 31, 2011, approximately 1.5 million stock options and 0.3 million shares of unvested restricted stock were outstanding, and up to 8.6 million shares were available for grant in the form of stock options under this plan.

During the third quarter of 2006, we granted 1.7 million options under the 1997, 1999 and 2001 ISPs to our former Chief Executive Officer and our former Chief Financial Officer, who is currently our Chief Executive Officer. These options vested over four years from the date of grant and expire in the third quarter of 2013. We also granted 2.5 million non-plan options to our former Chief Executive Officer as part of an inducement grant related to the terms of his employment. These options vested over four years from the date of grant and expire in the third quarter of 2013. An additional market condition was attached to 2.0 million of these non-plan options that restricted exercise until certain stock price hurdles had been achieved. The market condition was met in 2007, and all stock price hurdles have been achieved.

The fair value of the stock options granted during the years ended December 31, 2011, 2010 and 2009, was estimated using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton model requires the use of certain subjective assumptions.

The following table lists the assumptions used in calculating the fair value of stock options granted during each year:

Valuation Assumptions(1)	2011	2010	2009

Risk free interest rate(2)	1.6%	2.3%	2.0%
Expected dividend yield	2.0%	1.3%	1.8%
Expected stock price volatility(3)	43.0%	42.4%	50.4%
Expected life of stock options (in years)(4)	5.4	5.4	5.4

(1)	Forfeitures are estimated using historical experience and projected employee turnover.
(2)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.
(3)	We consider both the historical volatility of our stock price, as well as implied volatilities from exchange-traded options on our stock.
(4)	We estimate the expected life of stock options based upon historical experience.

Information with respect to stock option activity under the above plans is as follows:

	Shares (In thousands)	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2011	8,517	$17.52
Grants	811	14.15
Exercised	(623)	7.97
Expired	(1,135)	36.53
Forfeited	(221)	20.24
Outstanding at December 31, 2011	7,349	$14.94	2.3	$2.0
Exercisable at December 31, 2011	6,390	$15.12	1.7	$1.7

The weighted-average grant-date fair value of stock options granted during 2011, 2010 and 2009, was $4.84, $7.08 and $4.32, respectively.

The aggregate intrinsic value of options exercised under our stock option plans was $3.5 million, $1.3 million, and $0.1 million for 2011, 2010 and 2009, respectively. The aggregate intrinsic value is the amount by which the market price of our common stock on the date of exercise exceeded the exercise price of the option. Net cash proceeds from the exercise of stock options were $6.0 million, $4.0 million and $0.7 million in 2011, 2010 and 2009, respectively. The actual income tax benefit realized from stock option exercises was $1.4 million, $0.5 million and zero, in 2011, 2010 and 2009, respectively.

The following table summarizes information concerning currently outstanding and exercisable options to purchase our common stock:

(Share amounts in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at Dec. 31, 2011	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Exercisable at Dec. 31, 2011	Weighted Average Exercise Price
$7.05 – 13.58	1,037	3.9	$8.45	660	$7.13
13.82	4,000	1.5	13.82	4,000	13.82
14.80 – 17.80	723	5.1	15.99	194	17.76
18.52 – 19.20	840	2.7	18.66	796	18.64
19.39 – 30.99	749	1.1	24.76	740	24.82
$7.05 – 30.99	7,349	2.3	$14.94	6,390	$15.12

Restricted Stock Plan: The 2007 Restricted Stock Plan (“2007 RSP”) permitted the grant of up to 0.5 million shares of restricted stock to selected officers of the Company, as determined by the MD&C. This plan was terminated in 2009 upon shareholder approval of the 2009 ISP, and no further grants may be made under this plan. As of December 31, 2011, approximately 63,000 shares of unvested restricted stock were outstanding under this plan. Transactions related to restricted stock awards issued under the 2007 RSP and the 2009 ISP for the year ended December 31, 2011, are summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted- Average Fair Value Per Share
Non-vested at January 1, 2011	454	$14.43
Granted	277	14.68
Vested or released (1)	(259)	14.79
Canceled or forfeited	(65)	13.76
Non-vested at December 31, 2011	407	$14.48

(1)	For plan participants age 55 and older, certain granted but unvested shares are released from the plan for tax withholdings on the participants’ behalf.

We granted approximately 277,000, 298,000, and 346,000 shares of restricted stock in 2011, 2010 and 2009, respectively, under these plans.

Restricted stock awards are valued at the market price of a share of our common stock on the date of grant. In general, these awards vest at the end of a three-year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period. This expense totaled $2.9 million, $4.7 million, and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The weighted-average grant-date fair value per share of restricted stock awards granted was $14.68, $19.21 and $7.05 in 2011, 2010 and 2009, respectively. The total fair value of restricted stock awards vested was approximately $3.8 million, $1.7 million and $1.3 million in 2011, 2010 and 2009, respectively.

The compensation cost charged against income for all stock-based compensation plans was $5.4 million, $9.9 million and $12.1 million in 2011, 2010 and 2009, respectively. The total income tax benefit recognized for all stock-based compensation plans was $2.1 million, $2.6 million and $3.9 million in 2011, 2010 and 2009, respectively. At December 31, 2011, there was $6.8 million of unrecognized compensation expense related to the unvested portion of our stock-based awards that is expected to be recognized over a weighted average period of 2.19 years.

Deferred Stock Units: In 2004, the stockholders approved the RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors (“Deferred Plan”), which was amended in 2008. Under the plan, each non-employee director receives a one-time initial grant of units equal to the number of shares of our common stock that represent a fair market value of $150,000 on the grant date, and an annual grant of units equal to the number of shares of our common stock that represent a fair market value of $105,000 on the annual grant date.

Under the Deferred Plan, one-third of the Units covered by an award vest on each of the first three anniversaries of the date of grant. Vesting of outstanding awards is accelerated under certain circumstances. At termination of service, death, disability or change in control of RadioShack, Directors will receive shares of common stock equal to the number of vested Units. Directors receive these shares in a lump sum. We granted approximately 53,000, 29,000, and 45,000 Units in 2011, 2010 and 2009, respectively. The weighted-average grant-date fair value per Unit granted was $14.80, $21.75 and $13.97 in 2011, 2010 and 2009, respectively. There were approximately 277,000 Units outstanding and 639,000 Units available for grant at December 31, 2011.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The following benefit plans were in place during the periods covered by the financial statements.

RadioShack 401(k) Plan: The RadioShack 401(k) Plan (“401(k) Plan”), a defined contribution plan, was most recently amended and restated effective July 1, 2010, and allows a participant to defer, by payroll deductions, from 1% to 75% of the participant’s annual compensation, limited to certain annual maximums set by the Internal Revenue Code. The 401(k) Plan also presently provides that our contribution to each participant’s account maintained under the 401(k) Plan be an amount equal to 100% of the participant’s contributions up to 4% of the participant’s annual compensation. This percentage contribution made by us is discretionary and may change in the future. Our contributions go directly to the 401(k) Plan and are made in cash and invested according to the investment elections made by the participant for the participant’s own contributions. Company contributions to the 401(k) Plan were $5.6 million, $6.2 million and $6.6 million for 2011, 2010 and 2009, respectively.

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

We use the last day of our fiscal year as the measurement date for determining SERP obligations and conduct an actuarial valuation at that date. The change in benefit obligation, plan assets, and funded status for 2011 and 2010 are as follows:

	Year Ended
	December 31,
(In millions)	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$21.2	$24.0
Service cost – benefits earned during the year	0.8	0.6
Interest cost on projected benefit obligation	0.8	1.0
Actuarial loss	0.3	0.5
Benefits paid	(4.0)	(4.9)
Benefit obligation at end of year	19.1	21.2

Change in plan assets:
Fair value of plan assets at beginning of year	--	--
Employer contribution	4.0	4.9
Benefits paid	(4.0)	(4.9)
Fair value of plan assets at end of year	--	--

Underfunded status	$(19.1)	$(21.2)

The accumulated benefit obligation was $18.8 million and $20.6 million at December 31, 2011 and 2010, respectively.

Amounts recognized as liabilities in the Consolidated Balance Sheets consist of:

	December 31,
(In millions)	2011	2010
Accrued expenses and other current liabilities	$3.2	$3.9
Other non-current liabilities	15.9	17.3
Net amount recognized	$19.1	$21.2

The cost of the SERP defined benefit plan included the following components for the last three years:

(In millions)	2011	2010	2009
Service cost – benefits earned during the year	$0.8	$0.6	$0.5
Interest cost on projected benefit obligation	0.8	1.0	1.4
Amortization of prior service cost	0.1	0.1	0.1
Net periodic benefit cost	$1.7	$1.7	$2.0

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss (pre-tax) included prior service cost of $0.5 million and $0.7 million at December 31, 2011 and 2010, respectively, and an actuarial loss of $0.5 million and $0.2 million at December 31, 2011 and 2010, respectively. The amount of prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2012 is estimated to be $0.1 million.

The following table contains the actuarial assumptions used to determine the benefit obligations and the net periodic benefit cost for each year presented:

	2011	2010	2009
Benefit obligations:
Discount rate	3.3%	4.1%	4.7%
Rate of compensation increase	3.5%	3.5%	3.5%

Net periodic benefit cost:
Discount rate	4.1%	4.7%	5.9%
Rate of compensation increase	3.5%	3.5%	3.5%

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

As the SERP is an unfunded plan, benefit payments are made from the general assets of RadioShack. The expected future benefit payments based upon the assumptions described above and including benefits attributable to future employee service for the following periods are as follows:

(In millions)
2012	$3.6
2013	3.4
2014	3.0
2015	2.5
2016	1.6
2017 through 2021	4.4

In 2012, we expect to make contributions to the plan of $3.6 million in the form of benefit payments.

NOTE 9 – INCOME TAXES

The following is a reconciliation of the federal statutory income tax rate to our income tax expense:

	Year Ended December 31,
(In millions)	2011	2010	2009
Components of income from continuing operations:
United States	$117.0	$308.8	$312.5
Foreign	(9.7)	2.1	2.1
Income from continuing operations before income taxes	107.3	310.9	314.6
Statutory tax rate	x 35.0%	x 35.0%	x 35.0%
Federal income tax expense at statutory rate	37.6	108.8	110.1
State income taxes, net of federal benefit	2.1	8.3	8.7
Unrecognized tax benefits	2.5	1.0	(3.1)
Other, net	(2.0)	2.1	2.4
Total income tax expense	$40.2	$120.2	$118.1

Effective tax rate	37.5%	38.7%	37.5%

The components of income tax expense were as follows:

	Year Ended December 31,
(In millions)	2011	2010	2009
Current:
Federal	$(0.4)	$92.8	$103.4
State	3.4	12.3	6.7
Foreign	2.0	2.4	2.6
	5.0	107.5	112.7

Deferred:
Federal	31.6	11.3	5.8
State	2.8	1.2	(0.1)
Foreign	0.8	0.2	(0.3)
	35.2	12.7	5.4

Income tax expense	$40.2	$120.2	$118.1

The tax effect of cumulative temporary differences that gave rise to the deferred tax assets and liabilities were as follows:

	December 31,
(In millions)	2011	2010
Deferred tax assets:
Insurance reserves	$14.6	15.5
Deferred compensation	12.2	13.7
Indirect effect of unrecognized tax benefits	11.1	10.1
Inventory valuation adjustments	10.6	11.4
Reserve for estimated wireless service deactivations	8.9	12.0
Deferred revenue	7.9	13.6
Accrued average rent	8.7	8.5
Depreciation and amortization	--	16.6
Other	21.7	26.9
Total deferred tax assets	95.7	128.3

Deferred tax liabilities:
Depreciation and amortization	8.7	--
Deferred taxes on foreign operations	4.1	6.6
Other	11.4	14.4
Total deferred tax liabilities	24.2	21.0
Net deferred tax assets	$71.5	$107.3

Deferred tax assets and liabilities were included in the Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2011	2010
Other current assets	$54.4	$61.4
Other non-current assets	17.1	45.9
Net deferred tax assets	$71.5	$107.3

We anticipate that we will generate sufficient pre-tax income in the future to realize the full benefit of U.S. deferred tax assets related to future deductible amounts. Accordingly, a valuation allowance was not required at December 31, 2011 or 2010. We have not recorded deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain foreign subsidiaries that are considered permanently invested outside the United States. The cumulative amount of these earnings and the amount of the unrecognized deferred tax liability related to these earnings were not material to the financial statements.

A reconciliation of the consolidated liability for gross unrecognized income tax benefits (excluding interest) from January 1, 2009, to December 31, 2011, is as follows:

(In millions)	2011	2010	2009
Balance at beginning of year	$25.9	$26.5	$38.1
Increases related to prior period tax positions	1.8	--	--
Decreases related to prior period tax positions	(0.4)	(0.4)	(5.5)
Increases related to current period tax positions	1.8	1.7	1.9
Settlements	(0.6)	(1.1)	(7.2)
Lapse in applicable statute of limitations	(1.2)	(0.8)	(0.8)
Balance at end of year	$27.3	$25.9	$26.5

The amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2011, was $21.1 million.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2011 and 2010, we had $12.4 million and $10.8 million, respectively, of accrued interest expense associated with uncertain tax positions. Income tax expense included interest associated with uncertain tax positions of $2.7 million, $1.7 million, and $3.6 million, in 2011, 2010, and 2009, respectively.

We expect approximately $3.4 million of changes in unrecognized tax benefit liabilities over the next twelve months and this amount is classified in other current liabilities on the Consolidated Balance Sheets at December 31, 2011. The remaining amount of our unrecognized tax benefit liabilities are classified in other non-current liabilities.

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

The following table reconciles the numerator and denominator used in the basic and diluted net income per share calculations for the years presented:
(In millions)	2011	2010	2009

Numerator:
Income from continuing operations	$67.1	$190.7	$196.5
Discontinued operations, net of taxes	5.1	15.4	8.5
Net income	$72.2	$206.1	$205.0

Denominator:
Weighted-average common shares outstanding	102.5	120.5	125.4
Dilutive effect of stock-based awards	0.8	2.2	0.7
Weighted average shares for diluted net income per share	103.3	122.7	126.1

The following table includes common stock equivalents that were not included in the calculation of diluted net income per share for the periods presented:
(In millions)	2011	2010	2009

Employee stock options (1)	6.3	1.8	4.6
Warrants to purchase common stock (1)	15.8	15.5	15.5
Convertible debt Instruments (2)	15.8	15.5	15.5

(1)
These common stock equivalents were excluded because their exercise prices ($35.88, $36.60, and $36.60 per share for the warrants in 2011, 2010, and 2009, respectively) exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive. These securities could be dilutive in future periods.

(2)
These common stock equivalents were excluded because the conversion price ($23.77, $24.25, and $24.25 per share in 2011, 2010, and 2009, respectively) exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive. These securities could be dilutive in future periods.

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

The swap agreements were originally designated as fair value hedges of the related debt and met the requirements to be accounted for under the short-cut method, resulting in no ineffectiveness in the hedging relationship. The periodic interest settlements, which occurred at the same interval as the interest payments on the 2011 Notes, were recorded as interest expense. The gain or loss on these derivatives, as well as the offsetting loss or gain on the related debt, was recognized in current earnings, but had a net earnings effect of zero due to short-cut method accounting.

In September 2009, we repurchased $43.2 million of our 2011 Notes. A portion of these notes were hedged by our interest rate swaps. Upon repurchase of these notes, we were required to discontinue the hedge accounting treatment associated with these derivative instruments which used the short-cut method. We held these instruments until their maturities. Changes in fair value of these instruments were recorded in earnings as an adjustment to interest expense. These adjustments resulted in increases in interest expense of $1.9 million, $3.4 million and $0.6 million in 2011, 2010 and 2009, respectively.

NOTE 12 – FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Basis of Fair Value Measurements
	Fair Value of Assets	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(In millions)
As of December 31, 2010
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps (1) (2)	$1.9	--	$1.9	--

(1)	These interest rate swaps served as economic hedges on our 2011 Notes and expired in May 2011
(2)	Included in other current assets

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

Carrying amounts and the related estimated fair value of our debt financial instruments are as follows:

	December 31, 2011		December 31, 2010
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$670.6	$641.0	$639.8	$713.1

The fair value of our 2013 Convertible Notes was $358.6 million at December 31, 2011, compared with $400.7 million at December 31, 2010. The fair value of the 2019 Notes was $281.4 million at December 31, 2011. The fair value of the 2011 Notes was $311.4 million at December 31, 2010.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Basis of Fair Value Measurements
	Fair Value of Assets (Liabilities)	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(In millions)

Year Ended December 31, 2011
Long-lived assets held and used	$1.3	--	--	$1.3

Year Ended December 31, 2010
Long-lived assets held and used	$0.9	--	--	$0.9

In 2011, long-lived assets held and used in certain locations of our U.S. RadioShack company-operated stores segment with a total carrying value of $4.4 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $3.1 million that was included in earnings for the period.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Lease Commitments: We lease rather than own most of our facilities. Our lease agreements expire at various dates through 2025. Some of these leases are subject to renewal options and provide for the payment of taxes, insurance and maintenance. Our retail locations comprise the largest portion of our leased facilities. These locations are primarily in major shopping malls and shopping centers owned by other companies. Some leases are based on a minimum rental plus a percentage of the store's sales in excess of a stipulated base figure (contingent rent). Certain leases contain escalation clauses. We also lease a distribution center in Mexico, our corporate headquarters, and automobiles.

Future minimum rent commitments at December 31, 2011, under non-cancelable operating leases (net of immaterial amounts of sublease rent income), are included in the following table.

(In millions)	Operating Leases
2012	$195.2
2013	141.6
2014	100.2
2015	70.3
2016	37.9
2017 and thereafter	32.3
Total minimum lease payments	$577.5

Rent Expense:
	Year Ended December 31,
(In millions)	2011	2010	2009
Minimum rents	$224.3	$224.6	$224.3
Occupancy cost	35.3	37.6	39.3
Contingent rents	4.1	5.0	4.7
Total rent expense	$263.7	$267.2	$268.3

Purchase Obligations: We had purchase obligations of $333.2 million at December 31, 2011, which include product commitments and marketing agreements. Of this amount, $316.0 million related to 2012.

Loss Contingencies: FASB Accounting Standards Codification Topic 450 - Contingencies (“ASC 450”) governs our disclosure and recognition of loss contingencies, including pending claims, lawsuits, disputes with third parties, investigations and other actions that are incidental to the operation of our business. ASC 450 uses the following defined terms to describe the likelihood of a future loss:  probable – the future event or events are likely to occur, remote – the chance of the future event or events is slight, and reasonably possible – the chance of the future event or events occurring is more than remote but less than likely. ASC 450 also contains certain requirements with respect to how we accrue for and disclose information concerning our loss contingencies. We accrue for a loss contingency when we conclude that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. When the reasonable estimate of the loss is within a range of amounts, and no amount in the range constitutes a better estimate than any other amount, we accrue for the amount at the low end of the range. We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued. We disclose loss contingencies if there is at least a reasonable possibility that a loss has been incurred. No accrual or disclosure is required for losses that are remote.

Brookler v. RadioShack Corporation:  On April 6, 2004, plaintiffs filed a putative class action in Los Angeles Superior Court, Brookler v. RadioShack Corporation, claiming that we violated California's wage and hour laws relating to meal and rest periods. The meal period portion of the case was originally certified as a class action in February 2006. Our first Motion for Decertification of the class was denied in August 2007. After a favorable decision at the California Court of Appeals in the similar case of Brinker Restaurant Corporation v. Superior Court, we again sought decertification of the class. Based on the California Court of Appeals decision in Brinker, the trial court granted our second motion for class decertification in October 2008. The plaintiffs in Brookler appealed this ruling. Due to the unsettled nature of California law regarding the obligations of employers in respect of meal periods, we and the Brookler plaintiffs requested that the California Court of Appeals stay its ruling on the plaintiffs’ appeal of the class decertification ruling pending the California Supreme Court’s decision in Brinker. The appellate court denied this joint motion and then heard oral arguments in the case on August 5, 2010. On August 26, 2010, the California Court of Appeals reversed the trial court’s decertification of the class, and our Petition for Rehearing was denied on September 14, 2010. On September 28, 2010, we filed a Petition for Review with the California Supreme Court, which granted review and placed the case on hold pending its decision in Brinker. On November 8, 2011, the California Supreme Court heard oral arguments in Brinker. It is expected that a decision will be rendered by the Court sometime in April 2012. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Ordonez v. RadioShack Corporation:  In May 2010, Daniel Ordonez, on behalf of himself and all other similarly situated current and former employees, filed a Complaint against the Company in the Los Angeles Superior Court. In July 2010, Mr. Ordonez filed an Amended Complaint alleging, among other things, that we failed to provide required meal periods, provide required rest breaks, pay overtime compensation, pay minimum wages, and maintain required records. In September 2010 we removed the case to the United States District Court for the Central District of California. The proposed putative class in Ordonez consists of all current and former non-exempt employees for a period within the four (4) years preceding the filing of the case. The meal period claims raised in Ordonez are similar to the claims raised in Brookler as discussed above. Pursuant to a motion filed by the Ordonez parties, the court recently granted a Stipulation and Order to Stay Proceedings pending the decision of the California Supreme Court in Brinker. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Song-Beverly Credit Card Act:  In November 2010, RadioShack received service of process with respect to the first of four putative class action lawsuits filed in California (Sosinov v. RadioShack, Los Angeles Superior Court; Bitter v. RadioShack, Federal District Court, Central District of California; Moreno v. RadioShack, Federal District Court, Southern District of California; and Grant v. RadioShack, San Francisco Superior Court). The plaintiffs in all of these cases seek damages under California’s Song-Beverly Credit Card Act (the “Act”). Plaintiffs claim that under one section of the Act, retailers are prohibited from recording certain personal identification information regarding their customers while processing credit card transactions unless certain statutory exceptions are applicable. The Act provides that any person who violates this section is subject to a civil penalty not to exceed $250 for the first violation and $1,000 for each subsequent violation. In each of the cases, plaintiffs allege that we violated the Act by asking them for personal identification information while processing a credit card transaction and then recording it. We are defending these cases, but are currently unable to reasonably estimate the loss, if any, that may result from them.

Redman v. RadioShack Corporation:  On September 26, 2011, Scott D.H. Redman filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of Illinois. Mr. Redman claims that we violated certain provisions of the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”), which amended the Fair Credit Reporting Act, by displaying the expiration dates of our customers’ credit or debit cards on electronically printed transaction receipts. Mr. Redman filed a motion seeking to certify a class that includes all persons to whom the Company provided an electronically printed transaction receipt, in transactions occurring after June 3, 2008, that displayed the expiration date of the person’s credit or debit card. On November 3, 2011, Mario Aliano and Vitoria Radavicuite filed a similar putative class action lawsuit against the Company, also in the United States District Court for the Northern District of Illinois, alleging similar violations of FACTA. Mr. Aliano and Ms. Radaviciute initially filed a motion seeking to certify a class that includes all persons to whom the Company provided an electronically printed transaction receipt, in transactions occurring in Illinois after June 3, 2008, that displayed the expiration date of the person's credit or debit card. On December 28, 2011, Mr. Aliano and Ms. Radaviciute filed an amended complaint and an amended motion seeking to certify a class that was not limited to transactions occurring in Illinois. On January 11, 2012, the Aliano lawsuit was reassigned to the judge presiding over the Redman lawsuit on the basis of relatedness, and the two cases were consolidated for all purposes. On January 25, 2012, the presiding judge referred the matter to the magistrate judge assigned to the consolidated cases for mediation, extended the time by which the Company must respond to the pending complaints to such time as the magistrate judge shall order, and is holding the motions for class certification in abeyance. We are defending these cases, but are currently unable to reasonably estimate the loss, if any, that may result from them.

T-Mobile:  We previously notified T-Mobile that it had breached its agreement with us through which we offered T-Mobile wireless products and services in our U.S. company-operated stores. We ceased offering T-Mobile wireless products and services in our U.S. company-operated stores on September 14, 2011, and began offering Verizon products and services in our U.S. company-operated stores on September 15, 2011. In conjunction with this transition, we recognized a $2.6 million inventory valuation loss with respect to T-Mobile wireless handsets we had on hand at June 30, 2011, which was classified as additional cost of products sold. Furthermore, in conjunction with this transition, we incurred an additional charge to earnings of $23.4 million in the third quarter of 2011 relating to a payment to T-Mobile. We continue to sell T-Mobile wireless products and services in certain Target Mobile centers.

Additional Disclosure:  For certain loss contingencies, we are currently able to estimate the reasonably possible loss or range of loss, including reasonably possible loss amounts in excess of our accruals, and we estimated that the aggregate of these amounts could be up to $42 million. Probable and reasonably possible losses that we are currently unable to estimate are not included in this amount. In future periods, we may recognize a loss for all, part, or none of this amount.

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

•
Beginning July 1, 2010, the wireless service provider was no longer obligated to pay future residual revenue amounts to the Company for a period of time for customers activated on or before June 30, 2010. For the first six months of 2010, these residual revenue amounts averaged approximately $9 million per quarter. Based on this average, we would receive no residual revenue payments from this wireless service provider for eight quarters beginning with the third quarter of 2010 under the terms of the settlement agreement.

The effects of the settlement agreement have been reflected in net sales and operating revenues for 2010.

In the third quarter of 2010, we reached an agreement with this wireless service provider to modify the commission and chargeback provisions of our wireless reseller agreement. Based on the terms of the settlement agreement, the terms of the amended wireless reseller agreement, and the performance of our business with this wireless service provider, these events did not have a material effect on our results of operations in subsequent periods.

NOTE 15 – SEGMENT REPORTING

The U.S. RadioShack company-operated stores segment consists solely of our 4,476 U.S. company-operated retail stores, all operating under the RadioShack brand name. We evaluate the performance of our segments based on operating income, which is defined as sales less cost of products sold and certain direct operating expenses, including labor, rent, and occupancy costs. Asset balances by segment have not been included in the segment table below, as these are managed on a company-wide level and are not fully allocated to each segment for management reporting purposes. Amounts in the other category reflect our business activities that are not separately reportable, which include sales through our Target Mobile centers, sales to our independent dealers, sales generated by our Mexican subsidiary and our www.radioshack.com website, sales to commercial customers, and sales to other third parties through our global sourcing operations.

	Year Ended December 31,
(In millions)	2011	2010	2009
Net sales and operating revenues:
U.S. RadioShack company-operated stores	$3,663.3	$3,808.2	$3,650.9
Other	714.7	457.6	422.7
	$4,378.0	$4,265.8	$4,073.6

Operating income:
U.S. RadioShack company-operated stores (1)	$530.2	$675.4	$702.8
Other (2) (3)	(0.1)	37.8	41.4
	530.1	713.2	744.2

Unallocated (4)	(375.0)	(363.0)	(388.7)
Operating income	155.1	350.2	355.5

Interest income	3.1	2.6	4.8
Interest expense	(46.8)	(41.9)	(44.1)
Other loss	(4.1)	--	(1.6)
Income from continuing operations before income taxes	$107.3	$310.9	$314.6

Depreciation and amortization:
U.S. RadioShack company-operated stores	$37.9	$45.4	$45.8
Other	8.7	5.2	6.4
	46.6	50.6	52.2
Unallocated (5)	36.1	32.8	38.1
Depreciation and amortization from continuing operations	82.7	83.4	90.3
Depreciation and amortization from discontinued operations	0.4	0.8	2.6
	$83.1	$84.2	$92.9

(1)
Includes a charge to earnings of $23.4 million for 2011 related to a payment to T-Mobile in conjunction with our transition from offering T-Mobile products and services to offering Verizon products and services.

(2)	Includes a loss on the closing of our Chinese manufacturing plant of $11.4 million in 2011.
(3)	Operating loss for our Target Mobile centers increased by $17.0 million from 2010 to 2011 and increased by $4.9 million from 2009 to 2010.
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

(5)	Depreciation and amortization included in the unallocated category primarily relate to our information technology assets.

Product Sales Information: Our consolidated net sales and operating revenues are summarized by groups of similar products and services, as follows:

	Consolidated Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2011		2010		2009
Mobility	$2,251.2	51.4%	$1,885.6	44.2%	$1,375.0	33.8%
Signature	1,256.2	28.7	1,303.9	30.6	1,486.7	36.5
Consumer electronics	840.7	19.2	1,041.0	24.4	1,170.8	28.7
Other sales	29.9	0.7	35.3	0.8	41.1	1.0
Consolidated net sales and operating revenues	$4,378.0	100.0%	$4,265.8	100.0%	$4,073.6	100.0%

NOTE 16 – QUARTERLY DATA (UNAUDITED)

As our operations are retail oriented, our business is subject to seasonal fluctuations, with the fourth quarter generally being the most significant in terms of sales and profits because of the winter holiday selling season.

	Three Months Ended
(In millions, except per share amounts)	March 31, 2011	June 30, 2011	September 30, 2011	December 31 2011

Net sales and operating revenues	$1,017.4	$941.9	$1,031.8	$1,386.9
Cost of products sold (1) (2)	563.0	509.8	589.9	904.5
Gross profit	454.4	432.1	441.9	482.4

Operating expenses:
Selling, general and administrative (3) (4) (5)	370.6	364.3	411.4	431.1
Depreciation and amortization	18.3	18.3	19.2	19.4
Impairment of long-lived assets	0.4	0.6	0.7	1.4
Total operating expenses	389.3	383.2	431.3	451.9

Operating income	65.1	48.9	10.6	30.5

Interest income	0.3	0.5	1.4	0.9
Interest expense	(9.7)	(10.9)	(12.6)	(13.6)
Other loss	(4.1)	--	--	--

Income from continuing operations before income taxes	51.6	38.5	(0.6)	17.8
Income tax expense	20.2	15.0	(0.9)	5.9

Income from continuing operations	31.4	23.5	0.3	11.9
Discontinued operations, net of income taxes	3.7	1.4	--	--

Net income	$35.1	$24.9	$0.3	$11.9

Basic net income per share:
Income per share from continuing operations	$0.30	$0.23	$0.00	$0.12
Income per share from discontinued operations	0.03	0.01	--	--
Net income per share (basic)	$0.33	$0.24	$0.00	$0.12

Diluted net income per share:
Income per share from continuing operations	$0.30	$0.23	$0.00	$0.12
Income per share from discontinued operations	0.03	0.01	--	--
Net income per share (diluted)	$0.33	$0.24	$0.00	$0.12

Shares used in computing net income per share:

Basic	106.2	103.7	100.2	100.0

Diluted	107.4	104.6	100.7	100.4

(1)
Includes an inventory valuation loss of $3.0 million in the second quarter for T-Mobile wireless handsets we had on hand at June 30, 2011. This amount was recognized in conjunction with our transition from offering T-Mobile products and services to offering Verizon products and services.

(2)	Includes an inventory valuation loss of $1.2 million in the second quarter related to the closure of our Chinese manufacturing plant.
(3)	Includes severance costs of $1.5 million, $5.6 million, and $0.4 million in the first, second and third quarters, respectively, related to the closure of our Chinese manufacturing plant.
(4)	Includes a foreign currency exchange loss of $1.5 million in the second quarter related to the closure of our Chinese manufacturing plant.
(5)
Includes a charge to earnings of $23.4 million in the second quarter related to a payment to T-Mobile in conjunction with our transition from offering T-Mobile products and services to offering Verizon products and services.

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

NOTE 17 – SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The obligation to pay principal and interest on the 2019 Notes is jointly and severally guaranteed on a full and unconditional basis by all of the guarantors under the 2016 Credit Facility. On the issue date, the 2019 Notes were guaranteed by all of our wholly-owned domestic subsidiaries except Tandy Life Insurance Company. Refer to Note 4 – “Indebtedness and Borrowing Facilities” for additional information on the 2019 Notes and the corresponding exchange offer.

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

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$4,288.2	$3,928.2	$149.5	$(3,987.9)	$4,378.0
Cost of products sold	2,821.1	3,629.0	105.0	(3,987.9)	2,567.2
Gross profit	1,467.1	299.2	44.5	--	1,810.8

Operating expenses:
Selling, general and administrative	1,422.8	107.6	47.0	--	1,577.4
Depreciation and amortization	68.0	4.6	2.6	--	75.2
Impairment of long-lived assets	3.1	--	--	--	3.1
Total operating expenses	1,493.9	112.2	49.6	--	1,655.7

Operating (loss) income	(26.8)	187.0	(5.1)	--	155.1

Interest income	1.8	10.3	5.8	(14.8)	3.1
Interest expense	(61.5)	--	(0.1)	14.8	(46.8)
Other loss	(4.1)	--	--	--	(4.1)

(Loss) income from continuing operations before income taxes	(90.6)	197.3	0.6	--	107.3
Income tax (benefit) expense	(35.6)	72.3	3.5	--	40.2
Equity in earnings of subsidiaries, net of income taxes	127.2	(4.6)	--	(122.6)	--

Income (loss) from continuing operations	72.2	120.4	(2.9)	(122.6)	67.1
Discontinued operations, net of income taxes	--	5.1	--	--	5.1

Net income (loss)	$72.2	$125.5	$(2.9)	$(122.6)	$72.2

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2010

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$4,302.8	$3,711.1	$154.7	$(3,902.8)	$4,265.8
Cost of products sold	2,701.3	3,443.2	110.4	(3,902.8)	2,352.1
Gross profit	1,601.5	267.9	44.3	--	1,913.7

Operating expenses:
Selling, general and administrative	1,409.0	34.6	40.2	--	1,483.8
Depreciation and amortization	72.0	1.5	2.2	--	75.7
Impairment of long-lived assets	2.3	1.7	--	--	4.0
Total operating expenses	1,483.3	37.8	42.4	--	1,563.5

Operating income	118.2	230.1	1.9	--	350.2

Interest income	0.8	10.3	5.9	(14.4)	2.6
Interest expense	(56.3)	--	--	14.4	(41.9)
Other (loss) income	(0.9)	0.9	--	--	--

Income from continuing operations before income taxes	61.8	241.3	7.8	--	310.9
Income tax expense	26.4	90.6	3.2	--	120.2
Equity in earnings of subsidiaries, net of income taxes	170.7	2.8	--	(173.5)	--

Income from continuing operations	206.1	153.5	4.6	(173.5)	190.7
Discontinued operations, net of income taxes	--	15.4	--	--	15.4

Net income	$206.1	$168.9	$4.6	$(173.5)	$206.1

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2009

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$4,107.1	$3,295.3	$178.8	$(3,507.6)	$4,073.6
Cost of products sold	2,523.4	3,056.9	127.8	(3,507.6)	2,200.5
Gross profit	1,583.7	238.4	51.0	--	1,873.1

Operating expenses:
Selling, general and administrative	1,376.0	15.1	43.9	--	1,435.0
Depreciation and amortization	76.2	0.4	4.5	--	81.1
Impairment of long-lived assets	1.5	--	--	--	1.5
Total operating expenses	1,453.7	15.5	48.4	--	1,517.6

Operating income	130.0	222.9	2.6	--	355.5

Interest income	1.6	9.5	5.5	(11.8)	4.8
Interest expense	(55.7)	--	(0.2)	11.8	(44.1)
Other loss	(1.6)	--	--	--	(1.6)

Income from continuing operations before income taxes	74.3	232.4	7.9	--	314.6
Income tax expense	32.0	81.5	4.6	--	118.1
Equity in earnings of subsidiaries, net of income taxes	162.7	(1.2)	9.4	(170.9)	--

Income from continuing operations	205.0	149.7	12.7	(170.9)	196.5
Discontinued operations, net of income taxes	--	8.5	--	--	8.5

Net income	$205.0	$158.2	$12.7	$(170.9)	$205.0

Condensed Consolidating Balance Sheets

At December 31, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$154.6	$404.9	$32.2	$--	$591.7
Accounts and notes receivable, net	294.1	60.1	6.4	--	360.6
Inventories	658.8	57.4	28.2	--	744.4
Other current assets	110.7	0.8	4.6	--	116.1
Intercompany receivables	--	179.8	--	(179.8)	--
Intercompany notes receivable	--	1,320.7	--	(1,320.7)	--
Total current assets	1,218.2	2,023.7	71.4	(1,500.5)	1,812.8

Property, plant and equipment, net	238.9	22.7	8.6	--	270.2
Goodwill	3.0	0.5	33.5	--	37.0
Other assets, net	43.6	1.1	10.4	--	55.1
Investment in subsidiaries	2,033.0	70.1	--	(2,103.1)	--
Total assets	$3,536.7	$2,118.1	$123.9	$(3,603.6)	$2,175.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	292.9	26.4	28.9	--	348.2
Accrued expenses and other current liabilities	264.3	43.3	7.8	--	315.4
Intercompany payables	175.4	--	4.4	(179.8)	--
Intercompany notes payable	1,320.7	--	--	(1,320.7)	--
Total current liabilities	2,053.3	69.7	41.1	(1,500.5)	663.6

Long-term debt	670.6	--	--	--	670.6
Other non-current liabilities	59.5	27.1	1.0	--	87.6
Total liabilities	2,783.4	96.8	42.1	(1,500.5)	1,421.8

Stockholders’ equity	753.3	2,021.3	81.8	(2,103.1)	753.3
Total liabilities and stockholders’ equity	$3,536.7	$2,118.1	$123.9	$(3,603.6)	$2,175.1

Condensed Consolidating Balance Sheets

At December 31, 2010

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$109.7	$427.4	$32.3	$--	$569.4
Accounts and notes receivable, net	314.7	57.9	4.9	--	377.5
Inventories	650.1	42.9	30.7	--	723.7
Other current assets	100.0	3.0	5.1	--	108.1
Intercompany receivables	--	134.0	9.9	(143.9)	--
Intercompany notes receivable	--	1,224.8	--	(1,224.8)	--
Total current assets	1,174.5	1,890.0	82.9	(1,368.7)	1,778.7

Property, plant and equipment, net	247.3	17.3	9.7	--	274.3
Goodwill	2.9	0.5	37.8	--	41.2
Other assets, net	59.9	10.9	10.4	--	81.2
Investment in subsidiaries	1,911.6	81.7	--	(1,993.3)	--
Total assets	$3,396.2	$2,000.4	$140.8	$(3,362.0)	$2,175.4

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$308.0	$--	$--	$--	$308.0
Accounts payable	203.1	33.5	35.8	--	272.4
Accrued expenses and other current liabilities	275.3	40.8	11.6	--	327.7
Intercompany payables	143.9	--	--	(143.9)	--
Intercompany notes payable	1,224.8	--	--	(1,224.8)	--
Total current liabilities	2,155.1	74.3	47.4	(1,368.7)	908.1

Long-term debt, excluding current maturities	331.8	--	--	--	331.8
Other non-current liabilities	66.8	26.0	0.2	--	93.0
Total liabilities	2,553.7	100.3	47.6	(1,368.7)	1,332.9

Stockholders’ equity	842.5	1,900.1	93.2	(1,993.3)	842.5
Total liabilities and stockholders’ equity	$3,396.2	$2,000.4	$140.8	$(3,362.0)	$2,175.4

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$93.7	$134.0	$(9.8)	$--	$217.9

Cash flows from investing activities:
Additions to property, plant and equipment	(64.2)	(14.8)	(3.1)	--	(82.1)
Dividends received from subsidiary	1.5	--	--	(1.5)	--
Other investing activities	2.0	--	--	--	2.0
Net cash used in investing activities	(60.7)	(14.8)	(3.1)	(1.5)	(80.1)

Cash flows from financing activities:
Issuance of long-term notes	322.5	--	--	--	322.5
Long-term notes issuance costs	(7.1)	--	--	--	(7.1)
Repayments of borrowings	(306.8)	--	--	--	(306.8)
Purchases of treasury stock	(113.3)	--	--	--	(113.3)
Payments of dividends	(49.6)	--	(1.5)	1.5	(49.6)
Changes in cash overdrafts	32.8	--	--	--	32.8
Proceeds from exercise of stock options	6.0	--	--	--	6.0
Change in intercompany receivable/payable	127.4	(141.7)	14.3	--	--
Net cash provided by (used in) financing activities	11.9	(141.7)	12.8	1.5	(115.5)

Net increase (decrease) in cash and cash equivalents	44.9	(22.5)	(0.1)	--	22.3
Cash and cash equivalents, beginning of period	109.7	427.4	32.3	--	569.4
Cash and cash equivalents, end of period	$154.6	$404.9	$32.2	$--	$591.7

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2010

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$45.9	$100.1	$9.0	$--	$155.0

Cash flows from investing activities:
Additions to property, plant and equipment	(65.0)	(12.5)	(2.6)	--	(80.1)
Dividends received from subsidiary	1.7	--	--	(1.7)	--
Other investing activities	0.1	--	--	--	0.1
Net cash used in investing activities	(63.2)	(12.5)	(2.6)	(1.7)	(80.0)

Cash flows from financing activities:
Purchases of treasury stock	(398.8)	--	--	--	(398.8)
Payments of dividends	(26.5)	--	(1.7)	1.7	(26.5)
Changes in cash overdrafts	7.5	--	--	--	7.5
Proceeds from exercise of stock options	4.0	--	--	--	4.0
Change in intercompany receivable/payable	463.0	(462.2)	(0.8)	--	--
Net cash provided by (used in) financing activities	49.2	(462.2)	(2.5)	1.7	(413.8)

Net increase (decrease) in cash and cash equivalents	31.9	(374.6)	3.9	--	(338.8)
Cash and cash equivalents, beginning of period	77.8	802.0	28.4	--	908.2
Cash and cash equivalents, end of period	$109.7	$427.4	$32.3	$--	$569.4

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2009

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$75.2	$139.9	$30.7	$--	$245.8

Cash flows from investing activities:
Additions to property, plant and equipment	(77.2)	(2.2)	(1.6)	--	(81.0)
Dividends received from subsidiary	1.8	--	--	(1.8)	--
Other investing activities	0.2	--	--	--	0.2
Net cash used in investing activities	(75.2)	(2.2)	(1.6)	(1.8)	(80.8)

Cash flows from financing activities:
Repayments of borrowings	(43.2)	--	--	--	(43.2)
Payments of dividends	(31.3)	--	(1.8)	1.8	(31.3)
Changes in cash overdrafts	2.2	--	--	--	2.2
Proceeds from exercise of stock options	0.7	--	--	--	0.7
Change in intercompany receivable/payable	62.0	(47.0)	(15.0)	--	--
Net cash used in financing activities	(9.6)	(47.0)	(16.8)	1.8	(71.6)

Net (decrease) increase in cash and cash equivalents	(9.6)	90.7	12.3	--	93.4
Cash and cash equivalents, beginning of period	87.4	711.3	16.1	--	814.8
Cash and cash equivalents, end of period	$77.8	$802.0	$28.4	$--	$908.2

RADIOSHACK CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description

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

4.9
Indenture, dated as of May 3, 2011, by and among RadioShack Corporation, the Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to RadioShack’s Form 8-K filed on May 4, 2011, and incorporated herein by reference).

4.10	Form of Senior Notes due 2019 (included in Exhibit 4.1 to RadioShack’s Form 8-K filed on May 4, 2011, and incorporated by reference).
4.11
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

10.6
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

10.14
Second Amendment to Lease, dated for all purposes as of July 12, 2010, by and between Tarrant County College District as Landlord, and RadioShack Corporation as Tenant (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on July 12, 2010, and incorporated herein by reference).

10.15 (2)	RadioShack Corporation(1) Officers Deferred Compensation Plan as restated July 10, 1992 (filed as Exhibit 10d to RadioShack’s Form 10-K filed on March 30, 1994, and incorporated herein by reference).
10.16 (2)
Second Amended and Restated RadioShack Corporation Officers Deferred Compensation Plan, effective as of December 31, 2008 (filed as Exhibit 10.54 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.17 (2)	RadioShack Corporation 1993 Incentive Stock Plan as amended (filed as Exhibit 10a to RadioShack's Form 10-Q filed on November 14, 2001, and incorporated herein by reference).
10.18 (2)
Salary Continuation Plan for Executive Employees of RadioShack Corporation(1) and Subsidiaries (Restated) (filed as Exhibit 10a to RadioShack’s Form 10-K filed on March 30, 1994, and incorporated herein by reference).

10.19(2)
Second Amended and Restated Salary Continuation Plan for Executive Employees of RadioShack Corporation and Subsidiaries, effective as of December 31, 2008 (filed as Exhibit 10.53 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.20 (2)
Second Amended and Restated Termination Protection Agreement for Corporate Executives, by and between RadioShack Corporation and James F. Gooch, effective as of December 31, 2010 (filed as Exhibit 10.23 to RadioShack’s Form 10-K filed on February 22, 2011, and incorporated herein by reference).

10.21 (2)	Amended and Restated RadioShack Corporation 1997 Incentive Stock Plan (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).
10.22 (2)	Form of Restricted Stock Agreement under RadioShack Corporation 1997 Incentive Stock Plan (filed as Exhibit 10a to RadioShack’s Form 10-Q filed on May 6, 2005, and incorporated herein by reference).

10.23 (2)	Form of September 30, 1997 Deferred Compensation Agreement (filed as Exhibit 10aa to RadioShack's (1) Form 10-Q filed on May 13, 1998, and incorporated herein by reference).
10.24 (2)	Amended and Restated RadioShack Corporation 1999 Incentive Stock Plan (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).
10.25 (2)
RadioShack Corporation Unfunded Deferred Compensation Plan for Directors as amended and restated July 22, 2000 (filed as Exhibit 10x to RadioShack’s Form 10-K filed on March 28, 2003, and incorporated herein by reference).

10.26 (2)
Second Amended and Restated RadioShack Corporation Unfunded Deferred Compensation Plan for Directors, effective as of December 31, 2008 (filed as Exhibit 10.57 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.27 (2)	Amended and Restated RadioShack Corporation 2001 Incentive Stock Plan (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).
10.28 (2)
RadioShack 2004 Annual and Long-Term Incentive Compensation Plan (the written description of which is contained on pages 26 through 29 of RadioShack's Proxy Statement filed on April 8, 2004, for the 2004 Annual Meeting of Stockholders, and incorporated herein by reference).

10.29 (2)
Amendment to RadioShack 2004 Annual and Long-Term Incentive Compensation Plan (the written description of which is contained on pages 32 and 33 of RadioShack's Proxy Statement filed on April 12, 2007, and incorporated herein by reference).

10.30 (2)
Third Amended and Restated RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors, effective as of December 31, 2008 (filed as Exhibit 10.58 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.31 (2)
Form of Notice of Grant of Deferred Stock Units and Deferred Stock Unit Agreement under the RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on June 6, 2005, and incorporated herein by reference).

10.32 (2)	Form of Incentive Stock Plan(s) Stock Option Agreement for Officers (filed as Exhibit 10(a) to RadioShack’s Form 10-Q filed on November 5, 2004, and incorporated herein by reference).
10.33 (2)	Form of Indemnification Agreement (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on June 6, 2005, and incorporated herein by reference).
10.34 (2)	RadioShack Corporation Officer’s Supplemental Executive Retirement Plan (filed as Exhibit 10.52 to RadioShack’s Form 10-K filed on March 15, 2006, and incorporated herein by reference).
10.35 (2)
Form of RadioShack Corporation Officer’s Supplemental Executive Retirement Plan Agreement (filed as Exhibit 10.53 to RadioShack’s Form 10-K filed on March 15, 2006, and incorporated herein by reference).

10.36 (2)
Form of RadioShack Corporation Officer’s Supplemental Executive Retirement Plan Agreement for Existing Participants in the Salary Continuation Plan (filed as Exhibit 10.54 to RadioShack’s Form 10-K filed on March 15, 2006, and incorporated herein by reference).

10.37 (2)
First Amended and Restated RadioShack Corporation Officer’s Supplemental Executive Retirement Plan (filed as Exhibit 10.59 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.38 (2)
 Second Amended and Restated RadioShack Corporation Officer’s Supplemental Executive Retirement Plan, effective as of December 31, 2010 (filed as Exhibit 10.43 to RadioShack’s Form 10-K filed on February 22, 2011, and incorporated herein by reference).

10.39 (2)
Second Amended and Restated RadioShack Corporation Officers’ Severance Program, effective as of December 31, 2010 (filed as Exhibit 10.46 to RadioShack’s Form 10-K filed on February 22, 2011, and incorporated herein by reference).

10.40 (2) (3)	Third Amended and Restated RadioShack Corporation Officers’ Severance Program, effective December 31, 2011.
10.41 (2)
Incentive Stock Plan Non-Qualified Stock Option Agreement under the 1997 Incentive Stock Plan, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.42 (2)
Incentive Stock Plan Non-Qualified Stock Option Agreement under the 1999 Incentive Stock Plan, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.43 (2)
Incentive Stock Plan Non-Qualified Stock Option Agreement under the 2001 Incentive Stock Plan, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.4 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.44 (2)
Incentive Stock Plan Non-Qualified Stock Option Agreement, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.5 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.45 (2)
Incentive Stock Plan Non-Qualified Stock Option Agreement, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.6 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.46 (2)
Agreement on Nonsolicitation, Confidentiality, Noncompetition and Intellectual Property, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.7 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.47 (2)
Agreement, dated January 21, 2011, between RadioShack Corporation and James F. Gooch (filed as Exhibit 10.55 to RadioShack’s Form 10-K filed on February 22, 2011, and incorporated herein by reference).

10.48 (2)	RadioShack Corporation 2007 Restricted Stock Plan (included as Appendix A to RadioShack's Proxy Statement filed on April 12, 2007, and incorporated herein by reference).
10.49 (2)
Form of Restricted Stock Agreement under the RadioShack Corporation 2007 Restricted Stock Plan (filed as Exhibit 10.2 to RadioShack's Form 8-K filed on May 18, 2007, and incorporated herein by reference).

10.50 (2)
Employment Offer Letter to Dorvin D. Lively from RadioShack Corporation, dated July 27, 2011 (filed as Exhibit 10.70 to RadioShack’s Registration Statement on Form S-4 filed on September 27, 2011, and incorporated herein by reference).

10.51 (2)
Employment Offer Letter to Bryan Bevin from RadioShack Corporation, dated December 11, 2007, as modified effective September 11, 2008 (filed as Exhibit 10.67 to RadioShack’s Form 10-K filed on February 26, 2008, and Item 5.02 of RadioShack’s Form 8-K filed on September 17, 2008, and incorporated herein by reference).

10.52 (2)
Employment Offer Letter to Lee D. Applbaum from RadioShack Corporation, dated August 13, 2008 (filed as Exhibit 10.54 to RadioShack’s Form 10-K filed on February 22, 2010, and incorporated herein by reference).

10.53 (2)
Employment Offer Letter to Sharon S. Stufflebeme from RadioShack Corporation, dated May 20, 2009 (filed as Exhibit 10.61 to RadioShack’s Form 10-K filed on February 22, 2011, and incorporated herein by reference).

10.54 (2)
Employment Offer Letter to Scott E. Young from RadioShack Corporation, dated March 18, 2010 (filed as Exhibit 99.2 to RadioShack’s Form 8-K filed on April 6, 2010, and incorporated herein by reference).

10.55 (2)
Employment Offer Letter to Mary Ann Doran from RadioShack Corporation, dated May 28, 2010 (filed as Exhibit 10.63 to RadioShack’s Form 10-K filed on February 22, 2011, and incorporated herein by reference).

10.56 (2)
Third Amended and Restated RadioShack Corporation Termination Protection Plan (Level I), effective as of December 31, 2010 (filed as Exhibit 10.64 to RadioShack’s Form 10-K filed on February 22, 2011, and incorporated herein by reference).

10.57 (2)	2009 RadioShack Corporation Annual & Long-Term Incentive Compensation Plan (included as Appendix A to RadioShack’s Proxy Statement filed on April 17, 2009, and incorporated herein by reference).
10.58 (2) (3)	First Amended and Restated 2009 RadioShack Corporation Annual & Long-Term Incentive Compensation Plan, effective as of November 3, 2011.
10.59 (2)	RadioShack Corporation 2009 Incentive Stock Plan (included as Appendix B to RadioShack's Proxy Statement filed on April 17, 2009, and incorporated herein by reference).
10.60 (2) (3)	First Amended and Restated RadioShack Corporation 2009 Incentive Stock Plan, effective as of November 3, 2011.
10.61 (2)
Form of Stock Option Agreement under the RadioShack Corporation 2009 Incentive Stock Plan (filed as Exhibit 10.3 to RadioShack's Form 10-Q filed on July 27, 2009, and incorporated herein by reference).

10.62 (2)
Form of Restricted Stock Agreement under the RadioShack Corporation 2009 Incentive Stock Plan (filed as Exhibit 10.59 to RadioShack’s Form 10-K filed on February 22, 2010, and incorporated herein by reference).

10.63 (2)
Form of Restricted Stock Unit Agreement under the RadioShack Corporation 2009 Incentive Stock Plan (filed as Exhibit 10.60 to RadioShack’s Form 10-K filed on February 22, 2010, and incorporated herein by reference).

10.64 (2)
RadioShack Corporation 2011 Executive Deferred Compensation Plan, effective as of December 1, 2010 (filed as Exhibit 10.70 to RadioShack’s Form 10-K filed on February 22, 2011, and incorporated herein by reference).

21 (3)	RadioShack Significant Subsidiaries.
23 (3)	Consent of PricewaterhouseCoopers LLP.
31(a) (3)	Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.

31(b) (3)	Rule 13a-14(a) Certification of the Chief Financial Officer of RadioShack Corporation.
32 (3)	Section 1350 Certifications.(4)
101.INS	XBRL Instance Document (2)(6)
101.SCH	XBRL Taxonomy Extension Schema Document (2)(6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)(6)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)(6)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)(6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)(6)

(1)	RadioShack Corporation was known as Tandy Corporation until May 18, 2000.
(2)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
(3)	Filed with this report.
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
(6)
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