Form 10-Q
period 2012-03-31
RADIOSHACK CORP
filed 2012-04-24
CIK 96289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on April 13, 2012, was 99,427,509.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2012	2011
Net sales and operating revenues	$1,008.3	$1,017.4
Cost of products sold (includes depreciation amounts of $2.0 million and $1.7 million, respectively)	613.8	563.0
Gross profit	394.5	454.4

Operating expenses:
Selling, general and administrative	373.3	370.6
Depreciation and amortization	18.9	18.3
Impairment of long-lived assets	0.5	0.4
Total operating expenses	392.7	389.3

Operating income	1.8	65.1

Interest income	0.5	0.3
Interest expense	(13.1)	(9.7)
Other loss	--	(4.1)

(Loss) income from continuing operations before income taxes	(10.8)	51.6
Income tax (benefit) expense	(2.8)	20.2

(Loss) income from continuing operations	(8.0)	31.4
Discontinued operations, net of income taxes	--	3.7

Net (loss) income	$(8.0)	$35.1

Basic net (loss) income per share:
(Loss) income per share from continuing operations	$(0.08)	$0.30
Income per share from discontinued operations	--	0.03
Net (loss) income per share (basic)	$(0.08)	$0.33

Diluted net (loss) income per share:
(Loss) income per share from continuing operations	$(0.08)	$0.30
Income per share from discontinued operations	--	0.03
Net (loss) income per share (diluted)	$(0.08)	$0.33

Comprehensive (loss) income	$(2.4)	$37.1

Shares used in computing net (loss) income per share:

Basic	99.8	106.2

Diluted	99.8	107.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In millions, except share amounts)	March 31, 2012	December 31, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$566.4	$591.7	$326.2
Accounts and notes receivable, net	236.6	360.6	249.3
Inventories	730.2	744.4	737.9
Other current assets (See Note 4)	131.3	116.1	102.4
Total current assets	1,664.5	1,812.8	1,415.8

Property, plant and equipment, net	260.5	270.2	267.4
Goodwill	40.3	37.0	42.7
Other assets, net	52.7	55.1	81.5
Total assets	$2,018.0	$2,175.1	$1,807.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$252.6	$348.2	$221.9
Accrued expenses and other current liabilities	264.3	315.4	278.9
Total current liabilities	516.9	663.6	500.8

Long-term debt	674.9	670.6	335.7
Other non-current liabilities	86.5	87.6	89.0
Total liabilities	1,278.3	1,421.8	925.5

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 146,033,000 shares issued	146.0	146.0	146.0
Additional paid-in capital	134.6	137.1	142.9
Retained earnings	1,504.7	1,525.1	1,537.6
Treasury stock, at cost; 46,605,000, 46,715,000, and 39,997,000 shares, respectively	(1,039.3)	(1,043.0)	(942.3)
Accumulated other comprehensive loss	(6.3)	(11.9)	(2.3)
Total stockholders’ equity	739.7	753.3	881.9
Total liabilities and stockholders’ equity	$2,018.0	$2,175.1	$1,807.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,
(In millions)	2012	2011
Cash flows from operating activities:
Net (loss) income	$(8.0)	$35.1
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	20.9	20.2
Amortization of discounts on long-term debt	4.3	3.9
Impairment of long-lived assets	0.5	0.4
Stock-based compensation	1.9	1.3
Other non-cash items	2.2	1.1
Changes in operating assets and liabilities:
Accounts and notes receivable	124.8	132.0
Inventories	16.8	(3.9)
Other current assets	13.4	7.4
Accounts payable	(75.5)	(79.1)
Accrued expenses and other	(52.8)	(57.6)
Net cash provided by operating activities	48.5	60.8

Cash flows from investing activities:
Additions to property, plant and equipment	(11.2)	(14.5)
Changes in restricted cash (See Note 4)	(28.0)	--
Net cash used in investing activities	(39.2)	(14.5)

Cash flows from financing activities:
Payments of dividends	(12.4)	--
Changes in cash overdrafts	(22.2)	16.7
Repayments of borrowings	--	(306.8)
Proceeds from exercise of stock options	--	0.6
Net cash used in financing activities	(34.6)	(289.5)

Net decrease in cash and cash equivalents	(25.3)	(243.2)
Cash and cash equivalents, beginning of period	591.7	569.4
Cash and cash equivalents, end of period	$566.4	$326.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Throughout this report, the terms “our,” “we,” “us,” “Company,” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We prepared the accompanying unaudited condensed consolidated financial statements, which include the accounts of RadioShack Corporation and all majority-owned domestic and foreign subsidiaries, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three month periods ended March 31, 2012 and 2011, do not necessarily indicate the results you might expect for the full year. For further information, refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2 – NEW ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to update the presentation of comprehensive income in consolidated financial statements. Under this new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements in its annual financial statements. This guidance is effective for fiscal years beginning after December 15, 2011. We adopted this guidance effective January 1, 2012. Please refer to our condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011, for the required interim period disclosure. In addition to net income, the other primary component of our comprehensive income was foreign currency translation adjustments.

NOTE 3 – DISCONTINUED OPERATIONS

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

All of our remaining kiosks located in Sam’s Club stores were transitioned to Sam’s Club by June 30, 2011. We determined that the cash flows from these kiosks were eliminated from our ongoing operations. Therefore, these operations were reclassified from the kiosks segment to discontinued operations in the second quarter of 2011. The operating results of these kiosks are presented in the condensed consolidated statements of comprehensive income as discontinued operations, net of income taxes, for all periods presented.

We incurred no significant gain or loss associated with the transition of these kiosks to Sam’s Club. We redeployed substantially all of our Sam’s Club kiosk employees to nearby RadioShack stores or Target Mobile centers, and we redistributed our Sam’s Club kiosk inventory to our remaining retail channels. Net sales and operating revenues related to these discontinued operations were zero for the first quarter of 2012, compared with $45.9 million for the same period last year. Income before income taxes for these discontinued operations was zero for the first quarter of 2012, compared with $6.0 million for the same period last year.

NOTE 4 – RESTRICTED CASH

Restricted cash totaled $28.0 million at March 31, 2012, and is included in other current assets in our consolidated balance sheets. This cash is pledged as collateral for a standby letter of credit issued to our general liability insurance provider. We have the ability to withdraw this cash at any time and instead provide a letter of credit issued under our $450 million asset-based revolving credit facility that expires in January 2016 (“2016 Credit Facility”) similar to the letter of credit that was issued under our 2016 Credit Facility at December 31, 2011. We have elected to pledge this cash as collateral to reduce our costs associated with our general liability insurance.

NOTE 5 – INDEBTEDNESS AND BORROWING FACILITIES

2019 Notes: On May 3, 2011, we sold $325 million aggregate principal amount of 6.75% senior unsecured notes due May 15, 2019, in a private offering to qualified institutional buyers. These notes were exchanged for substantially identical notes that were registered with the SEC in December 2011 (“2019 Notes”). The obligation to pay principal and interest on the 2019 Notes is jointly and severally guaranteed on a full and unconditional basis by all of the guarantors under the 2016 Credit Facility, which currently includes all of our wholly-owned domestic subsidiaries except Tandy Life Insurance Company. The 2019 Notes pay interest at a fixed rate of 6.75% per year. Interest is payable semiannually, in arrears, on May 15 and November 15.

The 2019 Notes contain covenants that could, in certain circumstances, limit our ability to issue additional debt, repurchase shares of our common stock, make certain other restricted payments, make investments, or enter into certain other transactions. At March 31, 2012, we were in compliance with these covenants.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2011, for additional information regarding the 2019 Notes.

NOTE 6 – NET (LOSS) INCOME PER SHARE

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

The following table reconciles the numerator and denominator used in the basic and diluted net (loss) income per share calculations for the periods presented:

	Three Months Ended
	March 31,
(In millions)	2012	2011

Numerator:
(Loss) income from continuing operations	$(8.0)	$31.4
Discontinued operations, net of taxes	--	3.7
Net (loss) income	$(8.0)	$35.1

Denominator:
Weighted-average common shares outstanding	99.8	106.2
Dilutive effect of stock-based awards	--	1.2
Weighted average shares for diluted net (loss) income per share	99.8	107.4

The following table includes common stock equivalents that were not included in the calculation of diluted net (loss) income per share for the periods presented. These securities could be dilutive in future periods.

	Three Months Ended
	March 31,
(In millions)	2012	2011

Employee stock options (1) (2)	7.7	2.0
Warrants to purchase common stock (3)	15.8	15.5
Convertible debt instruments (4)	15.8	15.5

(1)
For the first quarter of 2012, 6.4 million of these common stock equivalents were excluded because their exercise prices exceeded the average market price of our common stock during this period, and the effect of their inclusion would be antidilutive. The remaining 1.3 million of these common stock equivalents were excluded in 2012 because the effect of their inclusion would reduce our net loss per share and would be antidilutive.

(2)
For the first quarter of 2011, these common stock equivalents were excluded because their exercise prices exceeded the average market price of our common stock during this period, and the effect of their inclusion would be antidilutive.

(3)
These common stock equivalents were excluded because their exercise prices ($35.88 per share and $36.60 per share for 2012 and 2011, respectively) exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive.

(4)
These common stock equivalents were excluded because their conversion prices ($23.77 per share and $24.25 per share for 2012 and 2011, respectively) exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

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

Interest Rate Swap Agreements: We previously used interest rate-related derivative instruments to manage our exposure to fluctuations of interest rates. In June and August 2003, we entered into interest rate swap agreements with underlying notional amounts of debt of $100 million and $50 million, respectively, and both matured in May 2011. These swaps effectively converted a portion of our long-term fixed rate debt to a variable rate. We entered into these agreements to balance our fixed versus variable rate debt portfolio and to continue to take advantage of lower short-term interest rates. Under these agreements, we contracted to pay a variable rate of LIBOR plus a markup and to receive an annual fixed rate of 7.375%.

The final measurement date on these contracts was February 15, 2011. Therefore, the cash flows from the contracts were fixed through their expiration dates and ceased fluctuating with interest rate changes after that date. We held these instruments until their maturities in May 2011. Changes in fair value of these instruments were recorded in earnings as an adjustment to interest expense. These adjustments resulted in increases in interest expense of $1.3 million for the first quarter of 2011.

NOTE 8 – FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Basis of Fair Value Measurements
	Fair Value of Assets	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(In millions)
As of March 31, 2011
Derivatives Not Designated as Hedging Instruments:
Interest rate swaps (1) (2)	$0.6	--	$0.6	--

(1)	These interest rate swaps served as economic hedges on our 7.375% notes due in May 2011 and expired in May 2011.
(2)	Included in other current assets.

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

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and long-term debt. With the exception of long-term debt, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for long-term debt have been determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the FASB’s fair value hierarchy.

Carrying amounts and the related estimated fair value of our debt financial instruments are as follows:

	March 31, 2012		December 31, 2011
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$674.9	$627.9	$670.6	$641.0

The fair value of our 2.5% convertible notes due in 2013 was $358.4 million at March 31, 2012, compared with $358.6 million at December 31, 2011. The fair value of the 2019 Notes was $268.5 million at March 31, 2012, compared with $281.4 million at December 31, 2011.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Basis of Fair Value Measurements
	Fair Value of Assets (Liabilities)	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(In millions)

Three Months Ended March 31, 2012
Long-lived assets held and used	$0.1	--	--	$0.1

For the three months ended March 31, 2012, long-lived assets held and used in certain locations of our U.S. RadioShack company-operated stores segment with a total carrying value of $0.6 million were written down to their fair value of $0.1 million, resulting in an impairment charge of $0.5 million that was included in earnings for the period. The inputs used to calculate the fair value of these long-lived assets included the projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets. The projected cash flows for a particular store are based on average historical cash flows for that store and are projected through the remainder of its lease. The risk-adjusted rate of return used to discount these cash flows ranges from 15% to 20%.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Brookler v. RadioShack Corporation:  On April 6, 2004, plaintiffs filed a putative class action in Los Angeles Superior Court, Brookler v. RadioShack Corporation, claiming that we violated California's wage and hour laws relating to meal and rest periods. The meal period portion of the case was originally certified as a class action in February 2006. Our first Motion for Decertification of the class was denied in August 2007. After a favorable decision at the California Court of Appeals in the similar case of Brinker Restaurant Corporation v. Superior Court, we filed a second motion for decertification, and in October 2008 the trial court granted our motion. The plaintiffs in Brookler appealed this ruling. Due to the unsettled nature of California law regarding the obligations of employers in respect of meal periods, we and the Brookler plaintiffs requested that the California Court of Appeals stay its ruling on the plaintiffs’ appeal of the class decertification ruling pending the California Supreme Court’s decision in Brinker. The appellate court denied this joint motion and then heard oral arguments in the case on August 5, 2010. On August 26, 2010, the California Court of Appeals reversed the trial court’s decertification of the class, and our Petition for Rehearing was denied on September 14, 2010. On September 28, 2010, we filed a Petition for Review with the California Supreme Court, which granted review and placed the case on hold pending its decision in Brinker. On April 12, 2012, the California Supreme Court issued its decision in Brinker. We are still evaluating the potential effect of this decision on Brookler. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Ordonez v. RadioShack Corporation:  In May 2010, Daniel Ordonez, on behalf of himself and all other similarly situated current and former employees, filed a Complaint against the Company in the Los Angeles Superior Court. In July 2010, Mr. Ordonez filed an Amended Complaint alleging, among other things, that we failed to provide required meal periods, provide required rest breaks, pay overtime compensation, pay minimum wages, and maintain required records. In September 2010 we removed the case to the United States District Court for the Central District of California. The proposed putative class in Ordonez consists of all current and former non-exempt employees for a period within the four (4) years preceding the filing of the case. The meal period claims raised in Ordonez are similar to the claims raised in Brookler as discussed above. Pursuant to a motion filed by the Ordonez parties, the court recently granted a Stipulation and Order to Stay Proceedings pending the decision of the California Supreme Court in Brinker. On April 12, 2012, the California Supreme Court issued its decision in Brinker. We are still evaluating the potential effect of this decision on Ordonez. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

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

Redman v. RadioShack Corporation:  On September 26, 2011, Scott D.H. Redman filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of Illinois. Mr. Redman claims that we violated certain provisions of the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”), which amended the Fair Credit Reporting Act, by displaying the expiration dates of our customers’ credit or debit cards on electronically printed transaction receipts. Mr. Redman filed a motion seeking to certify a class that includes all persons to whom the Company provided an electronically printed transaction receipt, in transactions occurring after June 3, 2008, that displayed the expiration date of the person’s credit or debit card. On November 3, 2011, Mario Aliano and Vitoria Radavicuite filed a similar putative class action lawsuit against the Company, also in the United States District Court for the Northern District of Illinois, alleging similar violations of FACTA. Mr. Aliano and Ms. Radaviciute initially filed a motion seeking to certify a class that includes all persons to whom the Company provided an electronically printed transaction receipt, in transactions occurring in Illinois after June 3, 2008, that displayed the expiration date of the person's credit or debit card. On December 28, 2011, Mr. Aliano and Ms. Radaviciute filed an amended complaint and an amended motion seeking to certify a class that was not limited to transactions occurring in Illinois. On January 11, 2012, the Aliano lawsuit was reassigned to the judge presiding over the Redman lawsuit on the basis of relatedness, and the two cases were consolidated for all purposes. On January 25, 2012, the presiding judge referred the matter to the magistrate judge assigned to the consolidated cases for mediation, extended the time by which the Company must respond to the pending complaints to such time as the magistrate judge shall order, and is holding the motions for class certification in abeyance. A mediation session was held in March 2012. It did not result in a settlement, and we continue to vigorously defend these cases. The outcome of these cases is uncertain and the ultimate resolution of them could have a material adverse effect on our consolidated financial statements in the period in which the resolutions are recorded.

Additional Disclosure:  For certain loss contingencies, we are currently able to estimate the reasonably possible loss or range of loss, including reasonably possible loss amounts in excess of our accruals, and we estimated that the aggregate of these amounts could be up to $13.6 million. This amount reflects recent developments in case law that pertain to certain claims currently pending against the Company. Probable and reasonably possible losses that we are currently unable to estimate are not included in this amount. In future periods, we may recognize a loss for all, part, or none of this amount.

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

NOTE 10 – SEGMENT REPORTING

The U.S. RadioShack company-operated stores segment consists solely of our 4,435 U.S. company-operated retail stores, all operating under the RadioShack brand name. We evaluate the performance of our segments based on operating income, which is defined as sales less cost of products sold and certain direct operating expenses, including labor, rent, and occupancy costs. Asset balances by segment have not been included in the table below, as these are managed on a company-wide level and are not fully allocated to segments for management reporting purposes. Amounts in the other category reflect our business activities that are not separately reportable, which include sales through our Target Mobile centers, sales to our independent dealers, sales generated by our www.radioshack.com website and our Mexican subsidiary, sales to commercial customers, and sales to other third parties through our global sourcing and manufacturing operations.

Revenue by reportable segment is as follows:
	Three Months Ended March 31,
(In millions)	2012	2011
U.S. RadioShack company-operated stores	$833.6	$895.2
Other	174.7	122.2
	$1,008.3	$1,017.4

Operating income by reportable segment and the reconciliation to (loss) income from continuing operations before income taxes are as follows:
	Three Months Ended March 31,
(In millions)	2012	2011
U.S. RadioShack company-operated stores	$91.3	$152.0
Other	3.0	1.6
	94.3	153.6

Unallocated (1)	(92.5)	(88.5)
Operating income	1.8	65.1

Interest income	0.5	0.3
Interest expense	(13.1)	(9.7)
Other loss	--	(4.1)
(Loss) income from continuing operations before income taxes	$(10.8)	$51.6

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

NOTE 11 – SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

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

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Three Months Ended March 31, 2012

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$978.8	$852.6	$31.4	$(854.5)	$1,008.3
Cost of products sold	658.4	790.4	19.5	(854.5)	613.8
Gross profit	320.4	62.2	11.9	--	394.5

Operating expenses:
Selling, general and administrative	333.4	30.0	9.9	--	373.3
Depreciation and amortization	16.7	1.7	0.5	--	18.9
Impairment of long-lived assets	0.5	--	--	--	0.5
Total operating expenses	350.6	31.7	10.4	--	392.7

Operating (loss) income	(30.2)	30.5	1.5	--	1.8

Interest income	0.1	2.7	1.5	(3.8)	0.5
Interest expense	(16.9)	--	--	3.8	(13.1)

(Loss) income from continuing operations before income taxes	(47.0)	33.2	3.0	--	(10.8)
Income tax (benefit) expense	(16.8)	13.0	1.0	--	(2.8)
Equity in earnings of subsidiaries,net of income taxes	22.2	1.5	--	(23.7)	--

(Loss) income from continuing operations	(8.0)	21.7	2.0	(23.7)	(8.0)
Discontinued operations, net of income taxes	--	--	--	--	--

Net (loss) income	$(8.0)	$21.7	$2.0	$(23.7)	$(8.0)

Comprehensive (loss) income	$(2.4)	$27.3	$7.6	$(34.9)	$(2.4)

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Three Months Ended March 31, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$1,027.6	$894.7	$36.2	$(941.1)	$1,017.4
Cost of products sold	650.7	828.3	25.1	(941.1)	563.0
Gross profit	376.9	66.4	11.1	--	454.4

Operating expenses:
Selling, general and administrative	339.7	18.9	12.0	--	370.6
Depreciation and amortization	16.9	0.6	0.8	--	18.3
Impairment of long-lived assets	0.4	--	--	--	0.4
Total operating expenses	357.0	19.5	12.8	--	389.3

Operating income (loss)	19.9	46.9	(1.7)	--	65.1

Interest income	0.1	2.8	1.4	(4.0)	0.3
Interest expense	(13.7)	--	--	4.0	(9.7)
Other loss	(4.1)	--	--	--	(4.1)

Income (loss) from continuing operations before income taxes	2.2	49.7	(0.3)	--	51.6
Income tax expense	1.6	18.0	0.6	--	20.2
Equity in earnings of subsidiaries, net of income taxes	34.5	(1.1)	--	(33.4)	--

Income (loss) from continuing operations	35.1	30.6	(0.9)	(33.4)	31.4
Discontinued operations, net of income taxes	--	3.7	--	--	3.7

Net income (loss)	$35.1	$34.3	$(0.9)	$(33.4)	$35.1

Comprehensive income (loss)	$37.1	$36.3	$1.1	$(37.4)	$37.1

Condensed Consolidating Balance Sheets (unaudited)

At March 31, 2012

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$151.2	$395.5	$19.7	$--	$566.4
Accounts and notes receivable, net	197.1	33.7	5.8	--	236.6
Inventories	636.7	65.3	28.2	--	730.2
Other current assets	125.3	1.0	5.0	--	131.3
Intercompany receivables	--	208.9	--	(208.9)	--
Intercompany notes receivable	--	1,330.3	--	(1,330.3)	--
Total current assets	1,110.3	2,034.7	58.7	(1,539.2)	1,664.5

Property, plant and equipment, net	229.8	21.8	8.9	--	260.5
Goodwill	3.1	0.5	36.7	--	40.3
Other assets, net	40.9	1.3	10.5	--	52.7
Investment in subsidiaries	2,060.8	77.0	--	(2,137.8)	--
Total assets	$3,444.9	$2,135.3	$114.8	$(3,677.0)	$2,018.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$222.0	$16.4	$14.2	$--	$252.6
Accrued expenses and other current liabilities	213.0	43.1	8.2	--	264.3
Intercompany payables	206.9	--	2.0	(208.9)	--
Intercompany notes payable	1,330.3	--	--	(1,330.3)	--
Total current liabilities	1,972.2	59.5	24.4	(1,539.2)	516.9

Long-term debt	674.9	--	--	--	674.9
Other non-current liabilities	58.1	27.5	0.9	--	86.5
Total liabilities	2,705.2	87.0	25.3	(1,539.2)	1,278.3

Stockholders’ equity	739.7	2,048.3	89.5	(2,137.8)	739.7
Total liabilities and stockholders’ equity	$3,444.9	$2,135.3	$114.8	$(3,677.0)	$2,018.0

Condensed Consolidating Balance Sheets (unaudited)

At December 31, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$154.6	$404.9	$32.2	$--	$591.7
Accounts and notes receivable, net	294.1	60.1	6.4	--	360.6
Inventories	658.8	57.4	28.2	--	744.4
Other current assets	110.7	0.8	4.6	--	116.1
Intercompany receivables	--	179.8	--	(179.8)	--
Intercompany notes receivable	--	1,320.7	--	(1,320.7)	--
Total current assets	1,218.2	2,023.7	71.4	(1,500.5)	1,812.8

Property, plant and equipment, net	238.9	22.7	8.6	--	270.2
Goodwill	3.0	0.5	33.5	--	37.0
Other assets, net	43.6	1.1	10.4	--	55.1
Investment in subsidiaries	2,033.0	70.1	--	(2,103.1)	--
Total assets	$3,536.7	$2,118.1	$123.9	$(3,603.6)	$2,175.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$292.9	$26.4	$28.9	$--	$348.2
Accrued expenses and other current liabilities	264.3	43.3	7.8	--	315.4
Intercompany payables	175.4	--	4.4	(179.8)	--
Intercompany notes payable	1,320.7	--	--	(1,320.7)	--
Total current liabilities	2,053.3	69.7	41.1	(1,500.5)	663.6

Long-term debt	670.6	--	--	--	670.6
Other non-current liabilities	59.5	27.1	1.0	--	87.6
Total liabilities	2,783.4	96.8	42.1	(1,500.5)	1,421.8

Stockholders’ equity	753.3	2,021.3	81.8	(2,103.1)	753.3
Total liabilities and stockholders’ equity	$3,536.7	$2,118.1	$123.9	$(3,603.6)	$2,175.1

Condensed Consolidating Balance Sheets (unaudited)

At March 31, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$156.2	$151.1	$18.9	$--	$326.2
Accounts and notes receivable, net	215.8	26.8	6.7	--	249.3
Inventories	650.9	59.7	27.3	--	737.9
Other current assets	94.7	1.7	6.0	--	102.4
Intercompany receivables	--	222.3	6.0	(228.3)	--
Intercompany notes receivable	--	1,456.8	--	(1,456.8)	--
Total current assets	1,117.6	1,918.4	64.9	(1,685.1)	1,415.8

Property, plant and equipment, net	244.9	13.2	9.3	--	267.4
Goodwill, net	3.0	0.5	39.2	--	42.7
Other assets, net	57.6	13.9	10.0	--	81.5
Investment in subsidiaries	1,950.8	82.7	--	(2,033.5)	--
Total assets	$3,373.9	$2,028.7	$123.4	$(3,718.6)	$1,807.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$179.6	$23.8	$18.5	$--	$221.9
Accrued expenses and other current liabilities	229.5	39.4	10.0	--	278.9
Intercompany payables	228.2	--	0.1	(228.3)	--
Intercompany notes payable	1,456.8	--	--	(1,456.8)	--
Total current liabilities	2,094.1	63.2	28.6	(1,685.1)	500.8

Long-term debt	335.7	--	--	--	335.7
Other non-current liabilities	62.2	26.6	0.2	--	89.0
Total liabilities	2,492.0	89.8	28.8	(1,685.1)	925.5

Stockholders’ equity	881.9	1,938.9	94.6	(2,033.5)	881.9
Total liabilities and stockholders’ equity	$3,373.9	$2,028.7	$123.4	$(3,718.6)	$1,807.4

Condensed Consolidating Statements of Cash Flows (unaudited)

For the Three Months Ended March 31, 2012

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$28.2	$30.3	$(10.0)	$--	$48.5

Cash flows from investing activities:
Additions to property, plant and equipment	(10.1)	(1.0)	(0.1)	--	(11.2)
Changes in restricted cash	(28.0)	--	--	--	(28.0)
Net cash used in investing activities	(38.1)	(1.0)	(0.1)	--	(39.2)

Cash flows from financing activities:
Payments of dividends	(12.4)	--	--	--	(12.4)
Changes in cash overdrafts	(22.2)	--	--	--	(22.2)
Change in intercompany receivable/payable	41.1	(38.7)	(2.4)	--	--
Net cash provided by (used in) financing activities	6.5	(38.7)	(2.4)	--	(34.6)

Net decrease in cash and cash equivalents	(3.4)	(9.4)	(12.5)	--	(25.3)
Cash and cash equivalents, beginning of period	154.6	404.9	32.2	--	591.7
Cash and cash equivalents, end of period	$151.2	$395.5	$19.7	$--	$566.4

Condensed Consolidating Statements of Cash Flows (unaudited)

For the Three Months Ended March 31, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$32.7	$45.3	$(17.2)	$--	$60.8

Cash flows from investing activities:
Additions to property, plant and equipment	(13.0)	(1.3)	(0.2)	--	(14.5)
Net cash used in investing activities	(13.0)	(1.3)	(0.2)	--	(14.5)

Cash flows from financing activities:
Changes in cash overdrafts	16.7	--	--	--	16.7
Repayments of borrowings	(306.8)	--	--	--	(306.8)
Proceeds from exercise of stock options	0.6	--	--	--	0.6
Change in intercompany receivable/payable	316.3	(320.3)	4.0	--	--
Net cash provided by (used in) financing activities	26.8	(320.3)	4.0	--	(289.5)

Net increase (decrease) in cash and cash equivalents	46.5	(276.3)	(13.4)	--	(243.2)
Cash and cash equivalents, beginning of period	109.7	427.4	32.3	--	569.4
Cash and cash equivalents, end of period	$156.2	$151.1	$18.9	$--	$326.2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”).

This MD&A section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and capital resources, and certain factors that may affect our future results of operations, including economic and industry-wide factors. You should read this MD&A in conjunction with our condensed consolidated financial statements and accompanying notes included under Part I, Item 1, of this Quarterly Report, as well as with our Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS

First Quarter Summary
Net sales and operating revenues decreased $9.1 million, or 0.9%, to $1,008.3 million when compared with the same period last year. Comparable store sales decreased 4.2%. Our decrease in net sales and operating revenues was driven primarily by our comparable store sales decrease, which was substantially offset by sales at our additional 610 Target Mobile centers that were open on March 31, 2012, but were not open on March 31, 2011. The decrease in comparable store sales was primarily driven by decreased sales in our Sprint postpaid wireless business as well as decreased sales of prepaid wireless handsets, laptops, and home entertainment accessories. Those decreases were partially offset by increased sales in our AT&T postpaid wireless business as well as increased sales of tablet devices, tablet accessories, headphones, and a net increase in sales at our U.S. RadioShack company-operated stores for our Verizon postpaid business as compared to our T-Mobile postpaid wireless business in the first quarter of 2011.

Consolidated gross profit decreased $59.9 million, or 13.2%, for the first quarter, when compared with the same period last year. The decrease in gross profit was primarily driven by a decrease in our gross margin of 5.6 percentage points and decreased net sales and operating revenues for the first quarter, when compared with the same period last year. The decrease in gross margin was driven primarily by a change in our sales mix within our mobility platform towards lower margin smartphones and tablets, combined with the overall growth of our mobility platform through our 610 additional Target Mobile centers. Smartphones generally, and the Apple iPhone in particular, carry a lower gross margin rate, given their higher average cost basis.

Consolidated SG&A expense increased $2.7 million, or 0.7%, for the first quarter, when compared with the same period last year. This represents a 0.6 percentage point increase as a percentage of net sales and operating revenues for the first quarter. The increase in SG&A expense for the first quarter was primarily driven by increased costs to support our additional 610 Target Mobile centers, which were partially offset by decreased advertising expense.

Our loss from continuing operations was $8.0 million ($0.08 per share) for the first quarter, compared with income from continuing operations of $31.4 million ($0.30 per diluted share) for the same period last year. Our net loss was $8.0 million ($0.08 per share) for the first quarter, compared with net income of $35.1 million ($0.33 per diluted share) for the same period last year.

Adjusted EBITDA from continuing operations was $22.7 million, compared with $85.1 million for the same period last year.

	Three Months Ended
	March 31,
(In millions)	2012	2011
Reconciliation of adjusted EBITDA from continuing operations to income from continuing operations
Adjusted EBITDA from continuing operations(1)	$22.7	$85.1
Interest expense, net of interest income	(12.6)	(9.4)
Income tax benefit (expense)	2.8	(20.2)
Depreciation and amortization	(20.9)	(20.0)
Other loss	--	(4.1)
(Loss) income from continuing operations	$(8.0)	$31.4

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

RadioShack Retail Outlets
The table below shows our retail locations allocated among U.S. and Mexico company-operated stores, Target Mobile centers, discontinued kiosks and dealer and other outlets at the following dates:

	March 31, 2012	Dec. 31, 2011	Sep. 30, 2011	June 30, 2011	March 31, 2011
U.S. RadioShack company-operated stores (1)	4,435	4,476	4,461	4,463	4,467
Target Mobile (2)	1,497	1,496	1,490	1,481	887
Mexico RadioShack company-operated stores	225	227	211	211	212
Dealer and other outlets	1,115	1,110	1,123	1,142	1,175
Discontinued kiosks (3)	--	--	--	--	417
Total number of retail locations	7,272	7,309	7,285	7,297	7,158

(1)	In the first quarter of 2012, we closed 40 stores after we decided to not renew their leases.
(2)	In the third quarter of 2010 we signed a multi-year agreement with Target Corporation to operate Target Mobile centers in certain Target stores.
(3)
In February 2009, we signed a contract extension with Sam’s Club through March 31, 2011, with a transition period that ended on June 30, 2011, to operate kiosks in certain Sam’s Club stores. We transitioned all of the remaining kiosks we operated in Sam’s Club stores by June 30, 2011.

Net Sales and Operating Revenues
Consolidated net sales and operating revenues are as follows:

	Three Months Ended
	March 31,
(In millions)	2012	2011

U.S. RadioShack company-operated stores	$833.6	$895.2
Other	174.7	122.2
Consolidated net sales and operating revenues	$1,008.3	$1,017.4

Consolidated net sales and operating revenues (decrease) increase	(0.9%)	2.6%
Comparable store sales(1) decrease	(4.2%)	(0.5%)

(1)
Comparable store sales include the sales of U.S. and Mexico RadioShack company-operated stores as well as Target Mobile centers with more than 12 full months of recorded sales. Sales from discontinued operations have been excluded from these calculations.

U.S. RadioShack Company-Operated Stores Segment

U.S. RadioShack company-operated store sales for the first quarter decreased $61.6 million, or 6.9%, when compared with the same period last year.

Sales in our mobility platform (which includes postpaid and prepaid wireless handsets, commissions and residual income, prepaid wireless airtime, e-readers, and tablet devices) decreased 5.2% for the first quarter, when compared with the same period last year. This decrease was primarily driven by decreased sales in our Sprint postpaid business and decreased sales of prepaid wireless handsets. These sales decreases were partially offset by increased sales in our AT&T postpaid business, increased sales of tablet devices and the net increase in sales in our Verizon postpaid business as compared to our T-Mobile postpaid wireless business in the first quarter of 2011.

Sales in our signature platform (which includes wireless, music, computer, video game, and home entertainment accessories; general purpose and special purpose power products; technical products; and services) increased 0.7% for the first quarter, when compared with the same period last year. Product categories with significant sales increases during the period included tablet accessories and headphones. Product categories with significant sales decreases during the period included home entertainment accessories and personal computer accessories.

Sales in our consumer electronics platform (which includes digital music players, personal computing products, laptop computers, cameras, residential telephones, digital televisions, and other consumer electronics products) decreased 24.1% for the first quarter, compared with the same period last year. These sales decreases were driven by sales declines in laptop computers, digital music players, digital cameras, digital televisions, and GPS devices.

Other Sales

Amounts in other sales reflect our business activities that are not separately reportable, which include sales through our Target Mobile centers, sales to our independent dealers, and sales generated by our www.radioshack.com website and our Mexican subsidiary. Other sales increased $52.5 million, or 43.0%, for the first quarter, when compared with the same period last year. These sales increases were driven primarily by our additional 610 Target Mobile centers, which were open on March 31, 2012, but were not open on March 31, 2011, and by increased sales from our Mexican subsidiary. These sales increases were partially offset by decreased sales to our independent dealers.

Gross Profit
Consolidated gross profit and gross margin are as follows:

	Three Months Ended
	March 31,
(In millions)	2012	2011

Gross profit	$394.5	$454.4
Gross margin	39.1%	44.7%

Gross profit decrease	(13.2%)	(2.6%)

Consolidated gross profit decreased $59.9 million, or 13.2%, for the first quarter, when compared with the same period last year. The decrease in gross profit was primarily driven by a decrease in our gross margin of 5.6 percentage points and decreased net sales and operating revenues for the first quarter, when compared with the same period last year. The decrease in gross margin was driven primarily by a change in our sales mix within our mobility platform towards lower margin smartphones and tablets, combined with the overall growth of our mobility platform through our 610 additional Target Mobile centers. Smartphones generally, and the Apple iPhone in particular, carry a lower gross margin rate, given their higher average cost basis.

Gross margin for our U.S. RadioShack company-operated stores segment decreased by 4.4 percentage points for the first quarter, when compared with the same period last year. This decrease was driven primarily by a change in our sales mix within our mobility platform towards lower margin smartphones and tablets.

Selling, General and Administrative Expense
Consolidated selling, general and administrative expense is as follows:

	Three Months Ended
	March 31,
(In millions)	2012	2011

Selling, general and administrative expense	$373.3	$370.6
As a percent of net sales and operating revenues	37.0%	36.4%

Selling, general and administrative expense increase	0.7%	2.0%

Consolidated SG&A expense increased $2.7 million, or 0.7%, for the first quarter, when compared with the same period last year. This represents a 0.6 percentage point increase as a percentage of net sales and operating revenues for the first quarter.

The increase in SG&A expense for the first quarter was primarily driven by increased costs to support our 610 additional Target Mobile centers, which was partially offset by decreased advertising expense.

Depreciation and Amortization
Depreciation and amortization from continuing operations, including amounts recorded in cost of products sold, was $20.9 million for the first quarter, compared with $20.0 million for the same period last year.

Net Interest Expense
Consolidated net interest expense, which is interest expense net of interest income, was $12.6 million for the first quarter, compared with $9.4 million for the same period last year.

Interest expense for 2012 primarily consists of interest paid at the stated coupon rate on our long-term notes and the non-cash amortization of the discounts on our long-term notes. Interest expense for 2011 also included cash received on our interest rate swaps and the non-cash change in fair value of our interest rate swaps.

Interest expense increased $3.4 million for the first quarter, when compared with the same period last year. This increase was driven by the interest expense related to our 2019 Notes, which were outstanding for all of the first quarter of 2012, but were not outstanding during the same period last year. Non-cash interest expense was $4.3 million for the first quarter, compared with $4.7 million for the same period last year.

Income Tax Expense
The income tax provision for each quarterly period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are recorded in the quarterly period in which they occur. Our effective tax rate was 25.9% for the first quarter of 2012, compared with 39.1% for the same period last year. Our income tax benefit for the first quarter of 2012 was partially offset by income tax expense related to certain stock-based compensation effects and income tax expense for interest accrued on our liabilities for uncertain tax positions.

Discontinued Operations
All of our remaining kiosks located in Sam’s Club stores were transitioned to Sam’s Club by June 30, 2011. Income before income taxes for these discontinued operations was zero for the first quarter, compared with $6.0 million for the same period last year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Refer to Note 2 – “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Operating Activities: Cash provided by operating activities for the first quarter of 2012 was $48.5 million, compared with $60.8 million for the same period last year. Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and changes in working capital components. Net income plus non-cash adjustments to net income was $21.8 million for the first quarter of 2012, compared with $62.0 million for the same period last year. Cash provided by working capital components was $26.7 million for the first quarter of 2012, compared with cash used in working capital components of $1.2 million for the same period last year. The decrease in net income plus non-cash adjustments was primarily driven by decreased earnings for the first quarter of 2012.

Investing Activities: Cash used in investing activities was $39.2 million for the first quarter of 2012, compared with $14.5 million for the same period last year. This increase was driven by the change in our restricted cash balance in the first quarter of 2012, which was partially offset by decreased capital expenditures. See “Cash Requirements” below in this MD&A regarding our restricted cash and capital expenditures.

Financing Activities: Cash used in financing activities was $34.6 million for the first quarter of 2012, compared with $289.5 million for the same period last year. The net cash used in financing activities for the first quarter of 2011 included cash paid to redeem our 7.375% notes due May 15, 2011.

Free Cash Flow: Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $24.9 million for the first quarter of 2012, compared with $46.3 million for the same period last year. The decrease in free cash flow for the first quarter of 2012 was attributable to decreased cash flows from operating activities as described above and the payment of our quarterly dividend in the first quarter of 2012.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, make dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which was $48.5 million for the first quarter of 2012, compared with $60.8 million for the same period last year. We do not intend for the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP, nor do we intend to imply that free cash flow represents cash flow available for discretionary expenditures. The following table is a reconciliation of cash flows from operating activities to free cash flow.

	Three Months Ended March 31,		Year Ended December 31,
(In millions)	2012	2011	2011

Net cash provided by operating activities	$48.5	$60.8	$217.9
Less:
Additions to property, plant and equipment	11.2	14.5	82.1
Payments of dividends	12.4	--	49.6
Free cash flow	$24.9	$46.3	$86.2

SOURCES OF LIQUIDITY
As of March 31, 2012, we had $566.4 million in cash and cash equivalents. We believe that our cash flows from operations and available cash and cash equivalents will adequately fund our operations, our capital expenditures, and our debt obligations. Additionally, at March 31, 2012, we had $449.5 million of availability under our $450 million asset-based revolving credit facility that expires in January 2016 (“2016 Credit Facility”).

2016 Credit Facility: We had no borrowings outstanding under the 2016 Credit Facility at any time during the first quarter, but our availability under the credit facility was reduced by an aggregate amount of outstanding commercial letters of credit ranging from $0.2 million to $0.6 million during the first quarter.

The 2016 Credit Facility contains affirmative and negative covenants that, among other things, restrict certain payments, including dividends and share repurchases. We were in compliance with those covenants at March 31, 2012. Also, if we do not meet a specified consolidated fixed charge coverage ratio during a trailing twelve-month period, the availability under our credit facility will be reduced by the greater of 12.5% of the borrowing base (currently $56.3 million) or $45 million. For the first quarter of 2012 our availability under the 2016 Credit Facility was unaffected by our consolidated fixed charge coverage ratio.

As a result of our recent trend of lower earnings, it has become possible that we may not meet the specified consolidated fixed charge coverage ratio in future periods. If such a scenario were to occur, we believe that the reduced availability under our credit facility would have no effect on our ability to fund our operations, capital expenditures or dividend payments because these amounts would be funded from our cash and cash equivalents and we currently anticipate that no amount would be borrowed under the credit facility.

Refer to Note 4 – “Indebtedness and Borrowing Facilities” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, for additional information regarding this credit facility.

CASH REQUIREMENTS

Capital Expenditures: We estimate that our capital expenditure requirements for 2012 will range from $70 million to $90 million. Information systems projects and U.S. RadioShack company-operated store remodels and relocations will account for the majority of these anticipated capital expenditures. Cash and cash equivalents and cash generated from operating activities will be used to fund future capital expenditure needs.

Restricted Cash: Restricted cash totaled $28.0 million at March 31, 2012, and is included in other current assets in our consolidated balance sheets. This cash is pledged as collateral for a standby letter of credit issued to our general liability insurance provider. We have the ability to withdraw this cash at any time and instead provide a letter of credit issued under our 2016 Credit Facility similar to the letter of credit that was issued under our 2016 Credit Facility at December 31, 2011. We have elected to pledge this cash as collateral to reduce our costs associated with our general liability insurance.

Long-term debt: There have been no significant changes to our long-term debt since December 31, 2011. Refer to Note 4 – “Indebtedness and Borrowing Facilities” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, for information regarding our long-term debt.

Contractual Obligations: There have been no significant changes to our contractual obligations and commercial commitments outside the ordinary course of business since December 31, 2011. Refer to our Annual Report on Form 10-K for the year ended December 31, 2011, for additional information regarding our contractual obligations and commercial commitments.

Capitalization
The following table sets forth information about our capitalization on the dates indicated.

	March 31,		December 31,		March 31,
	2012		2011		2011
(In millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent

Long-term debt	$674.9	47.7%	$670.6	47.1%	$335.7	27.6%
Stockholders’ equity	739.7	52.3	753.3	52.9	881.9	72.4
Total capitalization	$1,414.6	100.0%	$1,423.9	100.0%	$1,217.6	100.0%

The change from our March 31, 2011, balances to our March 31, 2012, balances reflect the issuance of $325 million in principal amount of our 2019 Notes, the $101.4 million paid to repurchase 6.3 million shares of our common stock in 2011, and $62 million in dividends paid in the last twelve months. We continually assess alternatives to our capital structure and evaluate strategic capital initiatives. These may include, but are not limited to, new debt issuances, dividends, additional share repurchases, and modifications of existing debt, such as the amount of debt outstanding, the types of debt issued and the maturity dates of the debt. These alternatives, if implemented, could materially affect our capital structure, debt ratios, and cash balances.

Dividends: On March 30, 2012, we paid a quarterly cash dividend of $0.125 per share, which totaled $12.4 million, to stockholders of record at the close of trading on March 16, 2012. The dividend was funded from cash on hand.

Share Repurchases: In October 2011, our Board of Directors approved an authorization for a total share repurchase of $200 million of the Company’s common stock to be executed through open market or private transactions. At March 31, 2012, $188.1 million of the authorized amount was available for share repurchases under this program, but on January 30, 2012, we announced that share repurchases under this program have been suspended.

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

OFF-BALANCE SHEET ARRANGEMENTS
Other than our operating leases, we do not have any off-balance sheet financing arrangements, transactions, or special purpose entities. Refer to Note 13 – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, for information regarding our operating leases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates have not significantly changed since December 31, 2011. Refer to our Annual Report on Form 10-K for the year ended December 31, 2011, for a discussion of our critical accounting policies and estimates.

FACTORS THAT MAY AFFECT FUTURE RESULTS
Matters discussed in MD&A and in other parts of this report include forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are statements that are not historical and may be identified by the use of words such as “expect,” “anticipate,” “believe,” “estimate,” “potential” or similar words. These matters include statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks, and uncertainties, including the risk factors described in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 31, 2012, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our cash equivalents of $405.3 million at March 31, 2012. These instruments currently yield less than 100 basis points on an annualized basis. A hypothetical decrease of interest rates to zero would result in a decrease in annual interest income of less than $4.1 million. This hypothesis assumes no change in the cash equivalent balance.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Refer to Note 9 – “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information on legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)  Stock Repurchases

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 – 31, 2012	--		$--	--	$188,100,224
February 1 – 29, 2012	57,589	(2)	$7.18	--	$188,100,224
March 1 – 31, 2012	21,502	(2)	$7.02	--	$188,100,224
Total	--			--

(1)
In October 2011, our Board of Directors approved an authorization for a total share repurchase of $200 million of the Company’s common stock to be executed through open market or private transactions. The share repurchase authorization has no stated expiration date. At March 31, 2012, $188.1 million of the authorized amount was available for share repurchases under this program, but on January 30, 2012, we announced that share repurchases under this program have been suspended.

(2)	Shares acquired by RadioShack for tax withholdings upon vesting of restricted stock awards, which were not repurchased pursuant to a share repurchase program.

ITEM 6. EXHIBITS.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this Quarterly Report on Form 10-Q is set forth in the Index to Exhibits on page 26.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIOSHACK CORPORATION

April 24, 2012	By:	/s/ Dorvin D. Lively
Dorvin D. Lively
Executive Vice President - Chief Financial Officer and Chief Administrative Officer
(principal financial officer)

April 24, 2012	By:	/s/ Martin O. Moad
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

10.1 (2)
Second Amendment to Credit Agreement, dated as of February 13, 2012, among RadioShack Corporation, the Facility Guarantors thereunder, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent for itself and the other Lenders.

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