Form 10-Q
period 2012-07-10
RADIOSHACK CORP
filed 2012-07-25
CIK 96289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on July 16, 2012, was 99,441,841.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2012	2011	2012	2011
Net sales and operating revenues	$953.2	$941.9	$1,961.5	$1,959.3
Cost of products sold (includes depreciation amounts of $2.1 million, $1.9 million, $4.1 million and $3.6 million, respectively)	592.9	509.8	1,206.7	1,072.8
Gross profit	360.3	432.1	754.8	886.5

Operating expenses:
Selling, general and administrative	362.5	364.3	735.8	734.9
Depreciation and amortization	18.0	18.3	36.9	36.6
Impairment of long-lived assets	1.0	0.6	1.5	1.0
Total operating expenses	381.5	383.2	774.2	772.5

Operating (loss) income	(21.2)	48.9	(19.4)	114.0

Interest income	0.3	0.5	0.8	0.8
Interest expense	(12.9)	(10.9)	(26.0)	(20.6)
Other loss	--	--	--	(4.1)

(Loss) income from continuing operations before income taxes	(33.8)	38.5	(44.6)	90.1
Income tax (benefit) expense	(12.8)	15.0	(15.6)	35.2

(Loss) income from continuing operations	(21.0)	23.5	(29.0)	54.9
Discontinued operations, net of income taxes	--	1.4	--	5.1

Net (loss) income	$(21.0)	$24.9	$(29.0)	$60.0

Basic and diluted net (loss) income per share:
(Loss) income per share from continuing operations	$(0.21)	$0.23	$(0.29)	$0.52
Income per share from discontinued operations	--	0.01	--	0.05
Net (loss) income per share	$(0.21)	$0.24	$(0.29)	$0.57

Comprehensive (loss) income	$(23.9)	$26.3	$(26.3)	$63.4

Shares used in computing net (loss) income per share:

Basic	100.1	103.7	100.0	104.9

Diluted	100.1	104.6	100.0	105.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In millions, except share amounts)	June 30, 2012	December 31, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$517.7	$591.7	$552.2
Accounts and notes receivable, net	250.0	360.6	278.4
Inventories	828.7	744.4	727.2
Other current assets (See Note 4)	144.8	116.1	104.4
Total current assets	1,741.2	1,812.8	1,662.2

Property, plant and equipment, net	256.5	270.2	274.5
Goodwill	38.4	37.0	43.3
Other assets, net	51.6	55.1	84.3
Total assets	$2,087.7	$2,175.1	$2,064.3

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt (See Note 5)	$355.4	$--	$--
Accounts payable	352.3	348.2	225.4
Accrued expenses and other current liabilities	267.5	315.4	274.8
Total current liabilities	975.2	663.6	500.2

Long-term debt, excluding current maturities	323.9	670.6	662.2
Other non-current liabilities	84.0	87.6	93.9
Total liabilities	1,383.1	1,421.8	1,256.3

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 146,033,000 shares issued	146.0	146.0	146.0
Additional paid-in capital	135.5	137.1	142.0
Retained earnings	1,471.2	1,525.1	1,562.5
Treasury stock, at cost; 46,591,000, 46,715,000, and 46,254,000 shares, respectively	(1,038.9)	(1,043.0)	(1,041.6)
Accumulated other comprehensive loss	(9.2)	(11.9)	(0.9)
Total stockholders’ equity	704.6	753.3	808.0
Total liabilities and stockholders’ equity	$2,087.7	$2,175.1	$2,064.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,
(In millions)	2012	2011
Cash flows from operating activities:
Net (loss) income	$(29.0)	$60.0
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	41.0	40.6
Amortization of discounts on long-term debt	8.7	7.9
Impairment of long-lived assets	1.5	1.0
Stock-based compensation	3.7	2.9
Other non-cash items	4.4	5.7
Changes in operating assets and liabilities:
Accounts and notes receivable	110.1	99.5
Inventories	(83.2)	(2.1)
Other current assets	(3.0)	6.3
Accounts payable	20.5	(60.4)
Accrued expenses and other	(51.8)	(59.9)
Net cash provided by operating activities	22.9	101.5

Cash flows from investing activities:
Additions to property, plant and equipment	(27.7)	(41.5)
Changes in restricted cash (See Note 4)	(26.5)	--
Other investing activities	0.1	--
Net cash used in investing activities	(54.1)	(41.5)

Cash flows from financing activities:
Payments of dividends	(24.9)	--
Changes in cash overdrafts	(17.9)	12.6
Issuance of long-term notes	--	322.5
Long-term notes issuance costs	--	(6.2)
Repayments of borrowings	--	(306.8)
Purchases of treasury stock	--	(101.4)
Proceeds from exercise of stock options	--	2.1
Net cash used in financing activities	(42.8)	(77.2)

Net decrease in cash and cash equivalents	(74.0)	(17.2)
Cash and cash equivalents, beginning of period	591.7	569.4
Cash and cash equivalents, end of period	$517.7	$552.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Throughout this report, the terms “our,” “we,” “us,” “Company,” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We prepared the accompanying unaudited condensed consolidated financial statements, which include the accounts of RadioShack Corporation and all majority-owned domestic and foreign subsidiaries, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three and six month periods ended June 30, 2012 and 2011, do not necessarily indicate the results you might expect for the full year. For further information, refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2 – NEW ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to update the presentation of comprehensive income in consolidated financial statements. Under this new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements in its annual financial statements. This guidance is effective for fiscal years beginning after December 15, 2011. We adopted this guidance effective January 1, 2012. Please refer to our condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, for the required interim period disclosure. In addition to net income, the other component of our comprehensive income was foreign currency translation adjustments.

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

We incurred no significant gain or loss associated with the transition of these kiosks to Sam’s Club. We redeployed substantially all of our Sam’s Club kiosk employees to nearby RadioShack stores or Target Mobile centers, and we redistributed our Sam’s Club kiosk inventory to our remaining retail channels. Net sales and operating revenues related to these discontinued operations were zero for the second quarter of 2012 and the first six months of 2012, compared with $17.0 million and $62.9 million, respectively, for the same periods last year. Income before income taxes for these discontinued operations was zero for the second quarter of 2012 and the first six months of 2012, compared with $2.4 million and $8.4 million, respectively, for the same periods last year.

NOTE 4 – RESTRICTED CASH

Restricted cash totaled $26.5 million at June 30, 2012, and is included in other current assets in our consolidated balance sheets. This cash is pledged as collateral for a standby letter of credit issued to our general liability insurance provider. We have the ability to withdraw this cash at any time and instead provide a letter of credit issued under our $450 million asset-based revolving credit facility that expires in January 2016 (“2016 Credit Facility”) similar to the letter of credit that was issued under our 2016 Credit Facility at December 31, 2011. We have elected to pledge this cash as collateral to reduce our costs associated with our general liability insurance.

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

Each $1,000 of principal of the 2013 Convertible Notes is currently convertible, under certain circumstances, into 42.0746 shares of our common stock (or a total of approximately 15.8 million shares), which is the equivalent of $23.77 per share, subject to adjustment upon the occurrence of specified events set forth under terms of the 2013 Convertible Notes. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any (the “excess conversion value”), may be paid in cash or in stock, at our option. Holders may convert their 2013 Convertible Notes into common stock on the net settlement basis described above at any time from May 1, 2013, until the close of business on July 29, 2013.

We classified the 2013 Convertible Notes as a current liability at June 30, 2012. While we are not obligated to repay the principal amount of the notes until August 1, 2013, a holder of the notes may elect to convert the notes beginning on May 1, 2013, which is within one year of our balance sheet date. Based on the $3.84 per share closing market price of our common stock at June 29, 2012, a holder who elects to convert their notes before the maturity date would receive a conversion value of $161.57 per $1,000 principal note.

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

The 2019 Notes contain covenants that could, in certain circumstances, limit our ability to issue additional debt, repurchase shares of our common stock, make certain other restricted payments, make investments, or enter into certain other transactions. At June 30, 2012, we were in compliance with these covenants.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2011, for additional information regarding the 2019 Notes.

NOTE 6 – STOCKHOLDERS' EQUITY

We paid a $0.125 per share dividend in the first and second quarters of 2012, which totaled $12.5 million in the second quarter and $24.9 million for the first six months of 2012.  On July 25, 2012, we announced that we suspended our dividend.  During the second quarter of 2011, we paid $101.4 million to purchase 6.3 million shares of our common stock in open market purchases.

NOTE 7 – PLANT CLOSURE

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

NOTE 8 – NET (LOSS) INCOME PER SHARE

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

The following table reconciles the numerator and denominator used in the basic and diluted net (loss) income per share calculations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011

Numerator:
(Loss) income from continuing operations	$(21.0)	$23.5	$(29.0)	$54.9
Discontinued operations, net of taxes	--	1.4	--	5.1
Net (loss) income	$(21.0)	$24.9	$(29.0)	$60.0

Denominator:
Weighted-average common shares outstanding	100.1	103.7	100.0	104.9
Dilutive effect of stock-based awards	--	0.9	--	1.0
Weighted average shares for diluted net (loss) income per share	100.1	104.6	100.0	105.9

The following table includes common stock equivalents that were not included in the calculation of diluted net (loss) income per share for the periods presented. These securities could be dilutive in future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011

Employee stock options (1) (2)	7.4	2.3	7.4	2.3
Warrants to purchase common stock (3)	15.8	15.5	15.8	15.5
Convertible debt instruments (4)	15.8	15.5	15.8	15.5

(1)
For the second quarter of 2012 and the first six months of 2012, these common stock equivalents were excluded because the effect of their inclusion would reduce our net loss per share in these periods and would be antidilutive. In addition, the exercise prices of these common stock equivalents exceeded the average market price of our common stock during these periods.

(2)
For the second quarter of 2011 and the first six months of 2011, these common stock equivalents were excluded because their exercise prices exceeded the average market price of our common stock during this period, and the effect of their inclusion would be antidilutive.

(3)
These common stock equivalents were excluded because their exercise prices ($35.88 per share, $36.60 per share, $35.88 per share and $36.60 per share for each period, respectively) exceeded the average market prices of our common stock during these periods, and the effect of their inclusion would be antidilutive.

(4)
These common stock equivalents were excluded because their conversion prices ($23.77 per share, $24.25 per share, $23.77 per share and $24.25 per share for each period, respectively) exceeded the average market prices of our common stock during these periods, and the effect of their inclusion would be antidilutive.

NOTE 9 – FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Basis of Fair Value Measurements
	Fair Value of Assets (Liabilities)	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(In millions)

Three Months Ended June 30, 2012
Long-lived assets held and used	$0.4	--	--	$0.4

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

For the three months ended June 30, 2012, long-lived assets held and used in certain locations of our U.S. RadioShack company-operated stores segment with a total carrying value of $1.4 million were written down to their fair value of $0.4 million, resulting in an impairment charge of $1.0 million that was included in earnings for the period. The inputs used to calculate the fair value of these long-lived assets included the projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets. The projected cash flows for a particular store are based on average historical cash flows for that store and are projected through the remainder of its lease. The risk-adjusted rate of return used to discount these cash flows ranges from 15% to 20%.

Fair Value of Financial Instruments

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

Carrying amounts and the related estimated fair value of our debt financial instruments are as follows:

	June 30, 2012		December 31, 2011
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$679.3	$598.4	$670.6	$641.0

The fair value of our 2.5% convertible notes due in 2013 was $352.8 million at June 30, 2012, compared with $358.6 million at December 31, 2011. The fair value of the 2019 Notes was $244.6 million at June 30, 2012, compared with $281.4 million at December 31, 2011.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Brookler v. RadioShack Corporation:  On April 6, 2004, plaintiffs filed a putative class action in Los Angeles Superior Court, Brookler v. RadioShack Corporation, claiming that we violated California's wage and hour laws relating to meal and rest periods. The meal period portion of the case was originally certified as a class action in February 2006. Our first Motion for Decertification of the class was denied in August 2007. After a favorable decision at the California Court of Appeals in the similar case of Brinker Restaurant Corporation v. Superior Court, we filed a second motion for decertification, and in October 2008 the trial court granted our motion. The plaintiffs in Brookler appealed this ruling. Due to the unsettled nature of California law regarding the obligations of employers in respect of meal periods, we and the Brookler plaintiffs requested that the California Court of Appeals stay its ruling on the plaintiffs’ appeal of the class decertification ruling pending the California Supreme Court’s decision in Brinker. The appellate court denied this joint motion and then heard oral arguments in the case on August 5, 2010. On August 26, 2010, the California Court of Appeals reversed the trial court’s decertification of the class, and our Petition for Rehearing was denied on September 14, 2010. On September 28, 2010, we filed a Petition for Review with the California Supreme Court, which granted review and placed the case on hold pending its decision in Brinker. On April 12, 2012, the California Supreme Court issued its decision in Brinker. On June 20, 2012, the California Supreme Court remanded the Brookler case to the California Court of Appeals instructing it to vacate its prior order and reconsider its ruling in light of its ruling in Brinker. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

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

Song-Beverly Credit Card Act:  In November 2010, RadioShack received service of process with respect to the first of four putative class action lawsuits filed in California (Sosinov v. RadioShack, Los Angeles Superior Court; Bitter v. RadioShack, Federal District Court, Central District of California; Moreno v. RadioShack, Federal District Court, Southern District of California; and Grant v. RadioShack, San Francisco Superior Court). The plaintiffs in all of these cases seek damages under California’s Song-Beverly Credit Card Act (the “Act”). Plaintiffs claim that under one section of the Act, retailers are prohibited from recording certain personal identification information regarding their customers while processing credit card transactions unless certain statutory exceptions are applicable. The Act provides that any person who violates this section is subject to a civil penalty not to exceed $250 for the first violation and $1,000 for each subsequent violation. In each of the cases, plaintiffs allege that we violated the Act by asking them for personal identification information while processing a credit card transaction and then recording it. The outcomes of these cases are uncertain and the ultimate resolution of these cases could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Redman v. RadioShack Corporation:  On September 26, 2011, Scott D.H. Redman filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of Illinois. Mr. Redman claims that we violated certain provisions of the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”), which amended the Fair Credit Reporting Act, by displaying the expiration dates of our customers’ credit or debit cards on electronically printed transaction receipts. Mr. Redman filed a motion seeking to certify a class that includes all persons to whom the Company provided an electronically printed transaction receipt, in transactions occurring after June 3, 2008, that displayed the expiration date of the person’s credit or debit card. On November 3, 2011, Mario Aliano and Vitoria Radavicuite filed a similar putative class action lawsuit against the Company, also in the United States District Court for the Northern District of Illinois, alleging similar violations of FACTA. Mr. Aliano and Ms. Radavicuite initially filed a motion seeking to certify a class that includes all persons to whom the Company provided an electronically printed transaction receipt, in transactions occurring in Illinois after June 3, 2008, that displayed the expiration date of the person's credit or debit card. On December 28, 2011, Mr. Aliano and Ms. Radavicuite filed an amended complaint and an amended motion seeking to certify a class that was not limited to transactions occurring in Illinois. On January 11, 2012, the Aliano lawsuit was reassigned to the judge presiding over the Redman lawsuit on the basis of relatedness, and the two cases were consolidated for all purposes. On January 25, 2012, the presiding judge referred the matter to the magistrate judge assigned to the consolidated cases for mediation, extending the time by which the Company must respond to the pending complaints to such time as the magistrate judge shall order, and is holding the motions for class certification in abeyance. Mediation sessions were held in March and June of 2012. Neither resulted in a settlement, and we continue to vigorously defend these cases. The outcome of these cases is uncertain and the ultimate resolution of them could have a material adverse effect on our consolidated financial statements in the period in which the resolutions are recorded.

Additional Disclosure:  For certain loss contingencies, we are currently able to estimate the reasonably possible loss or range of loss, including reasonably possible loss amounts in excess of our accruals, and we estimated that the aggregate of these amounts could be up to $12 million. This amount reflects recent developments in case law that pertain to certain claims currently pending against the Company. Probable and reasonably possible losses that we are currently unable to estimate are not included in this amount. In future periods, we may recognize a loss for all, part, or none of this amount.

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

NOTE 11 – SEGMENT REPORTING

The U.S. RadioShack company-operated stores segment consists solely of our 4,423 U.S. company-operated retail stores, all operating under the RadioShack brand name. We evaluate the performance of our segments based on operating income, which is defined as sales less cost of products sold and certain direct operating expenses, including labor, rent, and occupancy costs. Asset balances by segment have not been included in the table below, as these are managed on a company-wide level and are not fully allocated to segments for management reporting purposes. Amounts in the other category reflect our business activities that are not separately reportable, which include sales through our Target Mobile centers, sales to our independent dealers, sales generated by our www.radioshack.com website and our Mexican subsidiary, sales to commercial customers, and sales to other third parties through our global sourcing and manufacturing operations.

Revenue by reportable segment is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
U.S. RadioShack company-operated stores	$772.4	$797.8	$1,606.0	$1,693.0
Other	180.8	144.1	355.5	266.3
	$953.2	$941.9	$1,961.5	$1,959.3

Operating income by reportable segment and the reconciliation to (loss) income from continuing operations before income taxes are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
U.S. RadioShack company-operated stores	$72.0	$137.1	$163.3	$289.1
Other (1)	(1.5)	(6.1)	1.5	(4.5)
	70.5	131.0	164.8	284.6

Unallocated (2) (3)	(91.7)	(82.1)	(184.2)	(170.6)
Operating (loss) income	(21.2)	48.9	(19.4)	114.0

Interest income	0.3	0.5	0.8	0.8
Interest expense	(12.9)	(10.9)	(26.0)	(20.6)
Other loss	--	--	--	(4.1)
(Loss) income from continuing operations before income taxes	$(33.8)	$38.5	$(44.6)	$90.1

(1)	Includes a net loss on the closing of our Chinese manufacturing plant of $8.7 million and $10.2 million for the three and six month periods ended June 30, 2011, respectively.
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

(3)
The operating loss for our unallocated category increased by $9.6 million and $13.6 million for the three and six month periods ended June 30, 2012, respectively. These increases were primarily due to decreased intercompany profits earned by our distribution operations due to the mix of products distributed.

NOTE 12 – SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

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

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Three Months Ended June 30, 2012

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$933.0	$969.4	$27.9	$(977.1)	$953.2
Cost of products sold	646.9	905.7	17.4	(977.1)	592.9
Gross profit	286.1	63.7	10.5	--	360.3

Operating expenses:
Selling, general and administrative	324.2	27.3	11.0	--	362.5
Depreciation and amortization	15.8	1.7	0.5	--	18.0
Impairment of long-lived assets	1.0	--	--	--	1.0
Total operating expenses	341.0	29.0	11.5	--	381.5

Operating (loss) income	(54.9)	34.7	(1.0)	--	(21.2)

Interest income	--	2.8	1.4	(3.9)	0.3
Interest expense	(16.8)	--	--	3.9	(12.9)

(Loss) income from continuing operations before income taxes	(71.7)	37.5	0.4	--	(33.8)
Income tax (benefit) expense	(29.0)	16.8	(0.6)	--	(12.8)
Equity in earnings of subsidiaries, net of income taxes	21.7	0.6	--	(22.3)	--

(Loss) income from continuing operations	(21.0)	21.3	1.0	(22.3)	(21.0)
Discontinued operations, net of income taxes	--	--	--	--	--

Net (loss) income	$(21.0)	$21.3	$1.0	$(22.3)	$(21.0)

Comprehensive (loss) income	$(23.9)	$18.2	$(2.2)	$(16.0)	$(23.9)

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Three Months Ended June 30, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$927.9	$802.1	$37.6	$(825.7)	$941.9
Cost of products sold	573.7	734.0	27.8	(825.7)	509.8
Gross profit	354.2	68.1	9.8	--	432.1

Operating expenses:
Selling, general and administrative	320.7	25.7	17.9	--	364.3
Depreciation and amortization	16.6	0.8	0.9	--	18.3
Impairment of long-lived assets	0.6	--	--	--	0.6
Total operating expenses	337.9	26.5	18.8	--	383.2

Operating income (loss)	16.3	41.6	(9.0)	--	48.9

Interest income	0.2	2.4	1.4	(3.5)	0.5
Interest expense	(14.4)	--	--	3.5	(10.9)

Income (loss) from continuing operations before income taxes	2.1	44.0	(7.6)	--	38.5
Income tax (benefit) expense	(2.2)	16.6	0.6	--	15.0
Equity in earnings of subsidiaries, net of income taxes	20.6	(9.0)	--	(11.6)	--

Income (loss) from continuing operations	24.9	18.4	(8.2)	(11.6)	23.5
Discontinued operations, net of income taxes	--	1.4	--	--	1.4

Net income (loss)	$24.9	$19.8	$(8.2)	$(11.6)	$24.9

Comprehensive income (loss)	$26.3	$21.8	$(6.3)	$(15.5)	$26.3

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Six Months Ended June 30, 2012

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$1,911.8	$1,822.0	$59.3	$(1,831.6)	$1,961.5
Cost of products sold	1,305.3	1,696.1	36.9	(1,831.6)	1,206.7
Gross profit	606.5	125.9	22.4	--	754.8

Operating expenses:
Selling, general and administrative	657.6	57.3	20.9	--	735.8
Depreciation and amortization	32.5	3.4	1.0	--	36.9
Impairment of long-lived assets	1.5	--	--	--	1.5
Total operating expenses	691.6	60.7	21.9	--	774.2

Operating (loss) income	(85.1)	65.2	0.5	--	(19.4)

Interest income	0.1	5.5	2.9	(7.7)	0.8
Interest expense	(33.7)	--	--	7.7	(26.0)

(Loss) income from continuing operations before income taxes	(118.7)	70.7	3.4	--	(44.6)
Income tax (benefit) expense	(45.8)	29.8	0.4	--	(15.6)
Equity in earnings of subsidiaries, net of income taxes	43.9	2.1	--	(46.0)	--

(Loss) income from continuing operations	(29.0)	43.0	3.0	(46.0)	(29.0)
Discontinued operations, net of income taxes	--	--	--	--	--

Net (loss) income	$(29.0)	$43.0	$3.0	$(46.0)	$(29.0)

Comprehensive (loss) income	$(26.3)	$45.5	$5.4	$(50.9)	$(26.3)

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Six Months Ended June 30, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$1,955.5	$1,696.8	$73.8	$(1,766.8)	$1,959.3
Cost of products sold	1,224.4	1,562.3	52.9	(1,766.8)	1,072.8
Gross profit	731.1	134.5	20.9	--	886.5

Operating expenses:
Selling, general and administrative	660.4	44.6	29.9	--	734.9
Depreciation and amortization	33.5	1.4	1.7	--	36.6
Impairment of long-lived assets	1.0	--	--	--	1.0
Total operating expenses	694.9	46.0	31.6	--	772.5

Operating income (loss)	36.2	88.5	(10.7)	--	114.0

Interest income	0.3	5.2	2.8	(7.5)	0.8
Interest expense	(28.1)	--	--	7.5	(20.6)
Other loss	(4.1)	--	--	--	(4.1)

Income (loss) from continuing operations before income taxes	4.3	93.7	(7.9)	--	90.1
Income tax (benefit) expense	(0.6)	34.6	1.2	--	35.2
Equity in earnings of subsidiaries, net of income taxes	55.1	(10.1)	--	(45.0)	--

Income (loss) from continuing operations	60.0	49.0	(9.1)	(45.0)	54.9
Discontinued operations, net of income taxes	--	5.1	--	--	5.1

Net income (loss)	$60.0	$54.1	$(9.1)	$(45.0)	$60.0

Comprehensive income (loss)	$63.4	$58.1	$(5.2)	$(52.9)	$63.4

Condensed Consolidating Balance Sheets (unaudited)

At June 30, 2012

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$153.4	$344.0	$20.3	$--	$517.7
Accounts and notes receivable, net	206.9	38.3	4.8	--	250.0
Inventories	718.0	76.4	34.3	--	828.7
Other current assets	138.8	0.9	5.1	--	144.8
Intercompany receivables	--	197.7	--	(197.7)	--
Intercompany notes receivable	--	1,452.4	--	(1,452.4)	--
Total current assets	1,217.1	2,109.7	64.5	(1,650.1)	1,741.2

Property, plant and equipment, net	227.2	20.7	8.6	--	256.5
Goodwill	3.0	0.5	34.9	--	38.4
Other assets, net	39.6	1.5	10.5	--	51.6
Investment in subsidiaries	2,079.3	74.8	--	(2,154.1)	--
Total assets	$3,566.2	$2,207.2	$118.5	$(3,804.2)	$2,087.7

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$355.4	$--	$--	$--	$355.4
Accounts payable	263.6	68.6	20.1	--	352.3
Accrued expenses and other current liabilities	215.6	43.4	8.5	--	267.5
Intercompany payables	195.8	--	1.9	(197.7)	--
Intercompany notes payable	1,452.4	--	--	(1,452.4)	--
Total current liabilities	2,482.8	112.0	30.5	(1,650.1)	975.2

Long-term debt	323.9	--	--	--	323.9
Other non-current liabilities	54.9	28.3	0.8	--	84.0
Total liabilities	2,861.6	140.3	31.3	(1,650.1)	1,383.1

Stockholders’ equity	704.6	2,066.9	87.2	(2,154.1)	704.6
Total liabilities and stockholders’ equity	$3,566.2	$2,207.2	$118.5	$(3,804.2)	$2,087.7

Condensed Consolidating Balance Sheets (unaudited)

At December 31, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$154.6	$404.9	$32.2	$--	$591.7
Accounts and notes receivable, net	294.1	60.1	6.4	--	360.6
Inventories	658.8	57.4	28.2	--	744.4
Other current assets	110.7	0.8	4.6	--	116.1
Intercompany receivables	--	179.8	--	(179.8)	--
Intercompany notes receivable	--	1,320.7	--	(1,320.7)	--
Total current assets	1,218.2	2,023.7	71.4	(1,500.5)	1,812.8

Property, plant and equipment, net	238.9	22.7	8.6	--	270.2
Goodwill	3.0	0.5	33.5	--	37.0
Other assets, net	43.6	1.1	10.4	--	55.1
Investment in subsidiaries	2,033.0	70.1	--	(2,103.1)	--
Total assets	$3,536.7	$2,118.1	$123.9	$(3,603.6)	$2,175.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$292.9	$26.4	$28.9	$--	$348.2
Accrued expenses and other current liabilities	264.3	43.3	7.8	--	315.4
Intercompany payables	175.4	--	4.4	(179.8)	--
Intercompany notes payable	1,320.7	--	--	(1,320.7)	--
Total current liabilities	2,053.3	69.7	41.1	(1,500.5)	663.6

Long-term debt	670.6	--	--	--	670.6
Other non-current liabilities	59.5	27.1	1.0	--	87.6
Total liabilities	2,783.4	96.8	42.1	(1,500.5)	1,421.8

Stockholders’ equity	753.3	2,021.3	81.8	(2,103.1)	753.3
Total liabilities and stockholders’ equity	$3,536.7	$2,118.1	$123.9	$(3,603.6)	$2,175.1

Condensed Consolidating Balance Sheets (unaudited)

At June 30, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$191.7	$341.1	$19.4	$--	$552.2
Accounts and notes receivable, net	229.7	41.1	7.6	--	278.4
Inventories	635.3	65.1	26.8	--	727.2
Other current assets	97.1	1.7	5.6	--	104.4
Intercompany receivables	--	222.7	--	(222.7)	--
Intercompany notes receivable	--	1,267.0	--	(1,267.0)	--
Total current assets	1,153.8	1,938.7	59.4	(1,489.7)	1,662.2

Property, plant and equipment, net	244.4	21.6	8.5	--	274.5
Goodwill, net	2.9	0.5	39.9	--	43.3
Other assets, net	60.8	13.5	10.0	--	84.3
Investment in subsidiaries	1,973.0	75.6	--	(2,048.6)	--
Total assets	$3,434.9	$2,049.9	$117.8	$(3,538.3)	$2,064.3

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$182.4	$24.7	$18.3	$--	$225.4
Accrued expenses and other current liabilities	228.9	37.9	8.0	--	274.8
Intercompany payables	219.6	--	3.1	(222.7)	--
Intercompany notes payable	1,267.0	--	--	(1,267.0)	--
Total current liabilities	1,897.9	62.6	29.4	(1,489.7)	500.2

Long-term debt	662.2	--	--	--	662.2
Other non-current liabilities	66.8	26.8	0.3	--	93.9
Total liabilities	2,626.9	89.4	29.7	(1,489.7)	1,256.3

Stockholders’ equity	808.0	1,960.5	88.1	(2,048.6)	808.0
Total liabilities and stockholders’ equity	$3,434.9	$2,049.9	$117.8	$(3,538.3)	$2,064.3

Condensed Consolidating Statements of Cash Flows (unaudited)

For the Six Months Ended June 30, 2012

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(58.7)	$90.2	$(8.6)	$--	$22.9

Cash flows from investing activities:
Additions to property, plant and equipment	(25.4)	(1.5)	(0.8)	--	(27.7)
Changes in restricted cash	(26.5)	--	--	--	(26.5)
Other investing activities	0.1	--	--	--	0.1
Net cash used in investing activities	(51.8)	(1.5)	(0.8)	--	(54.1)

Cash flows from financing activities:
Payments of dividends	(24.9)	--	--	--	(24.9)
Changes in cash overdrafts	(17.9)	--	--	--	(17.9)
Change in intercompany receivable/payable	152.1	(149.6)	(2.5)	--	--
Net cash provided by (used in) financing activities	109.3	(149.6)	(2.5)	--	(42.8)

Net decrease in cash and cash equivalents	(1.2)	(60.9)	(11.9)	--	(74.0)
Cash and cash equivalents, beginning of period	154.6	404.9	32.2	--	591.7
Cash and cash equivalents, end of period	$153.4	$344.0	$20.3	$--	$517.7

Condensed Consolidating Statements of Cash Flows (unaudited)

For the Six Months Ended June 30, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$72.3	$54.8	$(25.6)	$--	$101.5

Cash flows from investing activities:
Additions to property, plant and equipment	(31.0)	(10.2)	(0.3)	--	(41.5)
Net cash used in investing activities	(31.0)	(10.2)	(0.3)	--	(41.5)

Cash flows from financing activities:
Issuance of long-term notes	322.5	--	--	--	322.5
Long-term notes issuance costs	(6.2)	--	--	--	(6.2)
Repayments of borrowings	(306.8)	--	--	--	(306.8)
Purchases of treasury stock	(101.4)	--	--	--	(101.4)
Changes in cash overdrafts	12.6	--	--	--	12.6
Proceeds from exercise of stock options	2.1	--	--	--	2.1
Change in intercompany receivable/payable	117.9	(130.9)	13.0	--	--
Net cash provided by (used in) financing activities	40.7	(130.9)	13.0	--	(77.2)

Net increase (decrease) in cash and cash equivalents	82.0	(86.3)	(12.9)	--	(17.2)
Cash and cash equivalents, beginning of period	109.7	427.4	32.3	--	569.4
Cash and cash equivalents, end of period	$191.7	$341.1	$19.4	$--	$552.2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”).

This MD&A section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and capital resources, and certain factors that may affect our future results of operations. You should read this MD&A in conjunction with our condensed consolidated financial statements and accompanying notes included under Part I, Item 1, of this Quarterly Report, as well as with our Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS

Second Quarter Summary
Net sales and operating revenues increased $11.3 million, or 1.2%, to $953.2 million when compared with the same period last year. Comparable store sales were essentially flat with an increase of 0.1%. Our increase in net sales and operating revenues was driven primarily by increased sales in our mobility platform, which was partially offset by decreased sales in our consumer electronics platform.

Consolidated gross profit decreased $71.8 million, or 16.6%, for the second quarter, when compared with the same period last year. The decrease in gross profit dollars was primarily driven by decreased gross profit for our postpaid wireless business in our U.S. RadioShack company-operated stores. Consolidated gross margin decreased by 8.1 percentage points to 37.8% in the second quarter when compared with the same period last year. The decrease in gross margin was a result of the decreases in the gross margin rates of our postpaid wireless business in our U.S. RadioShack company-operated stores and Target Mobile centers, combined with the increased percentage that postpaid wireless revenues represented as a percentage of our consolidated net sales and operating revenues when compared with the same period last year. The decrease in the gross margin rate of our postpaid wireless business was driven by a change in our sales mix towards lower margin smartphones, primarily the iPhone, and discounted pricing promotions during the second quarter.

Consolidated SG&A expense decreased $1.8 million, or 0.5%, for the second quarter, when compared with the same period last year. This represents a 0.7 percentage point decrease as a percentage of net sales and operating revenues for the second quarter.

Our loss from continuing operations was $21.0 million ($0.21 per share) for the second quarter, compared with income from continuing operations of $23.5 million ($0.23 per diluted share) for the same period last year.

Adjusted EBITDA from continuing operations was a negative $1.1 million, compared with $69.1 million for the same period last year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Reconciliation of adjusted EBITDA from continuing operations to income from continuing operations
Adjusted EBITDA from continuing operations(1)	$(1.1)	$69.1	$21.6	$154.2
Interest expense, net of interest income	(12.6)	(10.4)	(25.2)	(19.8)
Income tax benefit (expense)	12.8	(15.0)	15.6	(35.2)
Depreciation and amortization	(20.1)	(20.2)	(41.0)	(40.2)
Other loss	--	--	--	(4.1)
(Loss) income from continuing operations	$(21.0)	$23.5	$(29.0)	$54.9

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

RadioShack Retail Outlets
The table below shows our retail locations allocated among U.S. and Mexico company-operated stores, Target Mobile centers, and dealer and other outlets at the following dates:

	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sep. 30, 2011	June 30, 2011
U.S. RadioShack company-operated stores (1)	4,423	4,435	4,476	4,461	4,463
Target Mobile centers	1,503	1,497	1,496	1,490	1,481
Mexico RadioShack company-operated stores	227	225	227	211	211
Dealer and other outlets	1,085	1,115	1,110	1,123	1,142
Total number of retail locations	7,238	7,272	7,309	7,285	7,297

(1)	We permanently closed 19 stores after we decided not to renew their leases in the second quarter, which brought our total number of stores closed in 2012 to 59 stores.

Net Sales and Operating Revenues
Consolidated net sales and operating revenues are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011

U.S. RadioShack company-operated stores	$772.4	$797.8	$1,606.0	$1,693.0
Other	180.8	144.1	355.5	266.3
Consolidated net sales and operating revenues	$953.2	$941.9	$1,961.5	$1,959.3

Consolidated net sales and operating revenues increase (decrease)	1.2%	(2.1%)	0.1%	0.3%
Comparable store sales(1) increase (decrease)	0.1%	(7.8%)	(2.1%)	(4.1%)

(1)
Comparable store sales include the sales of U.S. and Mexico RadioShack company-operated stores as well as Target Mobile centers with more than 12 full months of recorded sales. Sales from discontinued operations have been excluded from these calculations.

U.S. RadioShack Company-Operated Stores Segment

U.S. RadioShack company-operated store sales for the second quarter decreased $25.4 million, or 3.2%, and decreased $87.0 million, or 5.1%, for the first six months of 2012 when compared with the same periods last year. Increased sales in our mobility platform were more than offset by decreased sales in our consumer electronics platform.

Mobility Platform:  Sales in our mobility platform (which includes postpaid and prepaid wireless handsets, commissions and residual income, prepaid wireless airtime, e-readers, and tablet devices) increased 3.3% for the second quarter and decreased 1.2% for the first six months of 2012, when compared with the same periods last year.

The increase in sales for the second quarter was primarily driven by increased sales in our postpaid wireless business and increased sales of tablet devices. These sales increases were partially offset by decreased sales in our prepaid wireless business. The sales increase in our postpaid wireless business was driven by an increase in the average revenue per unit sold, which was partially offset by a decrease in the number of postpaid units sold. The decrease in the number of postpaid units sold was primarily driven by decreased unit sales of Sprint handsets, which was partially offset by increased sales of Verizon handsets. The decrease in Sprint handset sales was due to changes in Sprint’s customer and credit models that were implemented in mid-2011. The increase in the average revenue per postpaid unit was primarily driven by a change in our sales mix towards higher priced smartphones, primarily the iPhone.

The decrease in sales for the first six months of 2012 was primarily driven by decreased sales in our prepaid and postpaid wireless businesses. These sales decreases were partially offset by increased sales of tablet devices. The sales decrease in our postpaid wireless business was driven by a decrease in the number of postpaid units sold, which was partially offset by an increase in the average revenue per unit sold. The decrease in the number of postpaid units sold was primarily driven by decreased unit sales of Sprint handsets, which was partially offset by increased sales of Verizon handsets. The decrease in Sprint handset sales was due to changes in Sprint’s customer and credit models that were implemented in mid-2011. The increase in the average revenue per postpaid unit was primarily driven by a change in our sales mix towards higher priced smartphones, primarily the iPhone.

Signature Platform:  Sales in our signature platform (which includes wireless, music, computer, video game, and home entertainment accessories; general purpose and special purpose power products; technical products; and services) was flat for the second quarter and increased 0.3% for the first six months of 2012, compared with the same periods last year. Product categories with sales increases during these periods included headphones and tablet accessories. Product categories with sales decreases during the period included home entertainment accessories and personal computer accessories.

Consumer Electronics Platform:  Sales in our consumer electronics platform (which includes digital music players, personal computing products, laptop computers, cameras, residential telephones, digital televisions, and other consumer electronics products) decreased 26.5% for the second quarter and decreased 25.2% for the first six months of 2012, compared with the same periods last year. These sales decreases were driven by sales declines in laptop computers, digital cameras, digital music players, GPS devices, and digital televisions.

Other Sales

Amounts in other sales reflect our business activities that are not separately reportable, which include sales through our Target Mobile centers, sales to our independent dealers, and sales generated by our www.radioshack.com website and our Mexican subsidiary. Other sales increased $36.7 million, or 25.5%, for the second quarter and increased $89.2 million, or 33.5%, for the first six months of 2012, when compared with the same periods last year. These sales increases were driven primarily by increased sales at our Target Mobile centers for both periods.

Gross Profit
Consolidated gross profit and gross margin are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011

Gross profit	$360.3	$432.1	$754.8	$886.5
Gross margin	37.8%	45.9%	38.5%	45.2%

Gross profit decrease	(16.6%)	(5.5%)	(14.9%)	(4.0%)

Consolidated gross profit decreased $71.8 million, or 16.6%, for the second quarter and decreased $131.7 million, or 14.9% for the first six months of 2012, when compared with the same periods last year. These decreases were primarily driven by decreased gross profit for our postpaid wireless business in our U.S. RadioShack company-operated stores.

The decrease in gross profit dollars for our postpaid wireless business in our U.S. RadioShack company-operated stores was driven by decreases in average gross profit dollars per unit sold and decreases in the number of units sold for the second quarter and the first six months of 2012, when compared with the same periods last year. The decreases in average gross profit dollars per unit sold were due to a higher mix of lower margin iPhones and discounted pricing promotions during the second quarter. The decreases in the number of postpaid wireless handsets sold were due to decreased unit sales in our Sprint postpaid wireless business.

The decreases in our consolidated gross margin rates were a result of the decreases in the gross margin rates of our postpaid wireless business in our U.S. RadioShack company-operated stores and Target Mobile centers, combined with the increased percentage that postpaid wireless revenues represented as a percentage of our consolidated net sales and operating revenues when compared with the same periods last year. The decreases in the gross margin rates of our postpaid wireless business were driven by a change in our sales mix towards lower margin smartphones and discounted pricing promotions during the second quarter. Smartphones generally, and the iPhone in particular, carry a lower gross margin rate, given their higher average cost basis.

The remaining decreases in gross profit dollars were due to decreased revenues for our non-postpaid wireless business, which had average gross margin rates that were consistent with the same periods last year.

Selling, General and Administrative Expense
Consolidated selling, general and administrative expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011

Selling, general and administrative expense	$362.5	$364.3	$735.8	$734.9
As a percent of net sales and operating revenues	38.0%	38.7%	37.5%	37.5%

Selling, general and administrative expense (decrease) increase	(0.5%)	5.0%	0.1%	3.4%

Consolidated SG&A expense decreased $1.8 million, or 0.5%, for the second quarter and increased $0.9 million, or 0.1%, for the first six months of 2012, when compared with the same periods last year. This represents a 0.7 percentage point decrease as a percentage of net sales and operating revenues for the second quarter and no change for the first six months of 2012.

The decrease in SG&A expense for the second quarter was due to costs incurred to close our Chinese manufacturing plant in the second quarter of 2011, which were not incurred in the second quarter of 2012. SG&A expense for the second quarter of 2011 included severance costs of $5.6 million and a foreign currency exchange loss of $1.5 million. This decrease was partially offset by increased store incentive compensation at our U.S. RadioShack company-operated stores and Target Mobile centers, when compared with the second quarter of 2011.

In addition to the items discussed above, SG&A expense for the first six months of 2012 also included increased costs to support additional Target Mobile centers that were not open in the same period last year and decreased advertising expense in the first quarter.

Depreciation and Amortization
Depreciation and amortization from continuing operations, including amounts recorded in cost of products sold, was $20.1 million for the second quarter and $41.0 million for the first six months of 2012, compared with $20.2 million and $40.2 million, respectively, for the same periods last year.

Net Interest Expense
Consolidated net interest expense, which is interest expense net of interest income, was $12.6 million for the second quarter and $25.2 million for the first six months of 2012, compared with $10.4 million and $19.8 million, respectively, for the same periods last year.

Interest expense for 2012 primarily consists of interest paid at the stated coupon rate on our notes and the non-cash amortization of the discounts on our notes. Interest expense for 2011 also included cash received on our interest rate swaps and the non-cash change in fair value of our interest rate swaps.

Interest expense increased $2.0 million for the second quarter and increased $5.4 million for the first six months of 2012, when compared with the same periods last year. These increases were driven by the interest expense related to our 2019 Notes, which were outstanding for all of the second quarter and first six months of 2012, but were not outstanding during all of the same periods last year. Non-cash interest expense was $4.4 million for the second quarter and $8.7 million for the first six months of 2012, compared with $3.9 million and $8.6 million, respectively, for the same periods last year.

Income Tax Expense
The income tax provision for each quarterly period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are recorded in the quarterly period in which they occur. Our effective tax rate was 37.9% for the second quarter and 35.0% for the first six months of 2012, compared with 39.0% and 39.1%, respectively, for the same periods last year. Our income tax benefits for the second quarter and the first six months of 2012 included offsetting discrete income tax expense items related to certain stock-based compensation effects, interest accrued on our liabilities for uncertain tax positions, and valuation allowances established in the second quarter for certain state income tax deferred tax assets.

Discontinued Operations
All of our remaining kiosks located in Sam’s Club stores were transitioned to Sam’s Club by June 30, 2011. Income before income taxes for these discontinued operations was zero for the second quarter of 2012 and the first six months of 2012, compared with $2.4 million and $8.4 million, respectively, for the same periods last year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Refer to Note 2 – “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Operating Activities: Cash provided by operating activities for the first six months of 2012 was $22.9 million, compared with $101.5 million for the same period last year. Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and changes in working capital components. Net income plus non-cash adjustments to net income was $30.3 million for the first six months of 2012, compared with $118.1 million for the same period last year. Cash used in working capital components was $7.4 million for the first six months of 2012, compared with $16.6 million for the same period last year. The decrease in net income plus non-cash adjustments was primarily driven by decreased earnings for the first six months of 2012.

Investing Activities: Cash used in investing activities was $54.1 million for the first six months of 2012, compared with $41.5 million for the same period last year. This increase was driven by the change in our restricted cash balance in 2012, which was partially offset by decreased capital expenditures in 2012, when compared to the first six months of 2011. See “Cash Requirements” below in this MD&A regarding our restricted cash and capital expenditures.

Financing Activities: Cash used in financing activities was $42.8 million for the first six months of 2012, compared with $77.2 million for the same period last year. Cash used in financing activities for 2012 included payments of our quarterly dividends for the first and second quarters that were not paid in the first six months of 2011. The net cash used in financing activities for the first six months of 2011 included share repurchases of $101.4 million.

Free Cash Flow: Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was a negative $29.7 million for the first six months of 2012, compared with a positive $60.0 million for the same period last year. The decrease in free cash flow for the first quarter of 2012 was attributable to decreased cash flows from operating activities as described above and the payment of our quarterly dividend in the first and second quarters of 2012.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, make dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which was $22.9 million for the first six months of 2012, compared with $101.5 million for the same period last year. We do not intend for the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP, nor do we intend to imply that free cash flow represents cash flow available for discretionary expenditures. The following table is a reconciliation of cash flows from operating activities to free cash flow.

	Six Months Ended June 30,		Year Ended December 31,
(In millions)	2012	2011	2011

Net cash provided by operating activities	$22.9	$101.5	$217.9
Less:
Additions to property, plant and equipment	27.7	41.5	82.1
Payments of dividends	24.9	--	49.6
Free cash flow	$(29.7)	$60.0	$86.2

SOURCES OF LIQUIDITY
As of June 30, 2012, we had $517.7 million of cash and cash equivalents and $26.5 million of restricted cash. See further discussion of our restricted cash under ‘Cash Requirements’ later in this report. We believe that our cash flows from operations and available cash and cash equivalents will adequately fund our operations, our capital expenditures, and our debt obligations. Additionally, at June 30, 2012, we had $392.5 million of availability under our $450 million asset-based revolving credit facility that expires in January 2016 (“2016 Credit Facility”).  We continually assess our capital structure and liquidity needs and evaluate strategic capital and liquidity initiatives. Although we have cash on hand to satisfy the maturity, we are currently considering alternatives to address our maturing 2013 Convertible notes. These may include, but are not limited to, new revolving or term loans, new bond issuances, debt exchanges, modifications of existing debt, and repurchases of existing debt including through open market repurchases or tender offers. Any changes, if implemented, could materially affect our capital structure, liquidity, debt ratios, and cash balances. We also regularly assess our dividend program in the context of our overall capital structure and liquidity needs. On July 25, 2012, we announced that we suspended our dividend.

2016 Credit Facility: We had no borrowings outstanding under the 2016 Credit Facility at any time during the first six months of 2012, but our availability under the credit facility was reduced by an aggregate amount of outstanding commercial letters of credit ranging from $0.5 million to $1.4 million during the second quarter.

The 2016 Credit Facility contains affirmative and negative covenants that, among other things, restrict certain payments, including dividends and share repurchases. We were in compliance with those covenants at June 30, 2012. Also, if we do not meet a specified consolidated fixed charge coverage ratio during a trailing twelve-month period, the availability under our credit facility will be reduced by the greater of 12.5% of the borrowing base (currently $56.3 million) or $45 million. As of June 30, 2012, our availability under the 2016 Credit Facility was reduced by $56.3 million as a result of our consolidated fixed charge coverage ratio at June 30, 2012.

We believe that the reduced availability under our credit facility will have no effect on our ability to fund our operations, capital expenditures, or debt obligations, and we currently anticipate that no amount would be borrowed under the current credit facility. As a result of our recent trend of lower earnings, it is possible that we may continue to not meet the specified consolidated fixed charge coverage ratio in future periods.

Refer to Note 4 – “Indebtedness and Borrowing Facilities” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, for additional information regarding this credit facility.

CASH REQUIREMENTS

Long-term debt: There have been no additions or reductions to our long-term debt since December 31, 2011. At June 30, 2012, we classified the 2013 Convertible Notes as a current liability. While we are not obligated to repay the principal amount of the notes until August 1, 2013, a holder of the notes may elect to convert the notes beginning on May 1, 2013, which is within one year of our balance sheet date. Based on the $3.84 per share closing market price of our common stock at June 29, 2012, a holder who elects to convert their notes before the maturity date would receive a conversion value of $161.57 per $1,000 principal note.

We believe that our cash and cash equivalents, cash flows from operations, and the availability under our 2016 Credit Facility can adequately fund the redemption of the 2013 Convertible Notes on August 1, 2013. We are currently considering alternatives relating to our maturing 2013 Convertible Notes.

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

Restricted Cash: Restricted cash totaled $26.5 million at June 30, 2012, and is included in other current assets in our consolidated balance sheets. This cash is pledged as collateral for a standby letter of credit issued to our general liability insurance provider. We have the ability to withdraw this cash at any time and instead provide a letter of credit issued under our 2016 Credit Facility similar to the letter of credit that was issued under our 2016 Credit Facility at December 31, 2011. We have elected to pledge this cash as collateral to reduce our costs associated with our general liability insurance.

Contractual Obligations: There have been no significant changes to our contractual obligations and commercial commitments outside the ordinary course of business since December 31, 2011. Refer to our Annual Report on Form 10-K for the year ended December 31, 2011, for additional information regarding our contractual obligations and commercial commitments.

Capitalization
The following table sets forth information about our capitalization on the dates indicated.

	June 30,		December 31,		June 30,
	2012		2011		2011
(In millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent

Current maturities of long-term debt	$355.4	25.7%	$--	0.0%	$--	0.0%
Long-term debt, excluding current maturities	323.9	23.4	670.6	47.1	662.2	45.0
Total debt	679.3	49.1	670.6	47.1	662.2	45.0
Stockholders’ equity	704.6	50.9	753.3	52.9	808.0	55.0
Total capitalization	$1,383.9	100.0%	$1,423.9	100.0%	$1,470.2	100.0%

The change from our June 30, 2011, stockholders’ equity balance to our June 30, 2012, balance reflects the $74.5 million in dividends paid in the last twelve months.

Dividends: We paid a $0.125 per share dividend in the first and second quarters of 2012, which totaled $12.5 million in the second quarter and $24.9 million for the first six months of 2012. The dividends were funded from cash on hand. On July 25, 2012, we announced that we suspended our dividend.

Share Repurchases: In October 2011, our Board of Directors approved an authorization for a total share repurchase of $200 million of the Company’s common stock to be executed through open market or private transactions. On January 30, 2012, we announced that the remaining $188.1 million of share repurchases under this program have been suspended.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At June 30, 2012, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our cash equivalents of $354.9 million at June 30, 2012. These instruments currently yield less than 100 basis points on an annualized basis. A hypothetical decrease of interest rates to zero would result in a decrease in annual interest income of less than $3.6 million. This hypothesis assumes no change in the cash equivalent balance.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Refer to Note 10 – “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information on legal proceedings.

ITEM 1A. RISK FACTORS.

The following risk factors are an update to and should be read in conjunction with the risk factors in Item 1A -- Risk Factors in the Company's Annual Report on Form 10-K for its Fiscal Year ended December 31, 2011:

Our inability to increase or maintain profitability of our operations could materially adversely affect our results of operations and financial condition.

A critical component of our business strategy is to improve our overall profitability. Our ability to increase profitable sales in existing retail locations may be affected by:

•	Our ability to offer and sell products with sufficient gross profit to improve our overall profitability

•	Our success in attracting customers into our retail locations

•	Our ability to choose the correct mix of products to sell

•	Our ability to keep our retail locations stocked with merchandise customers will purchase

•	Our ability to maintain fully-staffed retail locations with appropriately trained employees

•	Our ability to remain relevant to the consumer

•	Our ability to sustain existing retail channels such as our Target Mobile centers and compete with the adoption of new distribution methods

Our products and services must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to frequent change. Our success depends upon our ability to anticipate and respond in a timely manner to trends in consumer preferences, tastes, spending patterns and other lifestyle decisions relating to consumer electronics. The introduction and availability of new products are often controlled by manufacturers and may be subject to the cooperation of third parties such as wireless providers. If we fail to identify and respond to these trends in a timely manner, our sales may decline.

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

We had negative adjusted EBITDA in the second quarter of 2012. These results have had a negative impact on our financial condition and cash flows from operations. Our primary sources of liquidity include our cash flows from operations, available cash and cash equivalents and availability under our 2016 Credit Facility, which we believe will adequately fund our operations, our capital expenditures, and our debt obligations. However, our business may not quickly return to profitability and we may incur losses beyond our current expectations. Continued weak earnings may have an adverse effect on our financial condition and cash flows from operations.

Our inability to attract and retain an effective management team or changes in the cost or availability of a suitable workforce to manage and support our strategies could materially adversely affect our results of operation and financial condition.

Our success depends in large part upon our ability to attract, motivate and retain a qualified management team and other employees. We have experienced numerous changes in our executive management team in the past several years, including a new chief financial officer in 2011 and the departure of several executive vice presidents in the first half of 2012. Further, the ability to retain key employees during a period of weak earnings can be difficult. If we are unable to retain key executive officers, then it may be difficult for us to maintain a competitive position within the industry or to implement strategic changes in the future. In addition, qualified non-management individuals needed to fill necessary positions could be in short supply. The inability to recruit and retain such individuals on a continuous basis could result in high employee turnover at our stores and in our company generally, which could materially adversely affect our results of operations and financial condition. Additionally, competition for qualified employees requires us to continually assess our compensation structure. Competition for qualified employees has required, and in the future could require, us to pay higher wages to attract a sufficient number of qualified employees, resulting in higher labor compensation expense. In addition, mandated changes in minimum wage or health care reform may materially increase our employee-related costs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)  Stock Repurchases

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2012	--		$0.00	--	$188,100,224
May 1 – 31, 2012	5,357	(2)	$4.75	--	$188,100,224
June 1 – 30, 2012	--		$0.00	--	$188,100,224
Total	5,357			--

(1)
In October 2011, our Board of Directors approved an authorization for a total share repurchase of $200 million of the Company’s common stock to be executed through open market or private transactions. The share repurchase authorization has no stated expiration date. On January 30, 2012, we announced that share repurchases under this program have been suspended. At June 30, 2012, $188.1 million of the original authorized amount had not been used under this program.

(2)	Shares acquired by RadioShack for tax withholdings upon vesting of restricted stock awards, which were not repurchased pursuant to a share repurchase program.

ITEM 6. EXHIBITS.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this Quarterly Report on Form 10-Q is set forth in the Index to Exhibits on page 30.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIOSHACK CORPORATION

July 25, 2012	By:	/s/ Dorvin D. Lively
Dorvin D. Lively
Executive Vice President - Chief Financial Officer and Chief Administrative Officer
(principal financial officer)

July 25, 2012	By:	/s/ Martin O. Moad
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

10.1 (2)	Joint Venture Agreement between RadioShack Global Sourcing (Hong Kong) Ltd. And First Honest Enterprises Limited and Perfect Legend Development Limited dated June 6, 2012.
31(a) (2)	Rule 13a-14(a) Certification of the principal executive officer of RadioShack Corporation.
31(b) (2)	Rule 13a-14(a) Certification of the principal financial officer of RadioShack Corporation.
32 (2)(3)	Section 1350 Certification of the chief executive officer and chief financial officer of RadioShack Corporation.
101.INS	XBRL Instance Document (2)(4)
101.SCH	XBRL Taxonomy Extension Schema Document (2)(4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)(4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)(4)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)(4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)(4)

(1)	RadioShack Corporation was known as Tandy Corporation until May 18, 2000.
(2)	Filed with this report.
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