Form 10-Q
period 2012-09-30
RADIOSHACK CORP
filed 2012-10-23
CIK 96289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on October 15, 2012, was 99,561,701

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2012	2011	2012	2011
Net sales and operating revenues	$1,000.2	$1,031.8	$2,961.7	$2,991.1
Cost of products sold (includes depreciation amounts of $2.1 million, $1.9 million, $6.2 million and $5.5 million, respectively)	640.3	589.9	1,847.0	1,662.7
Gross profit	359.9	441.9	1,114.7	1,328.4

Operating expenses:
Selling, general and administrative	384.6	411.4	1,120.4	1,146.3
Depreciation and amortization	17.6	19.2	54.5	55.8
Impairment of long-lived assets and goodwill	16.5	0.7	18.0	1.7
Total operating expenses	418.7	431.3	1,192.9	1,203.8

Operating (loss) income	(58.8)	10.6	(78.2)	124.6

Interest income	0.5	1.4	1.3	2.2
Interest expense	(13.2)	(12.6)	(39.2)	(33.2)
Other loss	(0.6)	--	(0.6)	(4.1)

(Loss) income from continuing operations before income taxes	(72.1)	(0.6)	(116.7)	89.5
Income tax (benefit) expense	(25.0)	(0.9)	(40.6)	34.3

(Loss) income from continuing operations	(47.1)	0.3	(76.1)	55.2
Discontinued operations, net of income taxes	--	--	--	5.1

Net (loss) income	$(47.1)	$0.3	$(76.1)	$60.3

Basic and diluted net (loss) income per share:
(Loss) income per share from continuing operations	$(0.47)	$0.00	$(0.76)	$0.53
Income per share from discontinued operations	--	--	--	0.05
Net (loss) income per share	$(0.47)	$0.00	$(0.76)	$0.58

Shares used in computing net (loss) income per share:

Basic	100.1	100.2	100.1	103.4

Diluted	100.1	100.7	100.1	104.2

Comprehensive (loss) income	$(44.6)	$(9.9)	$(70.9)	$53.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In millions, except share amounts)	September 30, 2012	December 31, 2011	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$546.1	$591.7	$667.7
Accounts and notes receivable, net	349.2	360.6	250.3
Inventories	851.1	744.4	790.6
Other current assets (See Note 4)	174.0	116.1	106.3
Total current assets	1,920.4	1,812.8	1,814.9

Property, plant and equipment, net	241.0	270.2	273.4
Goodwill, net	36.9	37.0	37.4
Other assets, net	39.0	55.1	82.3
Total assets	$2,237.3	$2,175.1	$2,208.0

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$275.2	$--	$--
Accounts payable	386.2	348.2	344.6
Accrued expenses and other current liabilities	286.1	315.4	299.5
Total current liabilities	947.5	663.6	644.1

Long-term debt, excluding current maturities	474.0	670.6	666.4
Other non-current liabilities	153.4	87.6	98.0
Total liabilities	1,574.9	1,421.8	1,408.5

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 146,033,000 shares issued	146.0	146.0	146.0
Additional paid-in capital	137.5	137.1	142.1
Retained earnings	1,424.1	1,525.1	1,562.8
Treasury stock, at cost; 46,581,000, 46,715,000, and 46,195,000 shares, respectively	(1,038.5)	(1,043.0)	(1,040.3)
Accumulated other comprehensive loss	(6.7)	(11.9)	(11.1)
Total stockholders’ equity	662.4	753.3	799.5
Total liabilities and stockholders’ equity	$2,237.3	$2,175.1	$2,208.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
(In millions)	2012	2011
Cash flows from operating activities:
Net (loss) income	$(76.1)	$60.3
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	60.7	61.7
Amortization of discounts on long-term debt	12.8	12.2
Impairment of long-lived assets and goodwill	18.0	1.7
Stock-based compensation	6.0	4.0
Other non-cash items	12.5	7.4
Changes in operating assets and liabilities:
Accounts and notes receivable	102.8	126.9
Inventories	(104.0)	(69.4)
Other current assets	(35.3)	5.7
Accounts payable	74.1	84.5
Accrued expenses and other	(39.1)	(32.0)
Net cash provided by operating activities	32.4	263.0

Cash flows from investing activities:
Additions to property, plant and equipment	(44.5)	(62.9)
Changes in restricted cash (See Note 4)	(26.5)	--
Other investing activities	0.1	0.1
Net cash used in investing activities	(70.9)	(62.8)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	150.0	322.5
Payments of debt issuance costs	(5.9)	(7.2)
Principal amount of long-term debt repayments	(88.1)	(306.8)
Payments of dividends	(24.9)	--
Changes in cash overdrafts	(38.2)	(11.6)
Purchases of treasury stock	--	(101.4)
Proceeds from exercise of stock options	--	2.6
Net cash used in financing activities	(7.1)	(101.9)

Net (decrease) increase in cash and cash equivalents	(45.6)	98.3
Cash and cash equivalents, beginning of period	591.7	569.4
Cash and cash equivalents, end of period	$546.1	$667.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Throughout this report, the terms “our,” “we,” “us,” “Company,” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We prepared the accompanying unaudited condensed consolidated financial statements, which include the accounts of RadioShack Corporation and all majority-owned domestic and foreign subsidiaries, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three and nine month periods ended September 30, 2012 and 2011, do not necessarily indicate the results you might expect for the full year. For further information, refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2 – NEW ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to update the presentation of comprehensive income in consolidated financial statements. Under this new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements in its annual financial statements. This guidance is effective for fiscal years beginning after December 15, 2011. We adopted this guidance effective January 1, 2012. Please refer to our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, for the required interim period disclosure. In addition to net income, the other component of our comprehensive income was foreign currency translation adjustments.

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

We incurred no significant gain or loss associated with the transition of these kiosks to Sam’s Club. We redeployed substantially all of our Sam’s Club kiosk employees to nearby RadioShack stores or Target Mobile centers, and we redistributed our Sam’s Club kiosk inventory to our remaining retail channels. Net sales and operating revenues related to these discontinued operations were zero for the third quarter and for the first nine months of 2012, compared with zero and $62.9 million, respectively, for the same periods last year. Income before income taxes for these discontinued operations was zero for the third quarter and for the first nine months of 2012, compared with zero and $8.4 million, respectively, for the same periods last year.

NOTE 4 – RESTRICTED CASH

Restricted cash totaled $26.5 million at September 30, 2012, and is included in other current assets in our consolidated balance sheets. This cash is pledged as collateral for a standby letter of credit issued to our general liability insurance provider. We have the ability to withdraw this cash at any time and instead provide a letter of credit issued under our asset-based revolving credit facility that expires in January 2016 similar to the letter of credit that was issued under this facility at December 31, 2011. We have elected to pledge this cash as collateral to reduce our costs associated with our general liability insurance.

NOTE 5 – INDEBTEDNESS AND BORROWING FACILITIES

2016 Credit Facility: In August 2012, we entered into an amended and restated credit agreement (“Restated 2016 Credit Facility” or “2016 Credit Facility”) with a group of lenders with Bank of America, N.A., as the administrative and collateral agent. The Restated 2016 Credit Facility amends and restates the Company’s existing asset-based revolving credit agreement (the “Original 2016 Credit Facility”).

The Restated 2016 Credit Facility revised the terms of the Original 2016 Credit Facility to, among other things, provide for $50 million of term loans. The Restated 2016 Credit Facility also provides for an option, subject to customary conditions, to incur up to $25 million of additional term loans in the future.

Like the Original 2016 Credit Facility, the Restated 2016 Credit Facility matures on January 4, 2016, and provides for an asset-based revolving credit line of $450 million, subject to a borrowing base, which was $483.8 million at September 30, 2012. As with the Original 2016 Credit Facility, obligations under the Restated 2016 Credit Facility are secured by substantially all of our inventory, accounts receivable, cash, and cash equivalents. Additionally, at our election, obligations under the Restated 2016 Credit Facility may also be secured by certain real estate.

As with the Original 2016 Credit Facility, revolving borrowings under the Restated 2016 Credit Facility bear interest at our choice of a bank’s prime rate plus 1.25% to 1.75% or LIBOR plus 2.25% to 2.75%. The applicable rates in these ranges are based on the aggregate average availability under the facility. We pay commitment fees to the lenders at an annual rate of 0.50% of the unused amount of the facility.

The maximum availability for revolving borrowings under the 2016 Credit Facility is determined at the end of each month and is calculated as the lesser of:

•	$450 million, or

•	Our borrowing base for revolving borrowings less $45 million (calculated as $438.8 million at September 30, 2012), or

•
Our borrowing base for revolving borrowings up to a maximum amount of $450 million less the greater of 12.5% (currently $56.3 million) or $45 million if we do not meet a specified consolidated fixed charge coverage ratio during a trailing twelve-month period (calculated as $393.8 million).

As of September 30, 2012, our maximum availability for revolving borrowings under the 2016 Credit Facility was $393.8 million as a result of us not meeting the consolidated fixed charge coverage ratio at September 30, 2012. As of September 30, 2012, no revolving borrowings had been made under the facility, and letters of credit totaling $2.2 million had been issued resulting in $391.6 million of availability for revolving borrowings under the 2016 Credit Facility.

If at any time the outstanding revolving borrowings and term loans under the 2016 Credit Facility exceed the sum of the revolving borrowing base and the term loan borrowing base, at such time we will be required to prepay an amount equal to such excess. No payments (whether optional or mandatory) may be made in respect of the principal amount of term loans unless all revolving loans have been repaid and any outstanding letters of credit have been cash collateralized. The revolving borrowing base and term loan borrowing base are subject to customary reserves that may be implemented by the administrative agent at its permitted discretion.

The Restated 2016 Credit Facility contains customary affirmative and negative covenants and events of default that are substantially consistent with those contained in the Original 2016 Credit Facility.

2016 Term Loan: Upon entering into the Restated 2016 Credit Facility, we borrowed $50 million under a term loan agreement (“2016 Term Loan”), which is subject to the term loan borrowing base and bears interest at our choice of a bank’s prime rate plus 3.5% or LIBOR plus 4.5%. Interest is payable on the interest rate reset dates, which will be on at least a quarterly basis. This term loan is secured by the same assets as those secured under the Restated 2016 Credit Facility and matures on January 4, 2016. Net proceeds of the new term loan were $48.5 million, after fees and expenses of $1.5 million incurred in connection with the Restated 2016 Credit Facility, and will be used for working capital and general corporate purposes. The 2016 Term Loan may not be repaid until all other revolving borrowings, letters of credit, or other commitments under the 2016 Credit Facility have been repaid.

2017 Term Loan: In September 2012, we borrowed $100 million due on September 27, 2017, under a new term loan credit agreement (“2017 Term Loan”) with two lenders and Wells Fargo, N. A., as administrative and collateral agent. The 2017 Term Loan bears interest at a rate of 10.0% plus adjusted LIBOR for a one, two, or three month interest period, but never less than 11.0%. Interest is payable on a monthly basis.

Net proceeds of the 2017 Term Loan were $95.6 million, after fees and expenses of $4.4 million, and will be used for working capital and general corporate purposes. Beginning with the fiscal quarter ending December 31, 2014, the term loan is subject to quarterly amortization payments of $1,667,500.

The 2017 Term Loan is secured on a second priority basis by the same assets that secure the 2016 Credit Facility and on a first priority basis by substantially all of our other assets.

Voluntary and mandatory prepayments of the 2017 Term Loan in amounts in excess of $10 million per year are subject to prepayment premiums of 5% in year one, 4% in year two, 3% in year three, and 2% in year four. The 2017 Term Loan contains customary affirmative and negative covenants and events of default that are substantially similar to those contained in the 2016 Credit Facility. The 2017 Term Loan also includes a financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 during any period in which availability under the 2016 Credit Facility is less than the greater of 12.5% of the maximum revolving borrowing amount under the 2016 Credit Facility or $45 million.

2013 Convertible Notes: In the third quarter of 2012, we repurchased $88.1 million of aggregate principal amount of 2.50% convertible senior notes due August 1, 2013 (the “2013 Convertible Notes”). We paid a total of $84.8 million, which consisted of the purchase price of $84.6 million for the 2013 Convertible Notes plus $0.2 million in accrued and unpaid interest, to the holders of the 2013 Convertible Notes. This transaction resulted in a loss of $0.6 million classified as other loss on our condensed consolidated statements of comprehensive income. At September 30, 2012, there was $286.9 million aggregate principal amount of 2013 Convertible Notes still outstanding.

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

Refer to our Annual Report on Form 10-K for the year ended December 31, 2011, for additional information regarding our indebtedness and borrowing facilities.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

The following table reconciles the numerator and denominator used in the basic and diluted net (loss) income per share calculations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011

Numerator:
(Loss) income from continuing operations	$(47.1)	$0.3	$(76.1)	$55.2
Discontinued operations, net of taxes	--	--	--	5.1
Net (loss) income	$(47.1)	$0.3	$(76.1)	$60.3

Denominator:
Weighted-average common shares outstanding	100.1	100.2	100.1	103.4
Dilutive effect of stock-based awards	--	0.5	--	0.8
Weighted average shares for diluted net (loss) income per share	100.1	100.7	100.1	104.2

The following table includes common stock equivalents that were not included in the calculation of diluted net (loss) income per share for the periods presented. These securities could be dilutive in future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011

Employee stock options (1) (2)	6.1	6.4	6.1	2.3
Warrants to purchase common stock (3)	15.8	15.5	15.8	15.5
Convertible debt instruments (4)	12.1	15.5	12.1	15.5

(1)
For the third quarter of 2012 and the first nine months of 2012, these common stock equivalents were excluded because the effect of their inclusion would reduce our net loss per share in these periods and would be antidilutive. In addition, the exercise prices of these common stock equivalents exceeded the average market price of our common stock during these periods.

(2)
For the third quarter of 2011 and the first nine months of 2011, these common stock equivalents were excluded because their exercise prices exceeded the average market price of our common stock during this period, and the effect of their inclusion would be antidilutive.

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

NOTE 9 – FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Basis of Fair Value Measurements
	Fair Value of Assets (Liabilities)	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(In millions)

Three Months Ended September 30, 2012
Long-lived assets held and used	$1.7	--	--	$1.7

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

U.S. RadioShack Company-Operated Stores: For the three months ended September 30, 2012, long-lived assets held and used in certain locations of our U.S. RadioShack company-operated stores segment with a total carrying value of $2.4 million were written down to their fair value of $0.6 million, resulting in an impairment charge of $1.8 million that was included in earnings for the period.

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

Target Mobile Centers: We have been negotiating a change to our agreement with Target that would allow us to operate the Target Mobile centers under a profitable arrangement and these negotiations are still ongoing. In October 2012, we exercised our contractual right to notify Target of our intention to stop operating the Target Mobile centers by no later than April of 2013 if we cannot reach a joint agreement.

We concluded that the cash flows generated by our Target Mobile centers under our current contractual arrangements would not recover the net book value of our long-lived assets held and used in these locations. Therefore, the long-lived assets at these locations with a total carrying value of $12.8 million were written down to their fair value of $1.1 million, resulting in an impairment charge of $11.7 million that was included in earnings for the period.

The fair value of these “in-use” assets was based on the projected cash flows at each location under our current contractual arrangements. At the termination of our contract to operate Target Mobile centers inside of Target stores, these assets will be owned by Target; therefore, we are not entitled to any residual or liquidation proceeds for these assets.

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

Carrying amounts and the related estimated fair value of our debt financial instruments are as follows:

	September 30, 2012		December 31, 2011
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total debt	$749.2	$606.8	$670.6	$641.0

The fair value of our 2.5% convertible notes due in 2013 was $266.5 million at September 30, 2012, compared with $358.6 million at December 31, 2011. The fair value of the 2019 Notes was $189.3 million at September 30, 2012, compared with $281.4 million at December 31, 2011. The fair values of the 2016 Term Loan and the 2017 Term Loan approximated their carrying values because of their recent issuances.

NOTE 10 – INCOME TAXES

A reconciliation of the consolidated liability for gross unrecognized income tax benefits (excluding interest) from January 1, 2012, to September 30, 2012, is as follows:

(In millions)	2012
Balance at January 1	$27.3
Increases related to prior period tax positions	72.7
Decreases related to prior period tax positions	(0.3)
Increases related to current period tax positions	0.3
Settlements	--
Lapse in applicable statute of limitations	(0.1)
Balance at September 30	$99.9

In September 2012, we filed our 2011 federal income tax return. In connection with filing this return, we have taken certain tax positions that resulted in a refund of approximately $73 million, which we received in October 2012. As a result of these tax positions, we have recorded this amount as a receivable classified in accounts and notes receivable with an offsetting liability for unrecognized tax benefits classified in other non-current liabilities in our consolidated balance sheets.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision and accordingly, accrued interest related to these tax positions will affect our effective tax rate until such time as the tax benefits are recognized or the tax positions are effectively settled. If we are forced to reverse these tax positions due to an unfavorable audit outcome in a future period, then we will be required to return the cash received plus interest, but under no circumstance would such an event affect our results of operations.

NOTE 11 – GOODWILL

Goodwill and intangible assets with indefinite useful lives are reviewed annually during the fourth quarter for impairment. Goodwill and intangible assets with indefinite useful lives are also reviewed in interim periods if certain events occur indicating that the carrying value of goodwill and intangible assets for a reporting unit may be impaired.

For the first half of 2012, we experienced a significant decline in the market capitalization of our common stock, which was driven primarily by lower than expected operating results. Our market capitalization was lower than our consolidated net book value for much of this time period. We determined that these facts were an indicator that we should conduct an interim goodwill impairment test in the third quarter.

After reviewing our reporting units, we determined that the maximum fair value allowed for the U.S. RadioShack company-operated stores reporting unit due to our lower market capitalization would not support its $3.0 million of goodwill. This resulted in a $3.0 million impairment charge that was included in earnings for the third quarter of 2012. Our U.S. RadioShack company-operated stores reporting unit is comprised of our U.S. RadioShack company-operated stores operating segment, our overhead and corporate expenses that are not allocated to our operating segments, and all of our interest expense.

NOTE 12 – SEVERANCE COSTS

Headcount Reduction: During the third quarter ended September 30, 2012, we recorded $2.9 million of pre-tax employee separation charges classified as selling, general and administrative expense in connection with the reduction of approximately 150 employees, who were primarily at our corporate headquarters. As of September 30, 2012, substantially all of these amounts had been paid.

Executive Severance: We announced on September 25, 2012, that our Board of Directors and Mr. James F. Gooch had agreed that Mr. Gooch would step down from his position as Chief Executive Officer and as a director of the Company, effective immediately. Under Mr. Gooch’s employment agreement, he was entitled to a specified cash payment and the accelerated vesting of certain stock awards. During the third quarter ended September 30, 2012, we recorded $5.6 million of pre-tax employee separation charges classified as selling, general and administrative expense in connection with Mr. Gooch’s departure. This included a cash charge of $4.0 million that will be paid in the fourth quarter of 2012 and a non-cash charge of $1.6 million related to the accelerated vesting of stock awards.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Class Action Litigation:  In July and August 2012, two purported class action complaints were filed in the United States District Court, Southern District of New York against the Company and our former Chief Executive Officer. The complaints allege that we and our former CEO violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning the adverse impact of a corporate strategy to transform ourselves from a seller of consumer electronics and accessories into a reseller of wireless products. The complaints seek unspecified damages on behalf of a purported class of purchasers of our common stock during the period from July 26, 2011 to July 24, 2012. We will vigorously defend against this lawsuit. Based on the stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter.

Shareholder Derivative Demand:  In September 2012, our Board of Directors received a shareholder letter demanding that the Board investigate current and former officers and directors to determine whether such individuals breached their fiduciary duties to the Company and our stockholders by failing to monitor and oversee our strategy to transform ourselves from a seller of consumer electronics and accessories into a reseller of wireless products. The Board is currently reviewing the shareholder demand letter and considering appropriate action that the Company should undertake.

Brookler v. RadioShack Corporation:  On April 6, 2004, plaintiffs filed a putative class action in Los Angeles Superior Court, Brookler v. RadioShack Corporation, claiming that we violated California's wage and hour laws relating to meal and rest periods. The meal period portion of the case was originally certified as a class action in February 2006. Our first Motion for Decertification of the class was denied in August 2007. After a favorable decision at the California Court of Appeals in the similar case of Brinker Restaurant Corporation v. Superior Court, we filed a second motion for decertification, and in October 2008 the trial court granted our motion. The plaintiffs in Brookler appealed this ruling. Due to the unsettled nature of California law regarding the obligations of employers in respect of meal periods, we and the Brookler plaintiffs requested that the California Court of Appeals stay its ruling on the plaintiffs’ appeal of the class decertification ruling pending the California Supreme Court’s decision in Brinker. The appellate court denied this joint motion and then heard oral arguments in the case on August 5, 2010. On August 26, 2010, the California Court of Appeals reversed the trial court’s decertification of the class, and our Petition for Rehearing was denied on September 14, 2010. On September 28, 2010, we filed a Petition for Review with the California Supreme Court, which granted review and placed the case on hold pending its decision in Brinker. On April 12, 2012, the California Supreme Court issued its decision in Brinker. On June 20, 2012, the California Supreme Court remanded the Brookler case to the California Court of Appeals instructing it to vacate its prior order and reconsider its ruling in light of its ruling in Brinker. Both parties have filed their supplemental briefs and oral argument has been scheduled for November 1, 2012. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Ordonez v. RadioShack Corporation:  In May 2010, Daniel Ordonez, on behalf of himself and all other similarly situated current and former employees, filed a Complaint against the Company in the Los Angeles Superior Court. In July 2010, Mr. Ordonez filed an Amended Complaint alleging, among other things, that we failed to provide required meal periods, provide required rest breaks, pay overtime compensation, pay minimum wages, and maintain required records. In September 2010 we removed the case to the United States District Court for the Central District of California. The proposed putative class in Ordonez consists of all current and former non-exempt employees for a period within the four (4) years preceding the filing of the case. The meal period claims raised in Ordonez are similar to the claims raised in Brookler as discussed above. Pursuant to a motion filed by the Ordonez parties, the court recently granted a Stipulation and Order to Stay Proceedings pending the decision of the California Supreme Court in Brinker. On April 12, 2012, the California Supreme Court issued its decision in Brinker. On July 27, 2012, Ordonez filed its Motion for Class Certification. On October 1, 2012, we filed our opposition to the Motion. Ordonez’s reply brief is due October 31, 2012, with the hearing on the Motion scheduled for November 19, 2012. We are still evaluating the potential effect of this decision on Ordonez. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

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

NOTE 14 – SEGMENT REPORTING

The U.S. RadioShack company-operated stores segment consists solely of our 4,412 U.S. company-operated retail stores, all operating under the RadioShack brand name. We evaluate the performance of our segments based on operating income, which is defined as sales less cost of products sold and certain direct operating expenses, including labor, rent, and occupancy costs. Asset balances by segment have not been included in the table below, as these are managed on a company-wide level and are not fully allocated to segments for management reporting purposes. Amounts in the other category reflect our business activities that are not separately reportable, which include sales through our Target Mobile centers, sales to our independent dealers, sales generated by our www.radioshack.com website and our Mexican subsidiary, sales to commercial customers, and sales to other third parties through our global sourcing and manufacturing operations.

Revenue by reportable segment is as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
U.S. RadioShack company-operated stores	$814.4	$846.3	$2,420.4	$2,539.3
Other (1)	185.8	185.5	541.3	451.8
	$1,000.2	$1,031.8	$2,961.7	$2,991.1

Operating income by reportable segment and the reconciliation to (loss) income from continuing operations before income taxes are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
U.S. RadioShack company-operated stores (2) (3)	$62.1	$95.6	$225.4	$384.7
Other (1) (4) (5)	(15.4)	0.9	(13.9)	(3.6)
	46.7	96.5	211.5	381.1

Unallocated (6) (7) (8)	(105.5)	(85.9)	(289.7)	(256.5)
Operating (loss) income	(58.8)	10.6	(78.2)	124.6

Interest income	0.5	1.4	1.3	2.2
Interest expense	(13.2)	(12.6)	(39.2)	(33.2)
Other loss	(0.6)	--	(0.6)	(4.1)
(Loss) income from continuing operations before income taxes	$(72.1)	$(0.6)	$(116.7)	$89.5

(1)	Includes $3.0 million of franchise fee revenue for both the three and nine month periods ended September 30, 2012, related to the opening of our first franchised stores in Southeast Asia.
(2)	Includes a goodwill impairment charge of $3.0 million for both the three and nine month periods ended September 30, 2012.
(3)
Includes a charge to earnings of $23.4 million for both the three and nine month periods ended September 30, 2011, related to a payment to T-Mobile in conjunction with our transition from offering T-Mobile wireless handsets to offering Verizon wireless handsets.

(4)
Includes an operating loss of $25.4 million (including a long-lived assets impairment charge of $11.7 million) and $38.2 million (including a long-lived assets impairment charge of $11.7 million) for our Target Mobile centers for the three and nine month periods ended September 30, 2012, compared with $7.3 million and $14.1 million for the same periods last year.

(5)	Includes a net loss on the closing of our Chinese manufacturing plant of $0.8 million and $11.0 million for the three and nine month periods ended September 30, 2011, respectively.
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

(7)	Includes severance costs of $8.5 million for both the three and nine month periods ended September 30, 2012, related to the departure of our CEO and headcount reductions.
(8)
The operating loss for our unallocated category increased by $19.6 million and $33.2 million for the three and nine month periods ended September 30, 2012, respectively. These increases were primarily due to decreased intercompany profits earned by our distribution operations due to the mix of products distributed.

NOTE 15 – SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

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

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Three Months Ended September 30, 2012

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$943.1	$918.2	$30.9	$(892.0)	$1,000.2
Cost of products sold	662.4	849.9	20.0	(892.0)	640.3
Gross profit	280.7	68.3	10.9	--	359.9

Operating expenses:
Selling, general and administrative	340.3	33.1	11.2	--	384.6
Depreciation and amortization	15.3	1.7	0.6	--	17.6
Impairment of long-lived assets and goodwill	4.8	11.7	--	--	16.5
Total operating expenses	360.4	46.5	11.8	--	418.7

Operating (loss) income	(79.7)	21.8	(0.9)	--	(58.8)

Interest income	0.3	2.8	1.5	(4.1)	0.5
Interest expense	(17.2)	--	(0.1)	4.1	(13.2)
Other loss	(0.6)	--	--	--	(0.6)

(Loss) income from continuing operations before income taxes	(97.2)	24.6	0.5	--	(72.1)
Income tax (benefit) expense	(34.6)	9.5	0.1	--	(25.0)
Equity in earnings of subsidiaries, net of income taxes	15.6	0.1	--	(15.7)	--

(Loss) income from continuing operations	(47.0)	15.2	0.4	(15.7)	(47.1)
Discontinued operations, net of income taxes	--	--	--	--	--

Net (loss) income	$(47.0)	$15.2	$0.4	$(15.7)	$(47.1)

Comprehensive (loss) income	$(44.6)	$17.8	$2.8	$(20.6)	$(44.6)

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Three Months Ended September 30, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$993.6	$996.2	$29.1	$(987.1)	$1,031.8
Cost of products sold	646.0	910.7	20.3	(987.1)	589.9
Gross profit	347.6	85.5	8.8	--	441.9

Operating expenses:
Selling, general and administrative	371.3	30.3	9.8	--	411.4
Depreciation and amortization	17.2	1.6	0.4	--	19.2
Impairment of long-lived assets	0.7	--	--	--	0.7
Total operating expenses	389.2	31.9	10.2	--	431.3

Operating (loss) income	(41.6)	53.6	(1.4)	--	10.6

Interest income	1.0	2.4	1.5	(3.5)	1.4
Interest expense	(16.1)	--	--	3.5	(12.6)

(Loss) income from continuing operations before income taxes	(56.7)	56.0	0.1	--	(0.6)
Income tax (benefit) expense	(22.0)	20.7	0.4	--	(0.9)
Equity in earnings of subsidiaries, net of income taxes	35.0	(0.5)	--	(34.5)	--

Income (loss) from continuing operations	0.3	34.8	(0.3)	(34.5)	0.3
Discontinued operations, net of income taxes	--	--	--	--	--

Net income (loss)	$0.3	$34.8	$(0.3)	$(34.5)	$0.3

Comprehensive (loss) income	$(9.9)	$24.7	$(10.5)	$(14.2)	$(9.9)

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Nine Months Ended September 30, 2012

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$2,854.9	$2,740.2	$90.2	$(2,723.6)	$2,961.7
Cost of products sold	1,967.7	2,546.0	56.9	(2,723.6)	1,847.0
Gross profit	887.2	194.2	33.3	--	1,114.7

Operating expenses:
Selling, general and administrative	997.9	90.4	32.1	--	1,120.4
Depreciation and amortization	47.8	5.1	1.6	--	54.5
Impairment of long-lived assets and goodwill	6.3	11.7	--	--	18.0
Total operating expenses	1,052.0	107.2	33.7	--	1,192.9

Operating (loss) income	(164.8)	87.0	(0.4)	--	(78.2)

Interest income	0.4	8.3	4.4	(11.8)	1.3
Interest expense	(50.9)	--	(0.1)	11.8	(39.2)
Other loss	(0.6)	--	--	--	(0.6)

(Loss) income from continuing operations before income taxes	(215.9)	95.3	3.9	--	(116.7)
Income tax (benefit) expense	(80.4)	39.3	0.5	--	(40.6)
Equity in earnings of subsidiaries, net of income taxes	59.5	2.2	--	(61.7)	--

(Loss) income from continuing operations	(76.0)	58.2	3.4	(61.7)	(76.1)
Discontinued operations, net of income taxes	--	--	--	--	--

Net (loss) income	$(76.0)	$58.2	$3.4	$(61.7)	$(76.1)

Comprehensive (loss) income	$(70.9)	$63.3	$8.2	$(71.5)	$(70.9)

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Nine Months Ended September 30, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$2,949.1	$2,693.0	$102.9	$(2,753.9)	$2,991.1
Cost of products sold	1,870.4	2,473.0	73.2	(2,753.9)	1,662.7
Gross profit	1,078.7	220.0	29.7	--	1,328.4

Operating expenses:
Selling, general and administrative	1,031.7	74.9	39.7	--	1,146.3
Depreciation and amortization	50.7	3.0	2.1	--	55.8
Impairment of long-lived assets	1.7	--	--	--	1.7
Total operating expenses	1,084.1	77.9	41.8	--	1,203.8

Operating (loss) income	(5.4)	142.1	(12.1)	--	124.6

Interest income	1.3	7.6	4.3	(11.0)	2.2
Interest expense	(44.2)	--	--	11.0	(33.2)
Other loss	(4.1)	--	--	--	(4.1)

(Loss) income from continuing operations before income taxes	(52.4)	149.7	(7.8)	--	89.5
Income tax (benefit) expense	(22.6)	55.3	1.6	--	34.3
Equity in earnings of subsidiaries, net of income taxes	90.1	(10.6)	--	(79.5)	--

Income (loss) from continuing operations	60.3	83.8	(9.4)	(79.5)	55.2
Discontinued operations, net of income taxes	--	5.1	--	--	5.1

Net income (loss)	$60.3	$88.9	$(9.4)	$(79.5)	$60.3

Comprehensive income (loss)	$53.5	$82.8	$(15.7)	$(67.1)	$53.5

Condensed Consolidating Balance Sheets (unaudited)

At September 30, 2012

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$159.1	$369.3	$17.7	$--	$546.1
Accounts and notes receivable, net	313.3	31.0	4.9	--	349.2
Inventories	752.7	55.8	42.6	--	851.1
Other current assets	166.5	0.9	6.6	--	174.0
Intercompany receivables	--	270.6	--	(270.6)	--
Intercompany notes receivable	--	1,415.3	--	(1,415.3)	--
Total current assets	1,391.6	2,142.9	71.8	(1,685.9)	1,920.4

Property, plant and equipment, net	223.3	7.4	10.3	--	241.0
Goodwill, net	--	0.5	36.4	--	36.9
Other assets, net	28.4	0.1	10.5	--	39.0
Investment in subsidiaries	2,095.2	77.4	--	(2,172.6)	--
Total assets	$3,738.5	$2,228.3	$129.0	$(3,858.5)	$2,237.3

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$275.2	$--	$--	$--	$275.2
Accounts payable	317.7	50.5	18.0	--	386.2
Accrued expenses and other current liabilities	230.2	47.3	8.6	--	286.1
Intercompany payables	256.8	--	13.8	(270.6)	--
Intercompany notes payable	1,415.3	--	--	(1,415.3)	--
Total current liabilities	2,495.2	97.8	40.4	(1,685.9)	947.5

Long-term debt, excluding current maturities	474.0	--	--	--	474.0
Other non-current liabilities	106.9	45.8	0.7	--	153.4
Total liabilities	3,076.1	143.6	41.1	(1,685.9)	1,574.9

Stockholders’ equity	662.4	2,084.7	87.9	(2,172.6)	662.4
Total liabilities and stockholders’ equity	$3,738.5	$2,228.3	$129.0	$(3,858.5)	$2,237.3

Condensed Consolidating Balance Sheets (unaudited)

At December 31, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$154.6	$404.9	$32.2	$--	$591.7
Accounts and notes receivable, net	294.1	60.1	6.4	--	360.6
Inventories	658.8	57.4	28.2	--	744.4
Other current assets	110.7	0.8	4.6	--	116.1
Intercompany receivables	--	179.8	--	(179.8)	--
Intercompany notes receivable	--	1,320.7	--	(1,320.7)	--
Total current assets	1,218.2	2,023.7	71.4	(1,500.5)	1,812.8

Property, plant and equipment, net	238.9	22.7	8.6	--	270.2
Goodwill	3.0	0.5	33.5	--	37.0
Other assets, net	43.6	1.1	10.4	--	55.1
Investment in subsidiaries	2,033.0	70.1	--	(2,103.1)	--
Total assets	$3,536.7	$2,118.1	$123.9	$(3,603.6)	$2,175.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$292.9	$26.4	$28.9	$--	$348.2
Accrued expenses and other current liabilities	264.3	43.3	7.8	--	315.4
Intercompany payables	175.4	--	4.4	(179.8)	--
Intercompany notes payable	1,320.7	--	--	(1,320.7)	--
Total current liabilities	2,053.3	69.7	41.1	(1,500.5)	663.6

Long-term debt	670.6	--	--	--	670.6
Other non-current liabilities	59.5	27.1	1.0	--	87.6
Total liabilities	2,783.4	96.8	42.1	(1,500.5)	1,421.8

Stockholders’ equity	753.3	2,021.3	81.8	(2,103.1)	753.3
Total liabilities and stockholders’ equity	$3,536.7	$2,118.1	$123.9	$(3,603.6)	$2,175.1

Condensed Consolidating Balance Sheets (unaudited)

At September 30, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$144.9	$500.4	$22.4	$--	$667.7
Accounts and notes receivable, net	214.7	30.1	5.5	--	250.3
Inventories	701.1	66.7	22.8	--	790.6
Other current assets	102.3	1.5	2.5	--	106.3
Intercompany receivables	--	239.7	--	(239.7)	--
Intercompany notes receivable	--	1,166.5	--	(1,166.5)	--
Total current assets	1,163.0	2,004.9	53.2	(1,406.2)	1,814.9

Property, plant and equipment, net	243.6	22.5	7.3	--	273.4
Goodwill, net	2.9	0.5	34.0	--	37.4
Other assets, net	58.0	14.2	10.1	--	82.3
Investment in subsidiaries	1,996.6	64.9	--	(2,061.5)	--
Total assets	$3,464.1	$2,107.0	$104.6	$(3,467.7)	$2,208.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	279.3	$54.2	$11.1	$--	$344.6
Accrued expenses and other current liabilities	250.4	40.2	8.9	--	299.5
Intercompany payables	232.5	--	7.2	(239.7)	--
Intercompany notes payable	1,166.5	--	--	(1,166.5)	--
Total current liabilities	1,928.7	94.4	27.2	(1,406.2)	644.1

Long-term debt	666.4	--	--	--	666.4
Other non-current liabilities	69.5	27.1	1.4	--	98.0
Total liabilities	2,664.6	121.5	28.6	(1,406.2)	1,408.5

Stockholders’ equity	799.5	1,985.5	76.0	(2,061.5)	799.5
Total liabilities and stockholders’ equity	$3,464.1	$2,107.0	$104.6	$(3,467.7)	$2,208.0

Condensed Consolidating Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2012

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(100.1)	$151.2	$(18.7)	$--	$32.4

Cash flows from investing activities:
Additions to property, plant and equipment	(40.0)	(1.4)	(3.1)	--	(44.5)
Changes in restricted cash	(26.5)	--	--	--	(26.5)
Other investing activities	0.1	--	--	--	0.1
Dividends received from subsidiary	2.1	--	--	(2.1)	--
Net cash used in investing activities	(64.3)	(1.4)	(3.1)	(2.1)	(70.9)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	150.0	--	--	--	150.0
Payments of debt issuance costs	(5.9)	--	--	--	(5.9)
Principal amount of long-term debt repayments	(88.1)	--	--	--	(88.1)
Payments of dividends	(24.9)	--	(2.1)	2.1	(24.9)
Changes in cash overdrafts	(38.2)	--	--	--	(38.2)
Change in intercompany receivable/payable	176.0	(185.4)	9.4	--	--
Net cash provided by (used in) financing activities	168.9	(185.4)	7.3	2.1	(7.1)

Net increase (decrease) in cash and cash equivalents	4.5	(35.6)	(14.5)	--	(45.6)
Cash and cash equivalents, beginning of period	154.6	404.9	32.2	--	591.7
Cash and cash equivalents, end of period	$159.1	$369.3	$17.7	$--	$546.1

Condensed Consolidating Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$152.9	$133.3	$(23.2)	$--	$263.0

Cash flows from investing activities:
Additions to property, plant and equipment	(49.0)	(12.9)	(1.0)	--	(62.9)
Proceeds from sale of property, plant and equipment	0.1	--	--	--	0.1
Dividends received from subsidiary	1.5	--	--	(1.5)	--
Net cash used in investing activities	(47.4)	(12.9)	(1.0)	(1.5)	(62.8)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	322.5	--	--	--	322.5
Payments of debt issuance costs	(7.2)	--	--	--	(7.2)
Principal amount of long-term debt repayments	(306.8)	--	--	--	(306.8)
Purchases of treasury stock	(101.4)	--	--	--	(101.4)
Changes in cash overdrafts	(11.6)	--	--	--	(11.6)
Proceeds from exercise of stock options	2.6	--	--	--	2.6
Payments of dividends	--	--	(1.5)	1.5	--
Change in intercompany receivable/payable	31.6	(47.4)	15.8	--	--
Net cash (used in) provided by financing activities	(70.3)	(47.4)	14.3	1.5	(101.9)

Net increase (decrease) in cash and cash equivalents	35.2	73.0	(9.9)	--	98.3
Cash and cash equivalents, beginning of period	109.7	427.4	32.3	--	569.4
Cash and cash equivalents, end of period	$144.9	$500.4	$22.4	$--	$667.7

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

RESULTS OF OPERATIONS

Third Quarter Summary
Net sales and operating revenues decreased $31.6 million, or 3.1%, to $1,000.2 million when compared with the same period last year. Comparable store sales decreased 1.6%. Our decrease in net sales and operating revenues was driven by decreased sales in our consumer electronics and mobility platforms. These decreases were partially offset by increased sales in our signature platform.

Consolidated gross profit decreased $82.0 million, or 18.6%, for the third quarter, when compared with the same period last year. The decrease in gross profit dollars was primarily driven by decreased gross profit for our postpaid wireless business in our U.S. RadioShack company-operated stores. Consolidated gross margin decreased by 6.8 percentage points to 36.0% in the third quarter when compared with the same period last year. The decrease in our consolidated gross margin rate was a result of the decrease in the gross margin rates of our postpaid wireless business in our U.S. RadioShack company-operated stores and Target Mobile centers, combined with the increased percentage that postpaid wireless revenues represented as a percentage of our consolidated net sales and operating revenues when compared with the same period last year. The decrease in the gross margin rate of our postpaid wireless business was driven by a change in our sales mix towards lower margin smartphones. Smartphones generally, and the iPhone in particular, carry a lower gross margin rate, given their higher average cost basis.

Consolidated SG&A expense decreased $26.8 million, or 6.5%, for the third quarter, when compared with the same period last year. This represents a 1.4 percentage point decrease as a percentage of net sales and operating revenues for the third quarter. The decrease in SG&A expense for the third quarter was primarily due to a one-time $23.4 million charge in the third quarter of 2011 related to our transition from T-Mobile to Verizon that was not incurred in 2012. This decrease was partially offset by $8.5 million in severance costs in connection with a headcount reduction of primarily corporate support staff and the departure of our Chief Executive Officer in the third quarter of 2012. Excluding all of these items, the remainder of our SG&A expense for the third quarter decreased $11.9 million from the same period last year.

Our loss from continuing operations was $47.1 million ($0.47 per share) for the third quarter, compared with income from continuing operations of $0.3 million ($0.00 per diluted share) for the same period last year.

Adjusted EBITDA from continuing operations was a negative $39.1 million, compared with $31.7 million for the same period last year.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Reconciliation of adjusted EBITDA from continuing operations to income from continuing operations
Adjusted EBITDA from continuing operations(1)	$(39.1)	$31.7	$(17.5)	$185.9
Interest expense, net of interest income	(12.7)	(11.2)	(37.9)	(31.0)
Income tax benefit (expense)	25.0	0.9	40.6	(34.3)
Depreciation and amortization	(19.7)	(21.1)	(60.7)	(61.3)
Other loss	(0.6)	--	(0.6)	(4.1)
(Loss) income from continuing operations	$(47.1)	$0.3	$(76.1)	$55.2

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

RadioShack Retail Outlets
The table below shows our retail locations allocated among U.S. and Mexico company-operated stores, Target Mobile centers, and dealer and other outlets at the following dates:

	Sep. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sep. 30, 2011
U.S. RadioShack company-operated stores (1)	4,412	4,423	4,435	4,476	4,461
Target Mobile centers	1,512	1,503	1,497	1,496	1,490
Mexico RadioShack company-operated stores	237	227	225	227	211
Dealer and other outlets	1,044	1,085	1,115	1,110	1,123
Total number of retail locations	7,205	7,238	7,272	7,309	7,285

(1)	We permanently closed 18 stores after we decided not to renew their leases in the third quarter, which brought our total number of stores closed in 2012 to 77 stores.

Net Sales and Operating Revenues
Consolidated net sales and operating revenues are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011

U.S. RadioShack company-operated stores	$814.4	$846.3	$2,420.4	$2,539.3
Other	185.8	185.5	541.3	451.8
Consolidated net sales and operating revenues	$1,000.2	$1,031.8	$2,961.7	$2,991.1

Consolidated net sales and operating revenues (decrease) increase	(3.1%)	3.0%	(1.0%)	1.2%
Comparable store sales(1) decrease	(1.6)%	(4.0%)	(1.9)%	(4.1%)

(1)
Comparable store sales include the sales of U.S. and Mexico RadioShack company-operated stores as well as Target Mobile centers with more than 12 full months of recorded sales. Sales from discontinued operations have been excluded from these calculations.

U.S. RadioShack Company-Operated Stores Segment

U.S. RadioShack company-operated store sales for the third quarter decreased $31.9 million, or 3.8%, and decreased $118.9 million, or 4.7%, for the first nine months of 2012 when compared with the same periods last year. Increased sales in our signature platform were more than offset by decreased sales in our consumer electronics and mobility platforms.

Mobility Platform:  Sales in our mobility platform (which includes postpaid and prepaid wireless handsets, commissions and residual income, prepaid wireless airtime, e-readers, and tablet devices) decreased 2.9% for the third quarter and decreased 1.8% for the first nine months of 2012, when compared with the same periods last year.

The decrease in sales for the third quarter was primarily driven by decreased sales in our postpaid wireless business. This decrease was partially offset by increased sales in our prepaid wireless business and increased sales of tablet devices.

The decrease in sales for the first nine months of 2012 was primarily driven by decreased sales in our postpaid and prepaid wireless businesses. These sales decreases were partially offset by increased sales of tablet devices.

The sales decreases in our postpaid wireless business were driven by a decrease in the number of postpaid units sold, which was partially offset by an increase in the average revenue per unit sold. The decrease in the number of postpaid units sold for the third quarter was primarily due to higher sales in the third quarter of 2011 related to a special Sprint wireless handset promotion and by the soft postpaid market preceding the new iPhone 5 launch. These decreases were partially offset by increased sales of Verizon handsets. Sprint handset sales were also down during the first half of 2012, which was due to changes in Sprint’s customer and credit models that were implemented in mid-2011. The increase in the average revenue per postpaid unit was primarily driven by a change in our sales mix towards higher priced smartphones, primarily the iPhone.

Signature Platform:  Sales in our signature platform (which includes wireless, music, computer, video game, and home entertainment accessories; general purpose and special purpose power products; technical products; and services) increased 3.8% for the third quarter and increased 1.5% for the first nine months of 2012, compared with the same periods last year. Product categories with sales increases during these periods included wireless accessories, headphones, and tablet accessories. Product categories with sales decreases during the period included home entertainment accessories and personal computer accessories.

Consumer Electronics Platform:  Sales in our consumer electronics platform (which includes music players, personal computing products, laptop computers, cameras, residential telephones, televisions, and other consumer electronics products) decreased 22.0% for the third quarter and decreased 24.2% for the first nine months of 2012, compared with the same periods last year. These sales decreases were driven by sales declines in laptop computers, cameras, music players, GPS devices, and televisions.

Other Sales

Amounts in other sales reflect our business activities that are not separately reportable, which include sales through our Target Mobile centers, sales to our independent dealers, and sales generated by our www.radioshack.com website and our Mexican subsidiary. Other sales were essentially flat for the third quarter and increased $89.5 million, or 19.8%, for the first nine months of 2012, when compared with the same periods last year. The sales increase for the first nine months of 2012 was driven primarily by increased sales at our Target Mobile centers in the first half of 2012, when compared with the same period last year. This increase in Target Mobile sales was driven by the additional 646 Target Mobile locations that were open for the full first six months of 2012 but were not open for the full first six months of 2011. Additionally, we recognized $3.0 million of franchise fee revenue in the third quarter related to the opening of our first franchised stores in Southeast Asia.

Gross Profit
Consolidated gross profit and gross margin are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011

Gross profit	$359.9	$441.9	$1,114.7	$1,328.4
Gross margin	36.0%	42.8%	37.6%	44.4%

Gross profit decrease	(18.6%)	(2.5%)	(16.1%)	(3.5%)

Consolidated gross profit decreased $82.0 million, or 18.6%, for the third quarter and decreased $213.7 million, or 16.1% for the first nine months of 2012, when compared with the same periods last year. These decreases were primarily driven by decreased gross profit for our postpaid wireless business in our U.S. RadioShack company-operated stores.

The decrease in gross profit dollars for our postpaid wireless business in our U.S. RadioShack company-operated stores was driven by decreases in average gross profit dollars per unit sold and decreases in the number of units sold for the third quarter and the first nine months of 2012, when compared with the same periods last year. The decreases in average gross profit dollars per unit sold were due to a higher mix of lower margin smartphones, primarily the iPhone. The decreases in the number of postpaid wireless handsets sold were due to decreased unit sales in our Sprint postpaid wireless business. The decrease in Sprint handset sales for the third quarter was primarily due to higher sales in the third quarter of 2011 related to a special wireless handset promotion. The decrease in Sprint handset sales for the first half of 2012 was due to changes in Sprint’s customer and credit models that were implemented in mid-2011.

The decreases in our consolidated gross margin rates were a result of the decreases in the gross margin rates of our postpaid wireless business in our U.S. RadioShack company-operated stores and Target Mobile centers, combined with the increased percentage that postpaid wireless revenues represented as a percentage of our consolidated net sales and operating revenues when compared with the same periods last year. The decreases in the gross margin rates of our postpaid wireless business were driven by a change in our sales mix towards lower margin smartphones. Smartphones generally, and the iPhone in particular, carry a lower gross margin rate, given their higher average cost basis.

Selling, General and Administrative Expense
Consolidated selling, general and administrative expense is as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011

Selling, general and administrative expense	$384.6	$411.4	$1,120.4	$1,146.3
As a percent of net sales and operating revenues	38.5%	39.9%	37.8%	38.3%

Selling, general and administrative expense (decrease) increase	(6.5%)	16.7%	(2.3%)	7.8%

Consolidated SG&A expense decreased $26.8 million, or 6.5%, for the third quarter and decreased $25.9 million, or 2.3%, for the first nine months of 2012, when compared with the same periods last year. These represent 1.4 and 0.5 percentage point decreases as a percentage of net sales and operating revenues for the third quarter and the first nine months of 2012, respectively.

The decrease in SG&A expense for the third quarter was primarily due to a one-time $23.4 million charge in the third quarter of 2011 related to our transition from T-Mobile to Verizon that was not incurred in 2012. This decrease was partially offset by $8.5 million in severance costs in connection with a headcount reduction of primarily corporate support staff and the departure of our Chief Executive Officer in the third quarter of 2012. Excluding all of these items, the remainder of our SG&A expense for the third quarter decreased $11.9 million from the same period last year.

During the third quarter ended September 30, 2012, we recorded $2.9 million of pre-tax employee separation charges classified as selling, general and administrative expense in connection with the reduction of approximately 150 employees, who were primarily at our corporate headquarters. As of September 30, 2012, substantially all of these amounts had been paid.

We announced on September 25, 2012, that our Board of Directors and Mr. James F. Gooch had agreed that Mr. Gooch would step down from his position as Chief Executive Officer and a director of the Company, effective immediately. Under Mr. Gooch’s employment agreement, he was entitled to a specified cash payment and the accelerated vesting of certain stock awards. During the third quarter ended September 30, 2012, we recorded $5.6 million of pre-tax employee separation charges classified as selling, general and administrative expense in connection with Mr. Gooch’s departure. This included a cash charge of $4.0 million that will be paid in the fourth quarter of 2012 and a non-cash charge of $1.6 million related to the accelerated vesting of stock awards.

The decrease in SG&A for the first nine months of 2012 was partially driven by the third quarter items discussed above. The remaining change was driven by increased costs in the first half of 2012 to support additional Target Mobile centers that were not open in the same period last year. These increased costs were partially offset by decreased advertising expense. We also incurred $9.1 million in costs to close our Chinese manufacturing plant in 2011, which were not incurred in 2012.

Depreciation and Amortization
Depreciation and amortization from continuing operations, including amounts recorded in cost of products sold, was $19.7 million for the third quarter and $60.7 million for the first nine months of 2012, compared with $21.1 million and $61.3 million, respectively, for the same periods last year.

Impairment of Long-lived Assets and Goodwill

Target Mobile Centers: We have been negotiating a change to our agreement with Target that would allow us to operate the Target Mobile centers under a profitable arrangement and these negotiations are still ongoing. In October 2012, we exercised our contractual right to notify Target of our intention to stop operating the Target Mobile centers by no later than April of 2013 if we cannot reach a joint agreement.

We concluded that the cash flows generated by our Target Mobile centers under our current contractual arrangements would not recover the net book value of our long-lived assets held and used in these locations. Therefore, the long-lived assets at these locations with a total carrying value of $12.8 million were written down to their fair value of $1.1 million, resulting in an impairment charge of $11.7 million that was included in earnings for the period.

The fair value of these “in-use” assets was based on the projected cash flows at each location under our current contractual arrangements. At the termination of our contract to operate Target Mobile centers inside of Target stores, these assets will be owned by Target; therefore, we are not entitled to any residual or liquidation proceeds for these assets.

Goodwill: Goodwill and intangible assets with indefinite useful lives are reviewed annually during the fourth quarter for impairment. Goodwill and intangible assets with indefinite useful lives are also reviewed in interim periods if certain events occur indicating that the carrying value of goodwill and intangible assets for a reporting unit may be impaired.

For the first half of 2012, we experienced a significant decline in the market capitalization of our common stock, which was driven primarily by lower than expected operating results. Our market capitalization was lower than our consolidated net book value for much of this time period. We determined that these facts were an indicator that we should conduct an interim goodwill impairment test in the third quarter.

After reviewing our reporting units, we determined that the maximum fair value allowed for the U.S. RadioShack company-operated stores reporting unit due to our lower market capitalization would not support its $3.0 million of goodwill. This resulted in a $3.0 million impairment charge that was included in earnings for the third quarter of 2012. Our U.S. RadioShack company-operated stores reporting unit is comprised of our U.S. RadioShack company-operated stores operating segment, our overhead and corporate expenses that are not allocated to our operating segments, and all of our interest expense.

U.S. RadioShack Company-Operated Stores:  For the three months ended September 30, 2012, long-lived assets held and used in certain locations of our U.S. RadioShack company-operated stores segment with a total carrying value of $2.4 million were written down to their fair value of $0.6 million, resulting in an impairment charge of $1.8 million that was included in earnings for the period. If we continue to incur quarterly losses, we may have larger impairments of long-lived assets at our U.S. RadioShack company-operated stores in future periods.

Net Interest Expense
Consolidated net interest expense, which is interest expense net of interest income, was $12.7 million for the third quarter and $37.9 million for the first nine months of 2012, compared with $11.2 million and $31.0 million, respectively, for the same periods last year.

Interest expense for 2012 primarily consists of interest paid at the stated rate on our notes and term loans and the non-cash amortization of the discounts on our notes. Interest expense for 2011 also included cash received on our interest rate swaps and the non-cash change in fair value of our interest rate swaps.

Interest expense increased $0.6 million for the third quarter and increased $6.0 million for the first nine months of 2012, when compared with the same periods last year. The increased interest expense for the first nine months of 2012 was driven by the interest expense related to our 2019 Notes, which were outstanding for all of the first nine months of 2012, but were not outstanding during all of the same periods last year. Non-cash interest expense was $4.1 million for the third quarter and $12.8 million for the first nine months of 2012, compared with $4.3 million and $12.9 million, respectively, for the same periods last year.

Income Tax Expense
The income tax provision for each quarterly period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are recorded in the quarterly period in which they occur. Our effective tax rate was 34.8% for the first nine months of 2012, compared with 38.3% for the same period last year.

Our income tax benefits for the first nine months of 2012 included offsetting discrete income tax expense items related to certain stock-based compensation effects, interest accrued on our liabilities for uncertain tax positions, and valuation allowances established in the second quarter for certain state income tax deferred tax assets. We reviewed the remainder of our deferred tax assets and concluded that a valuation allowance was not necessary at September 30, 2012. However, if we continue to incur quarterly losses, we may have to record a valuation allowance for a portion or all of our net deferred tax assets in a future period.

Discontinued Operations
All of our remaining kiosks located in Sam’s Club stores were transitioned to Sam’s Club by June 30, 2011. Income before income taxes for these discontinued operations was zero for the third quarter of 2012 and the first nine months of 2012, compared with zero and $8.4 million, respectively, for the same periods last year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Refer to Note 2 – “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Operating Activities: Cash provided by operating activities for the first nine months of 2012 was $32.4 million, compared with $263.0 million for the same period last year. Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and changes in working capital components. Net income plus non-cash adjustments to net income was $33.9 million for the first nine months of 2012, compared with $147.3 million for the same period last year. Cash used in working capital components was $1.5 million for the first nine months of 2012, compared with cash provided of $115.7 million for the same period last year. The decrease in net income plus non-cash adjustments was primarily driven by decreased earnings for the first nine months of 2012. The decrease in cash provided by working capital was primarily driven by higher inventory balances in 2012 due to the increased average cost of wireless handsets.

Investing Activities: Cash used in investing activities was $70.9 million for the first nine months of 2012, compared with $62.8 million for the same period last year. This increase was driven by the change in our restricted cash balance in 2012, which was partially offset by decreased capital expenditures in 2012, when compared to the first nine months of 2011. See “Cash Requirements” below in this MD&A regarding our restricted cash and capital expenditures.

Financing Activities: Cash used in financing activities was $7.1 million for the first nine months of 2012, compared with $101.9 million for the same period last year. Cash used in financing activities for 2012 included the repayment of $88.1 million of our 2013 Convertible Notes and $24.9 million in dividend payments for the first and second quarters. These uses were partially offset by $144.1 million of cash proceeds received from the issuance of our 2016 Term Loan and 2017 Term Loan. The net cash used in financing activities for the first nine months of 2011 was primarily due to share repurchases of $101.4 million.

Free Cash Flow: Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was a negative $37.0 million for the first nine months of 2012, compared with a positive $200.1 million for the same period last year. The decrease in free cash flow for the first quarter of 2012 was attributable to decreased cash flows from operating activities as described above and the payment of our quarterly dividend in the first and second quarters of 2012.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, make dividend payments or fund other uses of capital that management believes will enhance shareholder value. The comparable financial measure to free cash flow under generally accepted accounting principles is cash flows from operating activities, which was $32.4 million for the first nine months of 2012, compared with $263.0 million for the same period last year. We do not intend for the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP, nor do we intend to imply that free cash flow represents cash flow available for discretionary expenditures. The following table is a reconciliation of cash flows from operating activities to free cash flow.

	Nine Months Ended September 30,		Year Ended December 31,
(In millions)	2012	2011	2011

Net cash provided by operating activities	$32.4	$263.0	$217.9
Less:
Additions to property, plant and equipment	44.5	62.9	82.1
Payments of dividends	24.9	--	49.6
Free cash flow	$(37.0)	$200.1	$86.2

SOURCES OF LIQUIDITY
As of September 30, 2012, we had $546.1 million of cash and cash equivalents and $26.5 million of restricted cash. See “Cash Requirements” below in this MD&A regarding our restricted cash. Additionally, at September 30, 2012, we had $391.6 million of availability under our asset-based revolving credit facility that expires in January 2016 (“2016 Credit Facility”).

Based on our current expectations, we believe that our cash flows from operations, cash and cash equivalents and our availability under our 2016 Credit Facility will adequately fund our operations, our capital expenditures, and our current debt obligations for at least three years. We continually assess our capital structure and liquidity needs and evaluate strategic capital and liquidity initiatives.

2016 Credit Facility: In August 2012, we entered into an amended and restated credit agreement (“Restated 2016 Credit Facility” or “2016 Credit Facility”) with a group of lenders with Bank of America, N.A., as the administrative and collateral agent. The Restated 2016 Credit Facility amends and restates the Company’s existing asset-based revolving credit agreement (the “Original 2016 Credit Facility”).

The Restated 2016 Credit Facility revised the terms of the Original 2016 Credit Facility to, among other things, provide for $50 million of term loans. The Restated 2016 Credit Facility also provides for an option, subject to customary conditions, to incur up to $25 million of additional term loans in the future.

Like the Original 2016 Credit Facility, the Restated 2016 Credit Facility matures on January 4, 2016, and provides for an asset-based revolving credit line of $450 million, subject to a borrowing base, which was $483.8 million at September 30, 2012. As with the Original 2016 Credit Facility, obligations under the Restated 2016 Credit Facility are secured by substantially all of our inventory, accounts receivable, cash, and cash equivalents. Additionally, at our election, obligations under the Restated 2016 Credit Facility may also be secured by certain real estate.

As with the Original 2016 Credit Facility, revolving borrowings under the Restated 2016 Credit Facility bear interest at our choice of a bank’s prime rate plus 1.25% to 1.75% or LIBOR plus 2.25% to 2.75%. The applicable rates in these ranges are based on the aggregate average availability under the facility. We pay commitment fees to the lenders at an annual rate of 0.50% of the unused amount of the facility.

The maximum availability for revolving borrowings under the 2016 Credit Facility is determined at the end of each month and is calculated as the lesser of:

•	$450 million, or

•	Our borrowing base for revolving borrowings less $45 million (calculated as $438.8 million at September 30, 2012), or

•
Our borrowing base for revolving borrowings up to a maximum amount of $450 million less the greater of 12.5% (currently $56.3 million) or $45 million if we do not meet a specified consolidated fixed charge coverage ratio during a trailing twelve-month period (calculated as $393.8 million).

As of September 30, 2012, our maximum availability for revolving borrowings under the 2016 Credit Facility was $393.8 million as a result of us not meeting the consolidated fixed charge coverage ratio at September 30, 2012. As of September 30, 2012, no revolving borrowings had been made under the facility, and letters of credit totaling $2.2 million had been issued resulting in $391.6 million of availability for revolving borrowings under the 2016 Credit Facility.

If at any time the outstanding revolving borrowings and term loans under the 2016 Credit Facility exceed the sum of the revolving borrowing base and the term loan borrowing base, at such time we will be required to prepay an amount equal to such excess. No payments (whether optional or mandatory) may be made in respect of the principal amount of term loans unless all revolving loans have been repaid and any outstanding letters of credit have been cash collateralized. The revolving borrowing base and term loan borrowing base are subject to customary reserves that may be implemented by the administrative agent at its permitted discretion.

The Restated 2016 Credit Facility contains customary affirmative and negative covenants and events of default that are substantially consistent with those contained in the Original 2016 Credit Facility.

Refer to Note 4 – “Indebtedness and Borrowing Facilities” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, for additional information regarding this credit facility.

CASH REQUIREMENTS

2013 Convertible Notes: In the third quarter of 2012, we repurchased $88.1 million of aggregate principal amount of 2.50% convertible senior notes due August 1, 2013 (the “2013 Convertible Notes”). We paid a total of $84.8 million, which consisted of the purchase price of $84.6 million for the 2013 Convertible Notes plus $0.2 million in accrued and unpaid interest, to the holders of the 2013 Convertible Notes. This transaction resulted in a loss of $0.6 million classified as other loss on our condensed consolidated statements of comprehensive income. At September 30, 2012, there was $286.9 million aggregate principal amount of 2013 Convertible Notes still outstanding.

2016 Term Loan: Upon entering into the Restated 2016 Credit Facility, we borrowed $50 million under a term loan agreement (“2016 Term Loan”), which is subject to the term loan borrowing base and bears interest at our choice of a bank’s prime rate plus 3.5% or LIBOR plus 4.5%. Interest is payable on the interest rate reset dates, which will be on at least a quarterly basis. This term loan is secured by the same assets as those secured under the Restated 2016 Credit Facility and matures on January 4, 2016. Net proceeds of the new term loan were $48.5 million, after fees and expenses of $1.5 million incurred in connection with the Restated 2016 Credit Facility, and will be used for working capital and general corporate purposes. The 2016 Term Loan may not be repaid until all other revolving borrowings, letters of credit, or other commitments under the 2016 Credit Facility have been repaid.

2017 Term Loan: In September 2012, we borrowed $100 million due on September 27, 2017, under a new term loan credit agreement (“2017 Term Loan”) with two lenders and Wells Fargo, N. A., as administrative and collateral agent. The 2017 Term Loan bears interest at a rate of 10.0% plus adjusted LIBOR for a one, two, or three month interest period, but never less than 11.0%. Interest is payable on a monthly basis.

Net proceeds of the 2017 Term Loan were $95.6 million, after fees and expenses of $4.4 million, and will be used for working capital and general corporate purposes. Beginning with the fiscal quarter ending December 31, 2014, the term loan is subject to quarterly amortization payments of $1,667,500.

The 2017 Term Loan is secured on a second priority basis by the same assets that secure the 2016 Credit Facility and on a first priority basis by substantially all of our other assets.

Voluntary and mandatory prepayments of the 2017 Term Loan in amounts in excess of $10 million per year are subject to prepayment premiums of 5% in year one, 4% in year two, 3% in year three, and 2% in year four. The 2017 Term Loan contains customary affirmative and negative covenants and events of default that are substantially similar to those contained in the 2016 Credit Facility. The 2017 Term Loan also includes a financial covenant that requires us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 during any period in which availability under the 2016 Credit Facility is less than the greater of 12.5% of the maximum revolving borrowing amount under the 2016 Credit Facility or $45 million.

Long-Term Debt: In addition to the items discussed above, On October 19, 2012, we borrowed $25 million under a five-year term loan arrangement. This term loan is secured by certain real estate assets.

Refer to Note 5 – “Indebtedness and Borrowing Facilities” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, for information regarding our long-term debt.

Capital Expenditures: We estimate that our capital expenditure requirements for 2012 will range from $70 million to $80 million. Information systems projects and U.S. RadioShack company-operated store remodels and relocations will account for the majority of these anticipated capital expenditures. Cash and cash equivalents and cash generated from operating activities will be used to fund future capital expenditure needs.

Restricted Cash: Restricted cash totaled $26.5 million at September 30, 2012, and is included in other current assets in our consolidated balance sheets. This cash is pledged as collateral for a standby letter of credit issued to our general liability insurance provider. We have the ability to withdraw this cash at any time and instead provide a letter of credit issued under our 2016 Credit Facility similar to the letter of credit that was issued under our 2016 Credit Facility at December 31, 2011. We have elected to pledge this cash as collateral to reduce our costs associated with our general liability insurance.

Purchase Obligations: We had purchase obligations of $509.9 million at September 30, 2012, which include product commitments and marketing agreements. Of this amount, $500.0 million will be spent in the next twelve months. Purchase obligations at September 30 are greater than purchase obligations at December 31 because of our inventory build-up and advertising commitments related to the fourth quarter holiday shopping season.

Contractual Obligations: Other than the increases in our long-term debt and purchase obligations discussed above, there have been no significant changes to our contractual obligations and commercial commitments outside the ordinary course of business since December 31, 2011. Refer to our Annual Report on Form 10-K for the year ended December 31, 2011, for additional information regarding our contractual obligations and commercial commitments.

Capitalization
The following table sets forth information about our capitalization on the dates indicated.

	September 30,		December 31,		September 30,
	2012		2011		2011
(In millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent

Current maturities of long-term debt	$275.2	19.5%	$--	0.0%	$--	0.0%
Long-term debt, excluding current maturities	474.0	33.6	670.6	47.1	666.4	45.5
Total debt	749.2	53.1	670.6	47.1	666.4	45.5
Stockholders’ equity	662.4	46.9	753.3	52.9	799.5	54.5
Total capitalization	$1,411.6	100.0%	$1,423.9	100.0%	$1,465.9	100.0%

Dividends: We paid a $0.125 per share dividend in the first and second quarters of 2012, which totaled $24.9 million for the first nine months of 2012. The dividends were funded from cash on hand. On July 25, 2012, we announced that we suspended our dividend.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS
Matters discussed in MD&A and in other parts of this report include forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are statements that are not historical and may be identified by the use of words such as “expect,” “anticipate,” “believe,” “estimate,” “potential” or similar words. These matters include statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks, and uncertainties, including the risk factors described in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011, and Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 30, 2012, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our cash equivalents of $378.9 million at September 30, 2012. These instruments currently yield less than 100 basis points on an annualized basis. A hypothetical decrease of interest rates to zero would result in a decrease in annual interest income of less than $3.8 million. This hypothesis assumes no change in the cash equivalent balance.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established a system of disclosure controls and procedures designed to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management; including our Interim Chief Executive Officer, in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Interim Chief Executive Officer. Based upon that evaluation, our Interim Chief Executive Officer, who currently serves as our principal executive officer and as our principal financial officer, concluded that these disclosure controls and procedures were effective.

Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Refer to Note 13 – “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information on legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)  Stock Repurchases

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2012	--		$0.00	--	$188,100,224
August 1 – 31, 2012	1,312	(2)	$2.95	--	$188,100,224
September 1 – 30, 2012	411	(2)	$2.79	--	$188,100,224
Total	1,723			--

(1)
In October 2011, our Board of Directors approved an authorization for a total share repurchase of $200 million of the Company’s common stock to be executed through open market or private transactions. The share repurchase authorization has no stated expiration date. On January 30, 2012, we announced that share repurchases under this program have been suspended. At September 30, 2012, $188.1 million of the original authorized amount had not been used under this program.

(2)	Shares acquired by RadioShack for tax withholdings upon vesting of restricted stock awards, which were not repurchased pursuant to a share repurchase program.

ITEM 6. EXHIBITS.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this Quarterly Report on Form 10-Q is set forth in the Index to Exhibits on page 34.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIOSHACK CORPORATION

October 23, 2012	By:	/s/ Dorvin D. Lively
Dorvin D. Lively
Executive Vice President – Interim Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer
(principal executive and financial officer)

October 23, 2012	By:	/s/ Martin O. Moad
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
10.1
Amended and Restated Credit Agreement, dated as of August 8, 2012, among RadioShack Corporation, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on August 13, 2012, and incorporated herein by reference).

10.2
Term Loan Agreement, dated as of September 27, 2012, among RadioShack Corporation, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on October 2, 2012, and incorporated herein by reference).

10.3
First Amendment, dated as of September 27, 2012, to the Amended and Restated Credit Agreement, dated as of August 8, 2012, among RadioShack Corporation, the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on October 2, 2012, and incorporated herein by reference).

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