Form 10-K
period 2012-12-31
RADIOSHACK CORP
filed 2013-02-26
CIK 96289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes __ No X

As of June 29, 2012, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant was $236,150,074 based on the New York Stock Exchange closing price. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock as of June 29, 2012, are the affiliates of the registrant.

As of February 15, 2013, there were 99,611,504 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference
Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

U.S. RADIOSHACK COMPANY-OPERATED STORES
At December 31, 2012, we operated 4,395 U.S. company-operated stores under the RadioShack brand located throughout the United States, as well as in Puerto Rico and the U.S. Virgin Islands. These stores are located in strip centers and major shopping malls, as well as individual storefronts. Each location carries a broad assortment of both name brand and private brand consumer electronics products.

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

TARGET MOBILE CENTERS
In the fourth quarter of 2009, we commenced a test rollout of retail locations in approximately 100 Target stores (“Target Mobile”). These retail locations, which are not RadioShack-branded, offer wireless handsets with activation of third-party postpaid wireless services. In the third quarter of 2010, we signed a multi-year agreement to operate these locations in certain Target stores throughout most of the United States. At December 31, 2012, we operated 1,522 Target Mobile centers.

In October 2012, we exercised our contractual right to notify Target of our intention to stop operating the Target Mobile centers if we could not amend the current arrangement. An acceptable arrangement was not negotiated; therefore, we will exit this business by April 8, 2013. The Target Mobile segment will be reported as discontinued operations after the wind-down of this business, which we currently expect to occur in the first quarter of 2013.

OTHER SALES CHANNELS
In addition to the reportable segments discussed above, we have the following additional sales channels and support operations:

Dealer Outlets: At December 31, 2012, we had a network of 1,008 RadioShack dealer outlets, including 32 located outside North America. Our North American outlets provide name brand and private brand products and services, typically to smaller communities. These independent dealers are often engaged in other retail operations and augment their businesses with our products and service offerings. Our dealer sales derived outside the United States are not significant.

RadioShack de Mexico: As of December 31, 2012, there were 269 company-operated stores under the RadioShack brand, 6 dealers, and one distribution center in Mexico.

RadioShack.com: Products and information are available through our commercial website http://www.radioshack.com. Online customers can purchase, return or exchange various products available through this website. Additionally, certain products ordered online may be picked up, exchanged or returned at RadioShack stores.

SUPPORT OPERATIONS
Our retail stores, along with our Target Mobile centers and dealer outlets, are supported by an established infrastructure. Below are the major components of this support structure.

Distribution Centers - At December 31, 2012, we had three U.S. distribution centers shipping products to our U.S. retail locations and dealer outlets. One of these distribution centers also serves as a fulfillment center for our online customers and as a distribution center that ships store fixtures to our U.S. and Mexico company-operated stores and Target Mobile centers.

RadioShack Technology Services (“RSTS”) - Our management information system architecture is composed of a distributed, online network of computers that links all stores, Target Mobile centers, customer channels, delivery locations, service centers, credit providers, distribution facilities and our home office into a fully integrated system. Each retail location has its own server to support the point-of-sale (“POS”) system. The majority of our U.S. company-operated stores and Target Mobile centers communicate through a broadband network, which provides efficient access to customer support data. This design also allows store management to track daily sales and inventory at the product or sales associate level. RSTS provides the majority of our programming and systems analysis needs.

RadioShack Global Sourcing (“RSGS”) - RSGS serves our wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs. RSGS’s activities support our name brand and private brand businesses.

DISCONTINUED OPERATIONS
In February 2009 we signed a contract extension with Sam’s Club through March 31, 2011, with a transition period that ended on June 30, 2011, to continue operating wireless kiosks in certain Sam’s Club locations. As of December 31, 2010, we operated 417 of these kiosks. All of these kiosks were transitioned to Sam’s Club by June 30, 2011. We determined that the cash flows from these kiosks were eliminated from our ongoing operations. Therefore, these operations were classified as discontinued operations and the operating results of these kiosks are presented in our Consolidated Statements of Income as discontinued operations, net of income taxes, for all periods presented.

SEASONALITY
As with most other specialty retailers, our net sales and operating revenues are greater during the fourth calendar quarter, which includes the majority of the holiday shopping season in the U.S., than during other periods of the year. There is a corresponding pre-seasonal inventory build-up, which requires working capital related to the anticipated increased sales volume. This is described in “Cash Requirements” in our MD&A. Also, refer to Note 17 – “Quarterly Data (Unaudited)” in the Notes to Consolidated Financial Statements for data showing seasonality trends. We expect this seasonality to continue.

PATENTS AND TRADEMARKS
We own or are licensed to use many trademarks and service marks related to our RadioShack stores in the United States and in foreign countries. We believe the RadioShack name and marks are well recognized by consumers, and that the name and marks are associated with high-quality products and services. We also believe the loss of the RadioShack name and RadioShack marks would materially adversely affect our business. Our private brands include RadioShack, AUVIO, Enercell and Gigaware. We also own various patents and patent applications relating to consumer electronics products.

SUPPLIERS AND NAME BRAND RELATIONSHIPS
Our business strategy depends, in part, upon our ability to offer name brand and private brand products, as well as to provide our customers access to third-party services. We utilize a large number of suppliers located in various parts of the world to obtain name brand and private brand merchandise. We have formed vendor and third-party service provider relationships with well-recognized companies such as Sprint, AT&T, Verizon Wireless (“Verizon”), T-Mobile, Apple, Garmin, Hewlett-Packard, HTC, Microsoft, Research In Motion, Samsung and SanDisk. In the aggregate, these relationships have or are expected to have a significant effect on both our operations and financial strategy.

ORDER BACKLOG
We have no material backlog of orders in any of our operating segments for the products or services we sell.

COMPETITION
Due to consumer demand for wireless products and services, as well as rapid consumer acceptance of new digital technology products, the consumer electronics retail business continues to be highly competitive, driven primarily by technology and short product cycles.

In the consumer electronics retail business, competitive factors include convenient retail locations, price, quality, features, product availability, consumer services, distribution capability, brand reputation and the number of competitors. We compete in the sale of our products and services with several retail formats, including national, regional, and independent consumer electronics retailers. We compete with department and specialty retail stores in more select product categories. We compete with wireless providers in the wireless handset category through their own retail and online presence. We compete with big-box retailers, discount and warehouse retailers, and Internet retailers on a more widespread basis. Numerous domestic and foreign companies manufacture products for other retailers that are similar to our privately-branded products and are sold under nationally-recognized brand names or private brands.

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

EMPLOYEES
As of December 31, 2012, we employed approximately 34,500 people. Our U.S. employees are not covered by collective bargaining agreements, nor are they members of labor unions. We consider our relationship with our employees to be good.

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

You may obtain these materials electronically by accessing the SEC’s home page on the Internet:

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

http://www.radioshackcorporation.com

For information regarding the net sales and operating revenues and operating income for our reportable segments for fiscal years ended December 31, 2012, 2011 and 2010, see Note 16 – “Segment Reporting” in the Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks and uncertainties described below in connection with evaluating the forward-looking statements we make, because if any of the events described below occur, our actual results of operations, financial condition, liquidity or access to capital could differ materially from those anticipated in our forward-looking statements. We may face additional risks that are not presently material or known, so the following should not be considered an exhaustive list of all factors that could cause such differences.

Our inability to attract and retain an effective management team or changes in the cost or availability of a suitable workforce to manage and support our strategies could materially adversely affect our results of operations and financial condition.

Our success depends in large part upon our ability to attract, motivate and retain a qualified management team and other employees. Qualified individuals needed to fill necessary positions could be in short supply either locally or regionally. The inability to recruit and retain such individuals on a continuous basis could result in high employee turnover at our stores and in our company generally, which could materially adversely affect our results of operations and financial condition. Additionally, competition for qualified employees requires us to assess our compensation structure continually. Competition for qualified employees has required, and in the future could require, us to pay higher wages to attract a sufficient number of qualified employees, resulting in higher labor compensation expense. In addition, mandated changes in the minimum wage or health care reform may materially increase our employee-related costs.

We are dependent upon our relationships with a limited number of name brand product and service providers, and our inability to create, maintain and renew relationships with these parties on favorable terms could materially adversely affect our results of operations and financial condition.

A significant portion of our net sales and operating revenues is attributable to a limited number of name brand products and service providers. The concentration of revenue in our mobility platform means that our revenue is to a significant degree dependent upon a limited number of service providers such as Sprint, AT&T, and Verizon and related product suppliers such as Apple, Samsung and HTC. In the aggregate, these relationships have or are expected to have a significant effect on both our operations and financial strategy. If we are unable to create, maintain or renew our relationships with our product or service providers on favorable terms or at all, or if our product or service providers limit or disrupt the supply of their products or services to us, or if our product or service providers change the payment terms they provide to us, our results of operations and financial condition could be materially adversely affected.

Certain of our wireless service providers make operational changes from time to time that adversely affect our business and over which we have little, if any, influence. They may not inform us of such a change or may do so only after it is too late for us to adequately predict and plan for the consequences the change will have on our business. The information they provide to us about these changes may be incomplete or inaccurate. Examples of these changes include changes to customer credit requirements, product release dates, changes to the service providers’ service agreements with their customers on issues such as handset upgrade eligibility and contract renewal terms, and other changes that affect our mobility business. If we are not timely, accurately, and adequately informed about these changes or are unable to effectively mitigate the adverse impact of these changes on our business, these changes could materially adversely affect our results of operations and financial condition.

If we are unable to estimate and project accurately our liquidity and capital resources, our results of operations and financial condition could be materially adversely affected.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in this Annual Report on Form 10-K, we make estimates regarding our free cash flow, results of operations and ability to access our revolving credit facility for the current fiscal year. If our free cash flow, results of operations and ability to borrow under our revolving credit facility are significantly less favorable than we have estimated, we may not be able to make all of our planned capital expenditures or fully execute all of our other plans. Our inability to do so could have a material adverse effect on our results of operations and financial condition. In addition, if our product and service providers change the payment terms they provide to us, our cash flow may be negatively affected, which could negatively affect our ability to receive products and services on acceptable terms.

If our cash flow is negatively impacted, our current or future level of indebtedness may make it more difficult for us to pay our debts and more likely that it would be necessary for us to divert our cash flow from operations to debt service payments.

As of December 31, 2012, the principal amount of debt due in less than one year was $286.9 million and the total principal value of our long-term debt was $501.0 million. As of December 31, 2012, the maximum availability of revolving borrowings under our five-year $450 million asset-based revolving credit facility that expires in January 2016 was $393.7 million. Our debt service obligations could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding. Our indebtedness could have important consequences for our business. For example, it could:

•
make it more difficult for us to pay our debts as they become due during general adverse economic and market or industry conditions, because any related decrease in revenues could cause us to have insufficient cash flows from operations to make our scheduled debt payments;

•
limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including limiting our ability to invest in our strategic initiatives, and, consequently, place us at a competitive disadvantage to our competitors with less debt;

•
require a substantial portion of our cash flows from operations to be used for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes; and

•	cause our trade creditors to change their terms for payment on goods and services provided to us, thereby negatively impacting our ability to receive products and services on acceptable terms.

Additionally, if we incur additional indebtedness in the future and, if new debt is added to our current debt levels, the risks above could intensify. Additional debt would further increase the possibility that we may not generate sufficient cash to pay, when due, interest on and other amounts due in respect of our indebtedness, and would further reduce our funds available for operations, working capital, capital expenditures, acquisitions and other general purposes. Additional debt may also decrease our ability to refinance or restructure our indebtedness, and further limit our ability to adjust to changing market conditions. If we or our subsidiaries add new debt to our current debt levels, the related risks that we and they now face could increase.

We may not be able to execute successfully our strategy to provide cost-effective solutions to meet the routine consumer electronics needs and distinct consumer electronics wants of our customers.

To achieve our strategy, we have undertaken a variety of strategic initiatives. Our failure to execute our strategy successfully or the occurrence of certain events, including the following, could materially adversely affect our ability to maintain or grow our comparable store sales and our business generally:

•	Our inability to recognize evolving consumer electronics trends and offer products that our target customer needs or wants

•	Our employees’ inability to provide solutions, answers, and information related to increasingly complex consumer electronics products

•	Our inability to keep our extensive store distribution system updated and conveniently located near our customers

Adverse changes in national and world-wide economic conditions could negatively affect our business.

The continued uncertainty in the economy could have a significant negative effect on U.S. consumer spending, particularly discretionary spending for consumer electronics products, which, in turn, could adversely affect our sales. Consumer confidence, labor unrest, recessionary and inflationary trends, equity market levels, consumer credit availability, interest rates, consumers’ disposable income and spending levels, energy prices, job growth, income tax rates and unemployment rates may affect the volume of customer traffic and level of sales in our locations. Continued negative trends in any of these economic conditions, whether national or regional in nature, could materially adversely affect our results of operations and financial condition.

In addition, potential disruptions in the capital and credit markets could have a significant effect on our ability to access the U.S. and global capital and credit markets, if needed. These potential disruptions in the capital and credit markets could materially adversely affect our ability to borrow under our credit facility, or materially adversely affect the banks that underwrote our credit facility. The availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit, valuation of capital assets, and our credit ratings. If needed, we may not be able to successfully obtain any necessary additional financing on favorable terms, or at all.

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

Lack of growth in the wireless industry tends to have a corresponding effect on our wireless sales. Wireless handsets are subject to significant technological changes, and it is possible that new products will never achieve widespread consumer acceptance or will be supplanted by alternative products and technologies that do not offer us a similar sales opportunity or are sold at lower price points or margins. Because growth in the wireless industry is often driven by the adoption rate of new wireless handset and wireless service technologies, the absence of these new technologies, our suppliers not providing us with them, or the lack of consumer interest in adopting them, could materially adversely affect our results of operations and financial condition.

Another change in the wireless industry that could materially adversely affect our business is wireless industry consolidation. Consolidation in the wireless industry could lead to a concentration of competitive strength within a few wireless carriers, which could materially adversely affect our business if our ability to obtain competitive offerings from our wireless suppliers is reduced or if competition from wireless carrier stores or other retailers increases.

Our competition is both intense and varied, and our failure to effectively compete could materially adversely affect our results of operations and financial condition.

In the retail consumer electronics marketplace, the level of competition is intense. We compete with consumer electronics retail stores as well as big-box retailers, large specialty retailers, discount and warehouse retailers, and Internet retailers. We also compete with wireless service providers’ retail presence. Some of these competitors are large, have great market presence, and possess significant financial and other resources, which may provide them with competitive advantages over us.

Changes in the amount and degree of promotional intensity or merchandising strategy exerted by our current and potential competitors could present us with difficulties in retaining and attracting customers. In addition, pressure from our competitors could require us to reduce prices or increase our costs in certain product categories or across all our product categories.

Our competitors may use strategies such as lower pricing, price matching/guarantees, loyalty programs, value-added services, exclusives, wider selection of products, larger store size, higher advertising intensity, enhanced store design, and more efficient sales methods. Some of our competitors may be able to offer innovative, technologically superior, or more desirable products and services that are not available to us, are available in limited quantities, or become available to us only after the demand for the products and services has declined. While we attempt to differentiate ourselves from our competitors by focusing on the electronics specialty retail market, our business model may not enable us to compete successfully against existing and future competitors. As a result of this competition, we may experience lower sales, margins or profitability, which could materially adversely affect our results of operations and financial condition.

Our inability to collect receivables from our vendors and service providers could materially adversely affect our results of operations and financial condition.

We maintain significant receivable balances from various vendors and service providers such as Sprint, AT&T, and Verizon consisting of commissions and other funds related to these relationships. At December 31, 2012 and 2011, our net receivables from vendors and service providers were $315.3 million and $273.8 million, respectively. The average payment term for these receivable balances is approximately 45 days. We do not factor these receivables. Changes in the financial condition of one or more of these vendors or service providers could cause a delay or failure in collecting these receivable balances. A significant delay or failure in collecting them could materially adversely affect our results of operations and financial condition.

Our inability to manage our inventory levels effectively, particularly excess or inadequate amounts of inventory, could materially adversely affect our results of operations and financial condition.

We source inventory both domestically and internationally, and our inventory levels are subject to a number of factors, some of which are beyond our control. These factors, including technology advancements, vendor-imposed quantity purchasing requirements, product defects, reduced consumer spending and consumer disinterest in our product offerings, could lead to excess inventory levels. Additionally, we may not accurately assess product life cycles, leaving us with excess inventory. To reduce this excess inventory, we may be required to lower our prices, which could materially adversely affect our results of operations and financial condition.

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

Our ability to maintain and increase our revenue depends, to a large extent, on the periodic introduction and availability of new products, services and technologies. If we fail to identify these new products, services and technologies, or if we fail to enter into relationships with their developers prior to widespread distribution within the market, our results of operations and financial condition could be materially adversely affected. Any new products, services or technologies we identify may have a limited sales life.

Furthermore, it is possible that new products, services or technologies will never achieve widespread consumer acceptance, also materially adversely affecting our results of operations and financial condition. Finally, the lack of innovative consumer electronics products, features or services that can be effectively featured in our retail locations could also materially adversely affect our ability to increase or maintain our sales and profitability.

The occurrence of severe weather events or natural disasters could significantly damage or destroy our retail locations, prohibit consumers from traveling to them, or prevent us from resupplying them or our distribution centers, especially during the peak winter holiday shopping season.

If severe weather or a catastrophic natural event, such as a hurricane or earthquake, occurs in a particular region and damages or destroys a significant number of our retail locations in that area, our sales could be materially adversely affected. In addition, if severe weather, such as heavy snowfall or extreme temperatures, discourages or restricts customers in a particular region from traveling to our retail locations, our sales could be materially adversely affected. If severe weather occurs during the fourth quarter holiday season, the adverse effect on our sales could be even greater than at other times during the year because we generate a disproportionate amount of our sales during this period.

Failure to comply with laws, rules, and regulations regarding our business, or the additional costs of implementing new laws, rules, and regulations, could materially adversely affect our results of operations and financial condition.

We are subject to various foreign, federal, state and local laws, rules and regulations, including without limitation, the Fair Labor Standards Act, the Foreign Corrupt Practices Act, and ERISA, each as amended, and regulations promulgated by the Federal Trade Commission, SEC, Internal Revenue Service, Department of Labor, Occupational Safety and Health Administration, and Environmental Protection Agency. Failure to comply with these and other applicable laws, rules and regulations could result in the imposition of penalties or adverse legal judgments and could materially adversely affect our results of operations and financial condition. Similarly, the cost of complying with newly-implemented laws, rules, and regulations could materially adversely affect our results of operations and financial condition.

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, which we will refer to together as the “Health Care Reform Law,” may cause us to incur significant additional costs. A significant proportion of the Company’s employees are covered by its health program, which is administered by a third party but is self-funded except for insurance we carry to cover catastrophic losses with respect to individual employees. The Health Care Reform Law will impose numerous new mandatory types of coverage and reporting and other requirements on our health program, but many of the regulations have not been finalized or, in some cases, even proposed. We believe these additional types of coverage and requirements will increase our costs, but we are not yet able to estimate the increases accurately due to the lack of finality in the requirements that will ultimately be imposed by the new regulations. Any significant increases in our costs could materially adversely affect our results of operations and financial condition.

In addition, last year the SEC, as directed in The Dodd-Frank Wall Street Reform and Consumer Protection Act, adopted new disclosure and reporting requirements for companies regarding the use of “conflict minerals” from the Democratic Republic of the Congo and adjoining countries. The new requirements could affect the sourcing, availability and cost of minerals used in the manufacture of certain of the products we sell, including some that we manufacture. We will also incur costs to comply with the related supply chain due diligence requirements, which could prove to be significant. Because our supply chain is complex, we may also face reputation challenges with our customers and other stakeholders if we are unable to verify sufficiently through the due diligence procedures we implement the origins of all minerals used in certain of these products.

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

Our ability to find qualified vendors that meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the United States. Merchandise quality issues, product safety concerns, trade restrictions, difficulties in enforcing intellectual property rights in foreign countries, working conditions, work stoppages, child labor laws, transportation capacity and costs, tariffs, political or financial instability, foreign currency exchange rates, monetary, tax and fiscal policies, inflation, deflation, outbreak of pandemics and other factors relating to foreign trade are beyond our control. Concerns regarding the safety of products and services that we source from our suppliers and then sell could cause shoppers to avoid purchasing certain products and services from us, even if the basis for the concern is outside our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish. These and other issues affecting our vendors could materially adversely affect our sales and profitability.

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

Our information systems are also subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and errors by our employees. If we encounter damage to our systems, difficulty implementing new systems, security breaches of our systems, or difficulty maintaining and upgrading current systems, our business operations could be disrupted, our sales could decline, and our expenses could increase.

Failure to protect the integrity and security of our customers’ information could materially damage our standing with our customers and expose us to litigation.

Increasing costs associated with information security, including increased investments in technology, the costs of compliance with consumer protection laws, and costs resulting from consumer fraud could materially adversely affect our results of operations. Additionally, if a significant compromise in the security of our customer information, including personal identification data, were to occur, it could materially adversely affect our reputation, results of operations and financial condition, and could increase the costs we incur to protect against such security breaches. To date, we have not experienced a significant security compromise.

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

We have offices, assets, personnel, or generate a portion of our revenue, in Mexico, Hong Kong, Taiwan, Southeast Asia, and China. Part of our growth strategy is to expand our international business because we believe the growth rates and the opportunity to implement operating improvements there may be greater than those typically achievable in the United States.

International operations entail significant risks and uncertainties, however, including without limitation:

•	Economic, social and political instability in any particular country or region

•	Changes in currency exchange rates

•	Changes in government restrictions on converting currencies or repatriating funds

•	Changes in U.S. or foreign laws and regulations or in trade, monetary or fiscal policies

•	High inflation and monetary fluctuations

•	Changes in restrictions on imports and exports

•	Difficulties in hiring, training and retaining qualified personnel, particularly finance and accounting personnel with expertise in generally accepted accounting principles in the United States

•	Inability to obtain access to fair and equitable political, regulatory, administrative and legal systems

•	Changes in government tax policy

•	Difficulties in enforcing our contractual rights or enforcing judgments or obtaining a just result in foreign jurisdictions

•	Potentially adverse tax consequences of operating in multiple jurisdictions

•	Managing our relationship and contractual rights with any partner we enter into business with in a foreign country

•	Access to sufficient capital

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Information on our properties is presented in our MD&A and financial statements included in this Annual Report on Form 10-K and is incorporated into this Item 2 by reference.

The following items are discussed further in the Notes to Consolidated Financial Statements:

Summary of Significant Accounting Policies – Property, Plant and Equipment	Note 2
Supplemental Balance Sheet Disclosures – Property, Plant and Equipment, Net	Note 3
Commitments and Contingencies	Note 14

We lease, rather than own, most of our retail facilities. Our stores are located in shopping malls, stand-alone buildings and shopping centers owned by other entities. We lease administrative offices throughout the United States and in Mexico, Hong Kong, and Taiwan. We own the property on which our three distribution centers and two manufacturing facilities are located within the United States. Previously, we leased a manufacturing plant in China. Our lease for this plant ended on December 31, 2011. We ceased manufacturing operations in this plant in 2011.

RETAIL LOCATIONS
The table below shows our retail locations at December 31, 2012, allocated among U.S. and Mexico company-operated stores, Target Mobile centers, discontinued kiosks and dealer and other outlets.

	Average
	Store Size	At December 31,
	(Sq. Ft.)	2012	2011	2010
U.S. RadioShack company-operated stores (1)	2,464	4,395	4,476	4,486
Target Mobile centers (2)	16	1,522	1,496	850
Mexico RadioShack company-operated stores (3)	1,324	269	227	211
Dealer and other outlets (4)	N/A	1,014	1,110	1,219
Discontinued kiosks (5)	N/A	--	--	417
Total number of retail locations (6)		7,200	7,309	7,183

(1)	We closed 103 stores after we decided not to renew their leases during 2012.
(2)
In 2009 we conducted a test program of retail locations in approximately 100 Target stores. In the third quarter of 2010 we signed a multi-year agreement with Target Corporation to operate Target Mobile centers in certain Target stores. In October 2012, we exercised our contractual right to notify Target of our intention to stop operating the Target Mobile centers if we could not amend the current arrangement. An acceptable arrangement was not negotiated; therefore, we will exit this business by April 8, 2013.

(3)	We opened 46 Mexico RadioShack company-operated stores during 2012.
(4)
Our dealer and other outlets decreased by 96 and 109 locations, net of new openings, during 2012 and 2011, respectively. These declines were primarily due to either the closing of dealer store locations or dealer agreements not being renewed.

(5)	As of December 31, 2010, we operated 417 wireless kiosks in certain Sam’s Club locations. The operation of all of these kiosks was transitioned to Sam’s Club by June 30, 2011.
(6)
In 2012 the Company opened 127 retail locations and closed 235 retail locations. In 2011 the Company opened 725 retail locations and closed 599 retail locations. In 2010 the Company opened 871 retail locations and closed 251 retail locations.

Real Estate Owned and Leased
	Approximate Square Footage (in thousands) At December 31,
		2012			2011
	Owned	Leased	Total	Owned	Leased	Total
Retail
U.S. RadioShack company-operated stores	2	10,827	10,829	2	11,065	11,067
Kiosks	--	24	24	--	24	24
Mexico company-operated stores	--	356	356	--	299	299
Support Operations
Manufacturing	134	--	134	134	--	134
Distribution centers and office space	1,927	480	2,407	2,005	677	2,682
	2,063	11,687	13,750	2,141	12,065	14,206

Below is a listing at December 31, 2012, of our retail locations within the United States and its territories:

	U.S. RadioShack Stores	Target Mobile Centers (1)	Dealers and Other (2)	Total
Alabama	51	14	19	84
Alaska	--	--	21	21
Arizona	68	38	18	124
Arkansas	29	4	28	61
California	538	241	33	812
Colorado	61	36	27	124
Connecticut	68	18	2	88
Delaware	18	3	--	21
Florida	296	100	26	422
Georgia	101	41	33	175
Hawaii	24	--	--	24
Idaho	17	3	11	31
Illinois	167	80	35	282
Indiana	94	29	31	154
Iowa	32	20	38	90
Kansas	36	13	21	70
Kentucky	54	11	30	95
Louisiana	68	15	15	98
Maine	22	4	12	38
Maryland	97	36	3	136
Massachusetts	111	34	5	150
Michigan	118	54	39	211
Minnesota	54	69	30	153
Mississippi	37	5	13	55
Missouri	71	28	35	134
Montana	6	6	23	35
Nebraska	19	10	17	46
Nevada	36	15	6	57
New Hampshire	31	8	5	44
New Jersey	154	42	4	200
New Mexico	31	6	12	49
New York	331	65	13	409
North Carolina	124	41	31	196
North Dakota	6	4	3	13
Ohio	184	45	22	251
Oklahoma	37	10	23	70
Oregon	51	16	19	86
Pennsylvania	210	55	22	287
Rhode Island	20	4	--	24
South Carolina	56	19	15	90
South Dakota	11	3	11	25
Tennessee	68	26	24	118
Texas	365	131	63	559
Utah	27	11	18	56
Vermont	9	--	7	16
Virginia	122	44	30	196
Washington	89	29	24	142
West Virginia	28	3	8	39
Wisconsin	66	31	37	134
Wyoming	6	1	14	21

District of Columbia	12	1	--	13
Puerto Rico	60	--	--	60
U.S. Virgin Islands	4	--	--	4
	4,395	1,522	976	6,893

(1)
In October 2012, we exercised our contractual right to notify Target of our intention to stop operating the Target Mobile centers if we could not amend the current arrangement. An acceptable arrangement was not negotiated; therefore, we will exit this business by April 8, 2013.

(2)	Does not include international dealers.

ITEM 3. LEGAL PROCEEDINGS.

Refer to Note 14 – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 OF PART III).

The following is a list, as of February 15, 2013, of our executive officers and their ages and positions.

Name	Position (Date Appointed to Current Position)	Executive Officer Since	Age
Joseph C. Magnacca	Chief Executive Officer (February 2013)	2013	50
Dorvin D. Lively	Executive Vice President – Chief Financial Officer and Chief Administrative Officer (August 2011)	2011	54
Telvin P. Jeffries	Executive Vice President – Chief Human Resources Officer and General Manager of Retail Services (July 2012)	2012	43
Huey P. Long	Executive Vice President – Strategy and Consumer Insights (January 2013)	2013	44
Troy H. Risch	Executive Vice President – Operations (January 2013)	2013	45
Sharon S. Stufflebeme	Senior Vice President – Chief Information Officer (June 2009)	2009	51
Martin O. Moad	Vice President and Controller (August 2007)	2007	56

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

Mr. Magnacca was appointed Chief Executive Officer in February 2013. Mr. Magnacca joined the Company from Walgreen Co., a drugstore chain, where he most recently served as Executive Vice President and President of Daily Living Products and Solutions. Mr. Magnacca served as President of Duane Reade Holdings, Inc., a drugstore chain, from July 2010 until April 2011 and as Senior Vice President and Chief Merchandising Officer of Duane Reade Holdings, Inc. from September 2008 until July 2010. Prior to that time, Mr. Magnacca served as Executive Vice President of Shoppers Drug Mart Corporation, a drugstore chain, from 2001 until 2008.

Mr. Lively was appointed Executive Vice President - Chief Financial Officer and Chief Administrative Officer in August 2011. From September 2012 until February 11, 2013, Mr. Lively also served as Interim Chief Executive Officer of the Company. Mr. Lively joined the Company from Ace Hardware Corporation, a retail hardware cooperative, where he served as Senior Vice President and Chief Financial Officer from March 2008 to December 2010, and Executive Vice President and Chief Financial Officer from December 2010 to August 2011. From 2004 to 2008, Mr. Lively served as Executive Vice President and Chief Financial Officer of Maidenform Brands, Inc., an intimate apparel company. From 2001 to 2004, he served as Senior Vice President and Corporate Controller of Toys R Us, Inc., a toy and juvenile products retailer. Mr. Lively previously held accounting and finance-related positions at Readers Digest Association, Inc., Silverado Foods, Inc., and Pepsi-Cola International Limited (U.S.A.). Earlier in his career, Mr. Lively worked for the Financial Accounting Standards Board and Arthur Andersen LLP.

Mr. Jeffries was appointed Executive Vice President – Chief Human Resources Officer and General Manager of Retail Services in July 2012. Mr. Jeffries joined the Company from Kohl’s Corporation, a department store retailer, where he worked from 1993 to 2012 and most recently served as the executive vice president of human resources. Mr. Jeffries also held the following positions at Kohl’s: assistant store manager, director of executive recruiting, vice president of corporate human resources, and senior vice president of corporate human resources.

Mr. Long was appointed Executive Vice President – Strategy and Consumer Insights in January 2013. From 2010 to 2012, Mr. Long held the position of global officer senior vice president and general merchandise manager at Sam’s Club, a division of Wal-Mart Stores, Inc., a general merchandise retailer. From 2008 to 2010, Mr. Long was director of global merchandising at Amazon.com, Inc., an internet retailer, and from 2001 to 2008 he was president of Premier Resources International, a global sourcing, logistics and IT services company. Mr. Long previously was chief operating officer at AB&T Sales, Marketing and Telecom, a national sales, marketing, and logistics service provider, and merchandise manager and national buyer at Circuit City, Inc., a consumer electronics retailer.

Mr. Risch was appointed Executive Vice President – Operations in January 2013. Previously, Mr. Risch held the following positions at Target Corporation, a general merchandise retailer, from 1997 to 2011: store manager, district manager, group director, group vice president, and executive vice president of stores.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE RANGE OF COMMON STOCK
Our common stock is listed on the New York Stock Exchange and trades under the symbol "RSH." The following table presents the high and low trading prices for our common stock, as reported in the composite transaction quotations of consolidated trading for issues on the New York Stock Exchange, and the declared dividends for each quarter in the two years ended December 31, 2012.

Quarter Ended	High	Low	Dividends Declared
December 31, 2012	$2.71	$1.90	$--
September 30, 2012	4.17	2.36	--
June 30, 2012	6.38	3.78	0.125
March 31, 2012	11.10	6.14	0.125

December 31, 2011	$13.94	$9.15	$0.50
September 30, 2011	16.25	11.38	--
June 30, 2011	16.70	12.28	--
March 31, 2011	18.74	13.61	--

HOLDERS OF RECORD
At February 11, 2013, there were 16,643 holders of record of our common stock.

DIVIDENDS
We paid $0.125 per share dividends in the first and second quarters of 2012. On July 25, 2012, we announced that we were suspending our dividend. We paid per share annual dividends of $0.50 and $0.25 in 2011 and 2010, respectively.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK
The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
October 1 – 31, 2012	85,922	(3)	$2.27	--	$188,100,224
November 1 – 30, 2012	--		$--	--	$188,100,224
December 1 – 31, 2012	--		$--	--	$188,100,224
Total	--			--

(1)
In October 2011 our Board of Directors approved an authorization for a total share repurchase of $200 million of the Company’s common stock to be executed through open market or private transactions. The share repurchase authorization has no stated expiration date. As of December 31, 2012, $188.1 million of the total authorized amount was available for share repurchases under this program. We announced on January 30, 2012, that we had suspended further share repurchases under this program.

(2)	During the period covered by this table, no publicly-announced stock purchase program expired or was terminated.
(3)	Shares acquired by RadioShack for tax withholdings upon vesting of restricted stock awards, which were not repurchased pursuant to a share repurchase program.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Refer to "Securities Authorized for Issuance Under Equity Compensation Plans" included in Part III, Item 12 of this Annual Report on Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES
Refer to Note 5 – “Indebtedness and Borrowing Facilities” and Note 6 – “Stockholders’ Equity” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

The graph below compares the cumulative total shareholder return on RadioShack common stock for the last five years with the cumulative total return on the Standard & Poor's 500 Index and the Standard & Poor's Specialty Retail Index. The S&P Specialty Retail Index is a capitalization-weighted index of domestic equities traded on the NYSE and NASDAQ, and includes high-capitalization stocks representing the specialty retail sector of the S&P 500. The graph assumes an investment of $100 at the close of trading on December 31, 2007, in RadioShack common stock, the S&P 500 Index and the S&P Specialty Retail Index.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
Among RadioShack Corporation, the S&P 500 Index,
and S&P Specialty Retail Index
$200
$150
$100
$50
$0
12/07
12/08
12/09
12/10
12/11
12/12
RadioShack Corporation
S&P 500
S&P Specialty Retail

	12/07	12/08	12/09	12/10	12/11	12/12
RadioShack Corporation	$100.00	$72.62	$120.17	$115.49	$63.29	$14.48
S&P 500 Index	100.00	63.00	79.67	91.68	93.61	108.59
S&P Specialty Retail Index	100.00	75.66	101.44	123.19	136.70	174.53

* Cumulative Total Return assumes dividend reinvestment.

Information Source: Standard & Poor's, a division of The McGraw-Hill Companies Inc.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED).

RADIOSHACK CORPORATION AND SUBSIDIARIES
	Year Ended December 31,
(Dollars and shares in millions, except per share amounts, ratios, locations and square footage)	2012	2011	2010	2009	2008
Statements of Income Data
Net sales and operating revenues	$4,257.8	$4,378.0	$4,265.8	$4,073.6	$4,034.8
Operating (loss) income	$(60.9)	$155.1	$350.2	$355.5	$311.1
(Loss) income from continuing operations (1)	$(139.4)	$67.1	$190.7	$196.5	$183.2
Net (loss) income (1)	$(139.4)	$72.2	$206.1	$205.0	$189.4
Basic (loss) income per share from continuing operations	$(1.39)	$0.65	$1.58	$1.56	$1.42
Basic net (loss) income per share	$(1.39)	$0.70	$1.71	$1.63	$1.47
Diluted (loss) income per share from continuing operations	$(1.39)	$0.65	$1.55	$1.56	$1.42
Diluted net (loss) income per share	$(1.39)	$0.70	$1.68	$1.63	$1.47
Shares used in computing net (loss) income per share:
Basic	100.1	102.5	120.5	125.4	129.0
Diluted	100.1	103.3	122.7	126.1	129.1
Gross profit as a percent of sales	36.7%	41.4%	44.9%	46.0%	45.4%
SG&A expense as a percent of sales	35.9%	36.0%	34.8%	35.2%	35.6%
Operating (loss) income as a percent of sales	(1.4%)	3.5%	8.2%	8.7%	7.7%

Balance Sheet Data
Inventories	$908.3	$744.4	$723.7	$670.6	$636.3
Total assets	$2,299.1	$2,175.1	$2,175.4	$2,429.3	$2,254.0
Working capital	$1,003.7	$1,176.7	$898.6	$1,389.7	$1,187.2
Capital structure:
Current debt	$278.7	$--	$308.0	$--	$--
Long-term debt	$499.0	$670.6	$331.8	$627.8	$659.5
Total debt	$777.7	$670.6	$639.8	$627.8	$659.5
Total debt less cash and cash equivalents	$242.0	$78.9	$70.4	$(280.4)	$(155.3)
Stockholders' equity	$598.7	$753.3	$842.5	$1,048.3	$860.8
Total capitalization (2)	$1,376.4	$1,423.9	$1,482.3	$1,676.1	$1,520.3
Long-term debt as a % of total capitalization (2)	36.3%	47.1%	22.4%	37.5%	43.4%
Total debt as a % of total capitalization (2)	56.5%	47.1%	43.2%	37.5%	43.4%
Book value per share at year end	$6.01	$7.59	$7.97	$8.37	$6.88

Financial Ratios
Return on average stockholders' equity	(20.2%)	8.8%	20.3%	21.5%	22.9%
Return on average assets	(6.4%)	3.5%	8.9%	8.9%	9.3%
Annual inventory turnover (3)	3.3	3.5	3.5	3.6	3.5

Other Data
Adjusted EBITDA from continuing operations (4)	$19.8	$237.8	$433.6	$445.8	$405.3
Dividends declared per share (5)	$0.25	$0.50	$0.25	$0.25	$0.25
Capital expenditures	$67.8	$82.1	$80.1	$81.0	$85.6
Number of retail locations at year end:
U.S. RadioShack company-operated stores	4,395	4,476	4,486	4,476	4,453
Target Mobile centers (6)	1,522	1,496	850	104	--
Mexico RadioShack company-operated stores	269	227	211	204	200
Dealer and other outlets	1,014	1,110	1,219	1,321	1,411
Discontinued kiosks	--	--	417	458	688
Total	7,200	7,309	7,183	6,563	6,752
Average square footage per U.S. RadioShack company-operated store	2,464	2,473	2,482	2,504	2,505
Comparable store sales (decrease) increase (7)	(3.5%)	(2.2%)	4.1%	0.8%	(0.9%)
Common shares outstanding	99.6	99.3	105.7	125.2	125.1

This table should be read in conjunction with our MD&A and the Consolidated Financial Statements and related Notes included in this Annual Report on Form 10-K.

(1)	For 2012, this amount includes the recognition of a valuation allowance against deferred tax assets in the amount of $68.8 million.
(2)	Total capitalization is defined as total debt plus total stockholders' equity.
(3)
This ratio is calculated by dividing our cost of products sold by our average inventory balance. For comparative purposes, we have included the cost of products sold by and the inventory balances of our discontinued operations in this ratio for all periods presented.

(4)
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

(5)	On July 25, 2012, we announced that we were suspending our dividend.
(6)
In October 2012, we exercised our contractual right to notify Target of our intention to stop operating the Target Mobile centers if we could not amend the current arrangement. An acceptable arrangement was not negotiated; therefore, we will exit this business by April 8, 2013.

(7)
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

The following table is a reconciliation of adjusted EBITDA from continuing operations to income from continuing operations.

	Year Ended December 31,
(In millions)	2012	2011	2010	2009	2008
Reconciliation of adjusted EBITDA from continuing operations to income from continuing operations
Adjusted EBITDA from continuing operations	$19.8	$237.8	$433.6	$445.8	$405.3

Interest expense, net of interest income	(52.6)	(43.7)	(39.3)	(39.3)	(20.3)
Income tax expense	(25.3)	(40.2)	(120.2)	(118.1)	(105.2)
Depreciation and amortization	(80.7)	(82.7)	(83.4)	(90.3)	(94.2)
Other loss	(0.6)	(4.1)	--	(1.6)	(2.4)
(Loss) income from continuing operations	$(139.4)	$67.1	$190.7	$196.5	$183.2

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”).

This MD&A section discusses our results of operations, liquidity and financial condition, risk management practices, critical accounting policies and estimates, and certain factors that may affect our future results, including economic and industry-wide factors. Our MD&A should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K, as well as the Risk Factors set forth in Item 1A above.

2012 SUMMARY
Net sales and operating revenues decreased $120.2 million, or 2.7%, to $4,257.8 million when compared with last year. This decrease was primarily driven by a 3.5% decrease in comparable store sales, which was partially offset by increased sales in our Target Mobile centers that were open for all of 2012 but not all of 2011. The 3.5% decrease in comparable store sales was primarily driven by sales decreases in our consumer electronics and mobility platforms at our U.S. RadioShack company-operated stores, which were partially offset by increased sales in our signature platform and increased comparable store sales at our Target Mobile centers.

Gross profit decreased by $249.0 million, or 13.8%, to $1,561.8 million when compared with last year. This decrease was primarily driven by decreased gross profit in our postpaid wireless business in our U.S. RadioShack company-operated stores. Gross margin rate decreased by 4.7 percentage points from last year to 36.7%. The decrease in our consolidated gross margin rate was a result of the decrease in the gross margin rate of our postpaid wireless business. When excluding the postpaid wireless business, the gross margin rate for the balance of our business was comparable to 2011.

Selling, general and administrative (“SG&A”) expense decreased $48.4 million when compared with last year. This decrease was primarily driven by decreased advertising expense, decreased rent and occupancy expense, and decreased compensation expense in the second half of 2012. Additionally, SG&A in 2012 was lower due to a one-time $23.4 million charge in 2011 related to our transition from T-Mobile to Verizon and a one-time $9.5 million charge in 2011 related to the closure of our Chinese manufacturing plant. These decreases were partially offset by increased costs in the first half of 2012 to support additional Target Mobile centers that were not open in the same period in 2011 and severance costs of $8.5 million in connection with the departure of our Chief Executive Officer combined with the termination of employment of certain corporate headquarters support staff in the third quarter of 2012.

As a result of the factors above, we incurred an operating loss of $60.9 million, compared with operating income of $155.1 million last year. Operating income for our U.S. RadioShack company-operated stores segment was $337.7 million, compared with $530.2 million last year. The operating loss for our Target Mobile centers was $37.5 million, compared with an operating loss of $21.0 million last year.

Our effective tax rate for 2012 was a negative 22.2%, compared with 37.5% for 2011. The 2012 effective tax rate was affected by a valuation allowance in the amount of $68.8 million that we established to reduce our deferred tax assets. The valuation allowance was partially offset by an income tax benefit related to our current year operating loss. See Note 10 – “Income Taxes” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding our 2012 income tax expense and valuation allowance.

Loss from continuing operations was $139.4 million, or $1.39 per share, in 2012, compared with income from continuing operations of $67.1 million, or $0.70 per diluted share, in 2011.

EXECUTIVE OVERVIEW
During 2012 our operating results were significantly affected by our postpaid wireless business in our U.S. RadioShack company-operated stores and our Target Mobile segment.

Postpaid Wireless Business
The combination of the following factors at our U.S. RadioShack company-operated stores contributed to more than half of our $249.0 million decrease in consolidated gross profit from 2011:

•	Total postpaid units sold decreased by 20% from 2011

•	The average cost per unit sold increased by 36% from 2011

•	The average revenue per unit sold increased by 19% from 2011

These factors were also present at our Target Mobile centers; however, gross profit increased at our Target Mobile centers in 2012 due to increased sales primarily from the additional 646 Target Mobile centers that were open for the full first six months of 2012 but were not open for the full first six months of 2011.

The decrease in the number of postpaid units sold at our U.S. RadioShack company-operated stores was primarily driven by decreased unit sales in our Sprint and AT&T postpaid wireless businesses. Some of the factors contributing to our lower unit sales were changes in Sprint’s customer and credit models and the discontinuation of Sprint’s early upgrade program for certain customers that began in mid-2011; higher sales in the third quarter of 2011 related to a special wireless handset promotion; the soft postpaid market due to consumer anticipation of the iPhone 5 launch; and inventory supply constraints during the initial iPhone 5 launch period.

The increase in average cost per unit was driven by the change in our sales mix towards higher cost smartphones such as the Apple iPhone and Android-based smartphones.

The increase in the average revenue per postpaid unit was primarily driven by a change in our sales mix towards higher-priced smartphones, which was partially offset by an increase in commissions repaid to wireless service providers related to customers whose wireless handsets were deactivated from a wireless network because either they could not afford to, or chose not to, pay the higher monthly payments for wireless service associated with their smartphones. We have undertaken initiatives to reduce wireless service deactivations in 2013. For further discussion of our accounting for these service deactivations, see “Critical Accounting Policies and Estimates” later in this MD&A.

Target Mobile Centers
In October 2012, we exercised our contractual right to notify Target of our intention to stop operating the Target Mobile centers if we could not amend the current arrangement. An acceptable arrangement was not negotiated; therefore, we will exit this business by April 8, 2013. We project that our Target Mobile business will not be profitable in the first quarter of 2013.

Capital Transactions
During 2012 we took a number of actions regarding our liquidity:

•	On July 25, 2012, we suspended our dividend payments to preserve cash as a result of our operating performance

•	In the second half of the year, we borrowed a total of $175 million in advance of the maturity of our 2.50% convertible senior notes due August 1, 2013 (“2013 Convertible Notes”)

•	In the third quarter, we repurchased $88.1 million principal amount of the 2013 Convertible Notes at a discount to their par value

For further discussion of our liquidity position, please see “Liquidity Outlook” later in this MD&A.

RESULTS OF OPERATIONS

2012 COMPARED WITH 2011

Net Sales and Operating Revenues
Consolidated net sales and operating revenues are as follows:

	Year Ended December 31,
(In millions)	2012	2011	2010
U.S. RadioShack company-operated stores	$3,456.5	$3,663.3	$3,808.2
Target Mobile centers (1)	426.5	342.4	64.6
Other	374.8	372.3	393.0
Consolidated net sales and operating revenues	$4,257.8	$4,378.0	$4,265.8

Consolidated net sales and operating revenues (decrease) increase	(2.7%)	2.6%	4.7%
Comparable store sales (decrease) increase (2)	(3.5%)	(2.2%)	4.1%

(1)
In October 2012, we exercised our contractual right to notify Target of our intention to stop operating the Target Mobile centers if we could not amend the current arrangement. An acceptable arrangement was not negotiated; therefore, we will exit this business by April 8, 2013.

(2)	Comparable store sales include the sales of U.S. and Mexico RadioShack company-operated stores and Target Mobile centers with more than 12 full months of recorded sales.

The following table provides a summary of our consolidated net sales and operating revenues by platform and as a percent of net sales and operating revenues.

	Consolidated Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2012		2011		2010
Mobility (1)	$2,260.2	53.1%	$2,251.2	51.4%	$1,884.9	44.2%
Signature	1,293.3	30.4	1,265.8	28.9	1,314.9	30.8
Consumer electronics	661.9	15.5	831.1	19.0	1,030.7	24.2
Other sales (2)	42.4	1.0	29.9	0.7	35.3	0.8
Consolidated net sales and operating revenues	$4,257.8	100.0%	$4,378.0	100.0%	$4,265.8	100.0%

(1)
The aggregate amounts of upfront commission revenue and residual income received from wireless service providers and recorded in this platform were $1,333.9 million, $1,499.1 million and $1,270.5 million for 2012, 2011 and 2010, respectively.

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

	U.S. RadioShack Company-Operated Stores Segment
	Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2012		2011		2010
Mobility	$1,781.2	51.5%	$1,851.4	50.5%	$1,753.7	46.0%
Signature	1,171.1	33.9	1,153.5	31.5	1,209.9	31.8
Consumer electronics	504.2	14.6	658.4	18.0	844.6	22.2
Net sales and operating revenues	$3,456.5	100.0%	$3,663.3	100.0%	$3,808.2	100.0%

Sales in our U.S. RadioShack company-operated stores segment decreased $206.8 million or 5.6% in 2012.

Sales in our mobility platform (which includes postpaid and prepaid wireless handsets, commissions and residual income, prepaid wireless airtime, e-readers, and tablet devices) decreased 3.8% in 2012.

This decrease in sales was primarily driven by decreased sales in our postpaid wireless business. This decrease was partially offset by increased sales of tablet devices.

The sales decrease in our postpaid wireless business was driven by a decrease in the number of postpaid units sold, which was partially offset by an increase in the average revenue per unit sold. The decrease in the number of postpaid wireless handsets sold was primarily driven by decreased unit sales in our Sprint and AT&T postpaid wireless businesses.

Some of the factors contributing to our lower unit sales were changes in Sprint’s customer and credit models and the discontinuation of Sprint’s early upgrade program for certain customers that began in mid-2011; higher sales in the third quarter of 2011 related to a special wireless handset promotion; the soft postpaid market due to consumer anticipation of the iPhone 5 launch; and inventory supply constraints during the initial iPhone 5 launch period.

The increase in the average revenue per postpaid unit was primarily driven by a change in our sales mix towards higher-priced smartphones, which was partially offset by an increase in commissions repaid to wireless service providers related to wireless handset deactivations. See the executive summary of this MD&A for further discussion of these wireless handset deactivations.

Sales in our signature platform (which includes accessories for wireless, tablet, music, and home entertainment products; batteries and power products; and technical products) increased 1.5% in 2012. Product categories with sales increases during this period included wireless accessories, headphones, and tablet accessories. Product categories with sales decreases during the period included home entertainment accessories and personal computer accessories.

Sales in our consumer electronics platform (which includes laptop computers, residential telephones, toys, GPS units, digital music players, personal computing products, cameras, and other consumer electronics products) decreased 23.4% in 2012. This sales decrease was driven by sales declines in laptop computers, cameras, music players, GPS devices, and televisions. The decrease in sales for many of these categories has been driven by the migration of the capabilities of these products into smartphones.

Target Mobile Centers

Sales in our Target Mobile centers segment increased $84.1 million or 24.6% in 2012. This sales increase was driven primarily by increased sales at our Target Mobile centers in the first half of 2012, when compared with the same period in 2011. This increase in Target Mobile center sales was driven by the additional 646 Target Mobile centers that were open for the full first six months of 2012 but were not open for the full first six months of 2011. In October 2012, we exercised our contractual right to notify Target of our intention to stop operating the Target Mobile centers if we could not amend the current arrangement. An acceptable arrangement was not negotiated; therefore, we will exit this business by April 8, 2013.

Other Sales

Amounts in other sales reflect our business activities that are not separately reportable, including sales to our independent dealers, sales generated by our www.radioshack.com website, and sales at our Mexican subsidiary. Each of these business activities accounted for less than 5% of our consolidated net sales and operating revenues in 2012. Other sales were essentially flat for 2012, when compared with last year. Our sales increased at our Mexican subsidiary due to new store openings, but this increase was substantially offset by decreased sales to our U.S. independent dealers. Additionally, we recognized $3.0 million of franchise fee revenue in the third quarter related to the opening of our first franchised stores in Southeast Asia.

Gross Profit
Consolidated gross profit and gross margin are as follows:

	Year Ended December 31,
(In millions)	2012	2011	2010
Gross profit	$1,561.8	$1,810.8	$1,913.7
Gross profit (decrease) increase	(13.8%)	(5.4%)	2.2%

Gross margin rate	36.7%	41.4%	44.9%

Consolidated gross profit and gross margin for 2012 were $1,561.8 million and 36.7%, respectively, compared with $1,810.8 million and 41.4%, respectively, in 2011, resulting in a 13.8% decrease in gross profit dollars and a 4.7 percentage point decrease in our gross margin. These decreases were primarily driven by decreased gross profit of the postpaid wireless business in our U.S. RadioShack company-operated stores.

The decrease in gross profit dollars of the postpaid wireless business in our U.S. RadioShack company-operated stores was the result of decreases in 2012 in the number of units sold and in the average gross profit dollars per unit sold, when compared with 2011. Average gross profit dollars per unit sold decreased because our average cost per unit increased from last year at a higher rate than the increase in our average revenue per unit. The increase in average cost per unit was driven by the change in our sales mix towards higher cost smartphones such as the Apple iPhone and Android-based smartphones.

The decrease in our consolidated gross margin rate was a result of the decrease in the gross margin rate of the postpaid wireless business in our U.S. RadioShack company-operated stores and Target Mobile centers. The decrease in the gross margin rate of our postpaid wireless business was driven by a change in our sales mix towards lower-margin smartphones and a decrease in the average gross profit dollars per unit sold.

When excluding the postpaid wireless business, the gross margin rate for the balance of our business was comparable to 2011.

Selling, General and Administrative Expense
Our consolidated SG&A expense decreased 3.1%, or $48.4 million, in 2012. SG&A as a percentage of net sales and operating revenues was essentially flat when compared with 2011. The table below summarizes the breakdown of various components of our consolidated SG&A expense and their related percentages of total net sales and operating revenues.

	Year Ended December 31,
	2012		2011		2010
	Dollars	% of Sales & Revenues	Dollars	% of Sales & Revenues	Dollars	% of Sales & Revenues

(In millions)
Compensation	$696.4	16.4%	$693.4	15.8%	$663.1	15.5%
Rent and occupancy	252.3	5.9	261.5	6.0	265.3	6.2
Advertising	182.9	4.3	208.9	4.8	205.9	4.8
Other taxes (excludes income taxes)	108.7	2.6	108.3	2.5	97.7	2.3
Utilities	53.5	1.3	56.0	1.3	54.4	1.3
Insurance	46.6	1.1	49.6	1.1	45.9	1.1
Credit card fees	35.9	0.8	35.6	0.8	34.9	0.8
Professional fees	30.5	0.7	26.7	0.6	21.3	0.5
Repairs and maintenance	22.9	0.5	25.7	0.6	20.1	0.5
Licenses	14.5	0.3	14.9	0.3	13.2	0.3
Printing, postage and office supplies	9.3	0.2	9.0	0.2	6.9	0.2
Recruiting, training and employee relations	6.3	0.1	6.5	0.1	5.4	0.1
Travel	6.1	0.1	6.4	0.1	4.9	0.1
Matching contributions to savings plans	5.1	0.1	4.9	0.1	5.4	0.1
Other	58.0	1.5	70.0	1.7	39.4	1.0

	$1,529.0	35.9%	$1,577.4	36.0%	$1,483.8	34.8%

The decrease in SG&A expense was driven by decreased advertising expense, decreased rent and occupancy expense, and decreased compensation expense in the second half of 2012. Additionally, SG&A in 2012 was lower due to a one-time $23.4 million charge in 2011 related to our transition from T-Mobile to Verizon and a one-time $9.5 million charge in 2011 related to the closure of our Chinese manufacturing plant. These decreases were partially offset by increased costs in the first half of 2012 to support additional Target Mobile centers that were not open in the same period last year and severance costs of $8.5 million in connection with the departure of our Chief Executive Officer combined with the termination of employment of certain corporate headquarters support staff in the third quarter of 2012.

We announced on September 25, 2012, that our Board of Directors and Mr. James F. Gooch had agreed that Mr. Gooch would step down from his position as Chief Executive Officer and as a director of the Company, effective immediately. Under Mr. Gooch’s employment agreement, he was entitled to a specified cash payment and the accelerated vesting of certain stock awards. During the third quarter ended September 30, 2012, we recorded $5.6 million of employee separation charges in connection with Mr. Gooch’s departure. This included a cash charge of $4.0 million and a non-cash charge of $1.6 million related to the accelerated vesting of stock awards.

During the third quarter ended September 30, 2012, we recorded $2.9 million of employee separation charges in connection with the termination of the employment of approximately 150 employees, who worked primarily at our corporate headquarters.

Depreciation and Amortization
The table below provides a summary of our total depreciation and amortization by segment.

	Year Ended December 31,
(In millions)	2012	2011	2010
U.S. RadioShack company-operated stores	$31.8	$37.9	$45.4
Target Mobile centers	6.4	4.7	1.5
Other	3.8	4.0	3.7
Unallocated	38.7	36.1	32.8
Total depreciation and amortization from continuing operations	$80.7	$82.7	$83.4

The table below provides an analysis of total depreciation and amortization.

	Year Ended December 31,
(In millions)	2012	2011	2010
Depreciation and amortization expense	$72.3	$75.2	$75.7
Depreciation and amortization included in cost of products sold	8.4	7.5	7.7
Total depreciation and amortization from continuing operations	$80.7	$82.7	$83.4

Impairment of Long-Lived Assets and Goodwill
Impairment of long-lived assets was $21.4 million in 2012 compared with $3.1 million in 2011.

Target Mobile Centers: In October 2012 we exercised our contractual right to notify Target of our intention to stop operating the Target Mobile centers by no later than April 2013 if we could not amend the current arrangement.

We concluded that the cash flows generated by our Target Mobile centers under our current contractual arrangements would not recover the net book value of our long-lived assets held and used in these locations. Therefore, the long-lived assets at these locations with a total carrying value of $12.8 million were written down to their fair value of $1.1 million, resulting in an impairment charge of $11.7 million that was included in our operating results for the third quarter of 2012. We will exit this business by April 8, 2013.

The fair value of these “in-use” assets was based on the projected cash flows at each location under our current contractual arrangements.

U.S. RadioShack Company-Operated Stores: Impairments for long-lived assets held and used in certain stores were $6.7 million in 2012 compared with $3.1 million in 2011. This increase was primarily driven by an increase in the number of stores that were evaluated for impairment throughout 2012 because of their decreased operating results. If our operating results do not improve, we will continue to incur a similar or higher amount of long-lived asset impairments for U.S. RadioShack company-operated stores in future periods.

Goodwill Impairment: For the first half of 2012, we experienced a significant decline in the market capitalization of our common stock, which was driven primarily by lower than expected operating results. Our market capitalization was lower than our consolidated net book value for much of this period. We determined that these facts were an indicator that we should conduct an interim goodwill impairment test in the third quarter.

After reviewing our reporting units, we determined that the fair value of our U.S. RadioShack company-operated stores reporting unit could not support its $3.0 million of goodwill due to our lower market capitalization. This resulted in a $3.0 million impairment charge that was included in our operating results for the third quarter of 2012. Our U.S. RadioShack company-operated stores reporting unit is comprised of our U.S. RadioShack company-operated stores operating segment, our overhead and corporate expenses that are not allocated to our operating segments, and all of our interest expense.

Net Interest Expense
Consolidated net interest expense, which is interest expense net of interest income, was $52.6 million in 2012, compared with $43.7 million in 2011.

In 2012 and 2011, interest expense consisted primarily of interest paid at the stated coupon rate on our outstanding notes, the non-cash amortization of the discounts on our long-term debt, and interest paid on our term loans. Interest expense increased $7.7 million in 2012. This increase was driven by the increased average amount of long-term debt outstanding during 2012. Non-cash interest expense was $16.3 million in 2012 compared with $17.0 million in 2011.

Income Tax Expense
Our effective tax rate for 2012 was a negative 22.2%, compared with a positive 37.5% for 2011. The 2012 effective tax rate was affected by a valuation allowance in the amount of $68.8 million that we established to reduce our U.S. deferred tax assets. The valuation allowance was partially offset by an income tax benefit related to our current year operating loss. See Note 10 – “Income Taxes” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding our 2012 income tax expense and valuation allowance.

The 2011 effective tax rate was affected by the realization of job retention credits generated pursuant to the Hiring Incentives to Restore Employment Act. These credits lowered the effective tax rate by 1.1 percentage points.

2011 COMPARED WITH 2010

Net Sales and Operating Revenues
Net sales and operating revenues for 2011 increased $112.2 million, or 2.6%, to $4,378.0 million when compared with 2010. Comparable store sales decreased 2.2%. The increase in our net sales and operating revenues was driven primarily by sales at the 646 Target Mobile centers that were open on December 31, 2011, but not on December 31, 2010. The increase in sales that was driven by our additional Target Mobile centers was partially offset by a decrease in comparable store sales. The decrease in comparable store sales was primarily driven by sales decreases in our consumer electronics and signature platforms, which were partially offset by an increase in our mobility platform sales.

U.S. RadioShack Company-Operated Stores Segment

Sales in our U.S. RadioShack company-operated stores segment for 2011 decreased $144.9 million or 3.8% when compared with 2010.

Sales in our mobility platform increased 5.6% in 2011. This sales increase was driven by increased sales in our AT&T postpaid business, sales in our Verizon postpaid business, and sales of tablet devices. These sales increases were partially offset by decreased sales in our T-Mobile postpaid wireless business and decreased sales in our Sprint postpaid wireless business. The decreased sales in our Sprint postpaid wireless business were due to changes in Sprint’s customer and credit models, which resulted in fewer new and upgrade activations in the last three quarters of 2011.

Sales in our signature platform decreased 4.7% in 2011. This sales decrease was primarily driven by decreased sales of digital-to-analog television converter boxes and related television antennas, music accessories, and media storage, but was partially offset by increased sales of headphones and tablet accessories.

Sales in our consumer electronics platform decreased 22.0% in 2011. This sales decrease was driven by sales declines in substantially all of the categories in this platform, but was primarily driven by decreased sales of digital music players, digital cameras and camcorders, and GPS devices. The convergence of these products’ functionality into smartphones contributed to these sales decreases.

Target Mobile Centers

Sales in our Target Mobile centers segment for 2011 increased $277.8 million when compared with 2010. This sales increase was driven primarily by sales at the 646 Target Mobile centers that were open on December 31, 2011, but not on December 31, 2010.

Other Sales

Other sales decreased $20.7 million, or 5.3%, in 2011. This sales decrease was primarily driven by decreased sales to our independent dealers, which was partially offset by a sales increase at our Mexican subsidiary. Our Mexican subsidiary accounted for less than 5% of our consolidated net sales and operating revenues in 2011.

Gross Profit
Consolidated gross profit and gross margin for 2011 were $1,810.8 million and 41.4%, respectively, compared with $1,913.7 million and 44.9%, respectively, in 2010, resulting in a 5.4% decrease in gross profit dollars and a 3.5 percentage point decrease in our gross margin rate.

Gross margin decreased by 3.5 percentage points from 2010 to 41.4%. This decrease was primarily driven by a change in our sales mix within our mobility platform towards lower-margin smartphones and tablets, combined with the overall growth of our mobility platform through our Target Mobile centers and U.S. RadioShack company-operated stores. Smartphones generally, and the Apple iPhone in particular, carry a lower gross margin rate given their higher average cost basis. Revenue from smartphones as a percentage of our mobility platform in 2011 was 17.3 percentage points higher than in 2010. Additionally, our gross margin rate was negatively affected by more promotional pricing in the fourth quarter of 2011 when compared with the same period in 2010.

The gross margin rate for our U.S. RadioShack company-operated stores segment decreased by 2.2 percentage points in 2011, primarily due to a change in sales mix towards lower-margin smartphones as discussed above.

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

Depreciation and Amortization
Total depreciation and amortization from continuing operations for 2011 declined $0.7 million or 0.8%.

Impairment of Long-Lived Assets
Impairments of long-lived assets were $3.1 million and $4.0 million in 2011 and 2010, respectively. In 2011 these amounts were related primarily to underperforming U.S. RadioShack company-operated stores. In 2010 this amount was related primarily to underperforming U.S. RadioShack company-operated stores and certain test store formats.

Net Interest Expense
Consolidated net interest expense, which is interest expense net of interest income, was $43.7 million in 2011, compared with $39.3 million in 2010.

In 2011 and 2010, interest expense primarily consisted of interest paid at the stated coupon rate on our outstanding notes, the non-cash amortization of the discounts on our long-term debt, cash received on our interest rate swaps, and the non-cash change in fair value of our interest rate swaps. Interest expense increased $4.9 million in 2011. This increase was driven by the increased average amount of long-term debt outstanding during 2011, the increased debt discount amortization related to our 2013 Convertible Notes, and increased commitment fees related to the five-year $450 million asset-based revolving credit facility we entered into on January 4, 2011, with a group of lenders with Bank of America, N.A., as administrative and collateral agent (the “2016 Credit Facility”). Non-cash interest expense was $17.0 million in 2011 compared with $15.2 million in 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Operating Activities: Cash used in operating activities in 2012 was $43.0 million, compared with cash provided by operating activities of $217.9 million in 2011. Cash flows from operating activities are comprised of net income or loss plus non-cash adjustments to net income or loss and the net changes in assets and liabilities. The amounts of cash provided by net income or loss plus non-cash adjustments to net income or loss were $59.9 million and $215.4 million in 2012 and 2011, respectively. The decrease in net income plus non-cash adjustments was primarily driven by our net loss in 2012 of $139.4 million compared with a net income of $72.2 million in 2011. The amount of cash used by the net changes in assets and liabilities was $102.9 million in 2012, compared with cash provided by the net changes in assets and liabilities of $2.5 million in 2011. The increase in cash used by the net changes in assets and liabilities in 2012 was primarily driven by cash used for our increased inventory balance at December 31, 2012, which was partially offset by income tax refunds of $118.6 million and by cash provided by our increased accounts payable balance. Our inventory balance was larger at December 31, 2012, than it was at December 31, 2011, primarily due to a higher average unit cost of, and larger quantities of, wireless handsets. The increase in inventory was also driven by increased inventory in our higher-margin signature platform, which was primarily driven by increased wireless accessories and headphones.

Investing Activities: The amounts of cash used in investing activities were $94.2 million and $80.1 million in 2012 and 2011, respectively. This change was driven by the increase in our restricted cash balance, which was partially offset by decreased capital expenditures in 2012. For further discussion of our restricted cash, see “Cash Requirements” later in this MD&A. Capital expenditures were $67.8 million in 2012 compared with $82.1 million in 2011. This decrease was primarily driven by higher capital expenditures for our Target Mobile centers in 2011 when we opened many of these locations. Capital expenditures primarily related to our U.S. RadioShack company-operated stores and information system projects in 2012 and 2011. Our capital expenditures in 2011 also related to our Target Mobile centers.

Financing Activities: Net cash provided by financing activities was $81.2 million in 2012 compared with net cash used in financing activities of $115.5 million in 2011. Our net cash provided by financing activities in 2012 was primarily due to the $175.0 million of new borrowings. These borrowings were partially offset by the purchase of $88.1 million principal amount of our 2013 Convertible Notes and our dividend payments of $24.9 million. Our net cash used in financing activities for 2011 was primarily driven by the repurchase of $113.3 million of our common stock and the payment of a $49.6 million annual dividend.

Free Cash Flow: Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was a negative $135.7 million in 2012, $86.2 million in 2011, and $48.4 million in 2010. The decrease in free cash flow for 2012 was attributable to decreased cash flow from operating activities as described above.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. See “Liquidity Outlook” later in this MD&A for further discussion of our sources of liquidity and our cash requirements in future periods. The comparable financial measure to free cash flow under generally accepted accounting principles is net cash flows provided by or used in operating activities. Net cash flows used in operating activities was $43.0 million in 2012, compared with net cash provided by operating activities of $217.9 million and $155.0 million in 2011 and 2010, respectively. We do not intend for the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP, nor do we intend to imply that free cash flow represents cash flow available for discretionary expenditures. The following table is a reconciliation of cash flows from operating activities to free cash flow.

	Year Ended December 31,
(In millions)	2012	2011	2010
Net cash (used in) provided by operating activities	$(43.0)	$217.9	$155.0
Less:
Additions to property, plant and equipment	67.8	82.1	80.1
Dividends paid	24.9	49.6	26.5

Free cash flow	$(135.7)	$86.2	$48.4

SOURCES OF LIQUIDITY
As of December 31, 2012, we had $535.7 million in cash and cash equivalents, compared with $591.7 million as of December 31, 2011. The table below lists our credit commitments from various financial institutions at December 31, 2012.

(In millions)	Commitment Expiration per Period
Credit Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Lines of credit (1)	$450.0	$--	$--	$450.0	$--
Standby letters of credit	--	--	--	--	--
Total commercial commitments	$450.0	$--	$--	$450.0	$--

(1)
At December 31, 2012, our maximum availability for revolving borrowings was $393.7 million. No revolving borrowings have been made under the facility, and letters of credit totaling $3.1 million had been issued as of December 31, 2012, resulting in $390.6 million of availability for revolving borrowings.

2016 Credit Facility: In August 2012 we entered into an amended and restated credit agreement (“Restated 2016 Credit Facility” or “2016 Credit Facility”) with a group of lenders with Bank of America, N.A., as the administrative and collateral agent. The Restated 2016 Credit Facility amends and restates the Company’s existing asset-based revolving credit agreement (the “Original 2016 Credit Facility”). The Restated 2016 Credit Facility revised the terms of the Original 2016 Credit Facility to, among other things, provide for $75 million of term loans.

Like the Original 2016 Credit Facility, the Restated 2016 Credit Facility matures on January 4, 2016, and provides for an asset-based revolving credit line of $450 million, subject to a borrowing base, which was $642.8 million at December 31, 2012. As with the Original 2016 Credit Facility, obligations under the Restated 2016 Credit Facility are secured by substantially all of our inventory, accounts receivable, cash, and cash equivalents. Obligations under the Restated 2016 Credit Facility are also secured by certain real estate.

As with the Original 2016 Credit Facility, revolving borrowings under the Restated 2016 Credit Facility bear interest at our choice of a bank’s prime rate plus 1.25% to 1.75% or LIBOR plus 2.25% to 2.75%. The applicable rates in these ranges are based on the aggregate average availability under the facility. The Restated 2016 Credit Facility also contains a $200 million sub-limit for the issuance of standby and commercial letters of credit. The issuance of letters of credit reduces the amount available under the facility. Letter of credit fees are 2.25% to 2.75% for standby letters of credit and 1.125% to 1.375% for commercial letters of credit. We pay commitment fees to the lenders at an annual rate of 0.50% of the unused amount of the facility.

The maximum availability for revolving borrowings under the 2016 Credit Facility is determined at the end of each month and is calculated as the lesser of:

•	$450 million, or

•	Our borrowing base for revolving borrowings less $45 million (calculated as $597.8 million at December 31, 2012), or

•
Our borrowing base for revolving borrowings up to a maximum amount of $450 million less the greater of 12.5% (currently $56.3 million) or $45 million if we do not meet a specified consolidated fixed charge coverage ratio during a trailing twelve-month period (calculated as $393.7 million at December 31, 2012).

As of December 31, 2012, our maximum availability for revolving borrowings under the 2016 Credit Facility was $393.7 million as a result of us not meeting the consolidated fixed charge coverage ratio at December 31, 2012. As of December 31, 2012, no revolving borrowings had been made under the facility, and letters of credit totaling $3.1 million had been issued, resulting in $390.6 million of availability for revolving borrowings under the 2016 Credit Facility. We believe that we will not meet the consolidated fixed charge coverage ratio for at least the next twelve months.

If at any time the outstanding revolving borrowings and term loans under the 2016 Credit Facility exceed the sum of the revolving borrowing base and the term loan borrowing base, we will be required to repay an amount equal to such excess. No payments (whether optional or mandatory) may be made in respect of the principal amount of these term loans unless all revolving borrowings have been repaid, any outstanding letters of credit have been cash collateralized, and all other commitments under the Restated 2016 Credit Facility have been repaid or otherwise satisfied. The revolving borrowing base and term loan borrowing base are subject to customary reserves that may be implemented by the administrative agent at its permitted discretion.

The Restated 2016 Credit Facility contains customary affirmative and negative covenants and events of default that are substantially consistent with those contained in the Original 2016 Credit Facility. These covenants could, among other things, restrict certain payments, including dividends and share repurchases. We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

CASH REQUIREMENTS

Capital Expenditures: The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and a discretionary amount related to our strategic initiatives. The base level of capital expenditures required to support our operations ranges from $40 million to $50 million. The remaining amount of anticipated capital expenditures relates to strategic initiatives as reflected in our annual plan. These capital expenditures are discretionary and, therefore, may not be spent if we decide not to pursue one or more of our strategic initiatives. We estimate that our capital expenditures for 2013 will range from $70 million to $90 million based on our operating performance during the year. U.S. RadioShack company-operated store remodels and relocations and information systems projects will account for the majority of our anticipated 2013 capital expenditures. Cash and cash equivalents and cash generated from operating activities will be used to fund future capital expenditure needs. Additionally, our 2016 Credit Facility could be utilized to fund capital expenditures.

Restricted Cash: Restricted cash totaled $26.5 million at December 31, 2012, and is included in other current assets in our Consolidated Balance Sheets. This cash is pledged as collateral for a standby letter of credit issued to our general liability insurance provider. We have the ability to withdraw this cash at any time and instead provide a letter of credit issued under our 2016 Credit Facility similar to the letter of credit that was issued under our 2016 Credit Facility at December 31, 2011. We have elected to pledge this cash as collateral to reduce our costs associated with our general liability insurance.

Seasonal Inventory Buildup: Typically, our annual cash requirements for pre-seasonal inventory buildup from August to November range between $150 million and $250 million. The funding required for this buildup will be primarily from cash and cash equivalents and any cash generated from operating activities. Additionally, our 2016 Credit Facility could be utilized to fund the inventory buildup, if necessary.

Operating Leases: We use operating leases, primarily for our retail locations and our corporate campus, to lower our capital requirements.

Contractual Obligations
The table below contains our known contractual commitments as of December 31, 2012.

(In millions)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (1)	$787.9	$286.9	$9.4	$166.6	$325.0
Interest obligations	209.7	42.1	73.0	65.2	29.4
Operating lease obligations (2)	598.9	202.8	260.2	106.7	29.2
Purchase obligations (3)	313.0	301.7	11.3	--	--
Other long-term liabilities reflected on the balance sheet (4)	167.9		6.4	33.5	128.0
Total	$2,077.4	$833.5	$360.3	$372.0	$511.6

(1)
For more information regarding long-term debt, refer to Note 5 – “Indebtedness and Borrowing Facilities” of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(2)
For more information regarding lease commitments, refer to Note 14 – “Commitments and Contingencies” of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(3)	Purchase obligations primarily include our product commitments and marketing agreements.
(4)
These long-term liabilities reflected on our Consolidated Balance Sheet represented contractual obligations for which we could reasonably estimate the timing of cash payments. Additionally, we had a $21.2 million non-current deferred tax liability that we are not able to reasonably estimate the amount by which this liability will increase or decrease over time; therefore, this amount has not been included in the table. The remaining non-current liabilities reflected on our Consolidated Balance Sheet did not represent contractual obligations for future cash payments.

In 2012 we entered into a $50 million secured term loan due in January 2016, a $100 million secured term loan due in September 2017, and a $25 million secured term loan due in September 2017. We borrowed these amounts in advance of the maturity of our 2013 Convertible Notes. These new loans represented approximately 47% of the original $375 million principal amount of the 2013 Convertible Notes. We repurchased $88.1 million principal amount of the 2013 Convertible Notes at a discount in 2012. We plan to repay the remaining $286.9 million of 2013 Convertible Notes with cash on hand and borrowings from our 2016 Credit Facility, if necessary. For more information regarding our long-term debt, refer to Note 5 – “Indebtedness and Borrowing Facilities” of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

LIQUIDITY OUTLOOK

As of December 31, 2012, we had $535.7 million in cash and cash equivalents, compared with $591.7 million in 2011. Additionally, we had a credit facility of $450 million with availability of $390.6 million as of December 31, 2012. This resulted in a total liquidity position of $926.3 million at December 31, 2012.

We experienced a loss of $139.4 million in 2012, and our cash flows from operating activities declined from cash provided by operations of $217.9 million in 2011 to cash used in operations of $43.0 million in 2012. Although we do not anticipate borrowing under our 2016 Credit Facility during 2013, we may cause letters of credit to be issued under this credit facility, which would reduce our total liquidity position.

If our results of operations for 2013 are significantly worse than 2012, or if our trade payables decrease, we could be required to utilize more of our 2016 Credit Facility in the form of borrowings or additional letters of credit. However, in this event, we could implement cash conservation activities such as reducing our spending for professional fees, reducing our capital expenditures, reducing our spending for advertising, lowering our inventory balances or not taking advantage of discounts for early payments to vendors.

We have considered the impact of our financial projections on our liquidity analysis and have evaluated the appropriateness of the key assumptions in our forecast such as sales, gross profit and SG&A expenses. We have analyzed our cash requirements, including our inventory position, other working capital changes, capital expenditures and borrowing availability under our credit facility. Based upon these evaluations and analyses, we expect that our anticipated sources of liquidity will be sufficient to meet our obligations without disposition of assets outside the ordinary course of business or significant revisions of our planned operations through 2013.

If the trend in our results of operations continues or worsens after 2013, we may be required to borrow more under our 2016 Credit Facility, or to take additional actions to improve our liquidity that would be outside the ordinary course of business. These actions could include: incurring additional debt at higher interest rates, reducing our capital expenditures to amounts below those required to support our current level of operations, closing a significant number of stores, further reducing our employee headcount, or selling one or more subsidiaries.

Capitalization
The declaration of dividends, the dividend rate, and the amount and timing of share repurchases are at the sole discretion of our Board of Directors, and plans for future dividends and share repurchases may be revised by the Board of Directors at any time.

The following table sets forth information about our capitalization on the dates indicated.

	December 31,
	2012		2011
(Dollars in millions)	Dollars	% of Total Capitalization	Dollars	% of Total Capitalization
Short-term debt	$278.7	20.2%	$--	0.0%
Long-term debt	499.0	36.3	670.6	47.1
Total debt	777.7	56.5	670.6	47.1
Stockholders’ equity	598.7	43.5	753.3	52.9
Total capitalization	$1,376.4	100.0%	$1,423.9	100.0%

Our debt-to-total capitalization ratio increased in 2012 from 2011, primarily due to the $175.0 million of new borrowings under the secured term loans due in 2016 and 2017. These borrowings were partially offset by purchase of $88.1 million principal amount of the 2013 Convertible Notes.

Dividends: We paid $0.125 per share dividends in the first and second quarters of 2012. On July 25, 2012, we announced that we were suspending our dividend. We paid per share annual dividends of $0.50 and $0.25 in 2011 and 2010, respectively. Our dividend payments totaled $24.9 million, $49.6 million, and $26.5 million in 2012, 2011 and 2010, respectively, and were funded from cash on hand.

2011 Share Repurchase Program: In October 2011 our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $200 million of our common stock to be executed through open market or private transactions. During the fourth quarter of 2011, we paid $11.9 million to purchase approximately 0.9 million shares of our common stock in open market purchases. As of December 31, 2011, there was $188.1 million available for share repurchases under this program. We announced on January 30, 2012, that we had suspended further share repurchases under this program.

2008 Share Repurchase Program: In November 2010 we completed a $300 million accelerated share repurchase (“ASR”) program that we entered into in August 2010. We repurchased 14.9 million shares under the ASR program. In addition, after the conclusion of the ASR program in November 2010, we repurchased $98.6 million worth of shares in the open market, representing 4.9 million shares. During the second quarter of 2011, we paid $101.4 million to purchase 6.3 million shares of our common stock in open market purchases. This completed our purchases under our 2008 share repurchase program.

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

In the Notes to Consolidated Financial Statements, we describe the significant accounting policies used in the preparation of our consolidated financial statements. The accounting policies and estimates we consider most critical are revenue recognition; inventory valuation; estimation of reserves and valuation allowances specifically related to insurance, tax and legal contingencies; valuation of long-lived assets and goodwill; and stock-based compensation.

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

Certain products, such as wireless telephone handsets, require the customer to use the services of a third-party wireless service provider. The wireless service provider pays us an upfront commission for obtaining a new customer or upgrading an existing customer and, in some cases, a monthly recurring residual amount based upon the ongoing arrangement between the service provider and the customer. For certain new customers the upfront commission revenue is repaid to the wireless service provider if the wireless handset is subsequently deactivated from the wireless network during a specified period. Our sale of an activated wireless handset is the single event required to meet the delivery criterion for both the upfront commission and the recurring residual revenue. Upfront commission revenue, net of estimated wireless service deactivations, is recognized at the time an activated wireless handset is sold to the customer at the point-of-sale. Recurring residual revenue, which is not fixed and determinable at the point of sale, is recognized as earned under the terms of each contract with the wireless service provider, which is typically as the wireless service provider bills its customer, generally on a monthly basis.

Judgments and uncertainties involved in the estimate

Our revenue recognition accounting methodology requires us to make certain judgments regarding the estimate of future sales returns and wireless service deactivations. Our estimates for product refunds and returns, wireless service deactivations and commission revenue adjustments are based on historical information pertaining to these items. Based on our extensive history in selling activated wireless handsets, we have been able to establish reliable estimates for wireless service deactivations. However, our estimates for wireless service deactivations can be affected by certain characteristics of and decisions made by our service providers. These factors include changes in the quality of their customer service, the quality and performance of their networks, their rate plan offerings, their policies regarding extensions of customer credit, and their wireless handset product offerings. These factors add uncertainty to our estimates.

Effect if actual results differ from assumptions

We have not made any material changes in the methodology used to estimate sales returns or wireless service deactivations during the past three fiscal years. We continue to update our estimate for wireless service deactivations to reflect the most recently available information regarding the characteristics of and decisions made by our service providers discussed above. If actual results differ from our estimates due to these or various other factors, the amount of revenue recorded could be materially affected. A 10% difference in our reserves for the estimates noted above would have affected net sales and operating revenues by approximately $5.6 million in 2012.

Inventory Valuation

Description

Our inventory consists primarily of finished goods available for sale at our retail locations or within our distribution centers and is recorded at the lower of cost - on a first-in first-out basis - or market. The cost components recorded within inventory are the vendor invoice cost, which is net of vendor allowances, and certain allocated freight, distribution, warehousing and other costs relating to merchandise acquisition required to bring the merchandise from the vendor to the location where it is offered for sale.

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

Estimation of Reserves and Valuation Allowances for Self-Insurance, Income Taxes, and Litigation Contingencies

Description

The amount of liability or valuation allowance we record related to insurance claims, tax positions, and legal contingencies requires us to make judgments about the amount of expense that will ultimately be incurred or the realization of certain assets.

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

We are subject to periodic audits from multiple domestic and foreign tax authorities related to income tax, sales and use tax, personal property tax, and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Our accounting for tax estimates and contingencies requires us to evaluate tax issues and establish reserves in our consolidated financial statements based on our estimate of the probability of realizing these tax exposures. Depending on the nature of the tax issue, we could be subject to audit over several years; therefore, our estimated reserve balances might exist for multiple years before an issue is resolved by the taxing authority.

We record a valuation allowance to reduce a deferred tax asset if based on the consideration of all available evidence, it is more likely than not that all or some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. We evaluate our deferred income taxes quarterly to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies. Any deferred tax asset subject to a valuation allowance is still available to us to offset future taxable income, and we will adjust a previously established valuation allowance if we change our assessment of the amount of deferred income tax asset that is more likely than not to be realized.

We are involved in legal proceedings and governmental inquiries associated with employment and other matters. Our accounting for legal contingencies requires us to estimate the probable losses in these matters. These estimates have been developed in consultation with in-house and outside legal counsel and are based upon a combination of litigation and settlement strategies.

Judgments and uncertainties involved in the estimate

Our liabilities for insurance, tax and legal contingencies contain uncertainties because we are required to make assumptions and to apply judgment to estimate the exposures associated with these items. We use our history and experience, as well as the specific circumstances surrounding these claims, in evaluating the amount of liability we should record. As additional information becomes available, we assess the potential liability related to our various claims and revise our estimates as appropriate. These revisions could materially affect our results of operations and financial position or liquidity.

Effect if actual results differ from assumptions

We have not made any material changes in the methodology used to estimate our insurance, tax, or legal contingencies reserves during the past three fiscal years, and we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions for these items. However, a 10% change in our insurance reserves at December 31, 2012, would have affected net income by approximately $3.9 million. As of December 31, 2012, actual losses had not exceeded our estimates. Additionally, for claims that exceed our deductible amount, we record a gross liability and corresponding receivable representing expected recoveries, since we are not legally relieved of our obligation to the claimant.

Although we believe that our insurance, tax and legal reserves are based on reasonable judgments and estimates, actual results could differ, which may expose us to material gains or losses in future periods. These actual results could materially affect our effective tax rate, earnings, deferred tax balances and cash flows in the period of resolution.

Valuation of Long-Lived Assets and Goodwill

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

We have acquired goodwill related to business acquisitions. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We review our goodwill balances on an annual basis, during the fourth quarter, and whenever events or changes in circumstances indicate the carrying value of a reporting unit might exceed its fair value. If the carrying amount of a reporting unit exceeds its fair value, we recognize an impairment loss for this difference.

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

Our impairment loss calculations for goodwill contain uncertainties because they require us to estimate fair values of our reporting units. We estimate fair values based on various valuation techniques such as discounted cash flows and comparable market analyses. These types of analyses contain uncertainties because they require us to make judgments and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors.

Effect if actual results differ from assumptions

We have not made any material changes in the accounting methodologies we use to assess impairment loss for long-lived assets or goodwill during the past three fiscal years, and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use in calculating goodwill impairment. If actual results or performance of certain business units are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our results of operations. For example, if the profitability of our U.S. RadioShack company-operated stores segment does not increase from our 2012 level, there could be a material increase in the impairment of long-lived assets at certain of our U.S. RadioShack company-operated stores in future periods.

The total value of our goodwill at December 31, 2012, was $36.6 million. Of this amount, $36.1 million related to goodwill from the purchase of RadioShack de Mexico. Based on our most recent review of goodwill impairment, we noted that the fair values of our reporting units that had goodwill balances were substantially greater than their carrying values.

Stock-Based Compensation

Description

We have historically granted certain stock-based awards to employees and directors in the form of non-qualified stock options, incentive stock options, restricted stock and deferred stock units. See Note 2 - “Summary of Significant Accounting Policies” and Note 8 - “Stock-Based Incentive Plans” in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a more complete discussion of our stock-based compensation programs.

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

Effect if actual results differ from assumptions

We have not made any material changes in the accounting methodologies used to record stock-based compensation during the past three years. While the assumptions that we develop are based on our best expectations, they involve inherent uncertainties based on market conditions and employee behavior that are outside of our control. If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. Additionally, if actual employee forfeitures significantly differ from our estimated forfeitures, we may have an adjustment to our financial statements in future periods. A 10% change in our stock-based compensation expense in 2012 would have affected our net income by approximately $0.7 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2012, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our cash equivalents of $408.2 million and our $175 million of term loans that bear interest at variable rates, in each case at December 31, 2012. A hypothetical 1% increase in short-term interest rates would result in a corresponding decrease in annual net interest expense of approximately $3.0 million. Short-term liquid investments at variable interest rates currently yield less than 1% on an annualized basis. A hypothetical decrease of short-term interest rates to zero would result in a corresponding increase in annual net interest expense of approximately $1.0 million. This hypothetical example assumes no change in the proportionate relationship between our cash equivalent balance and the amount of our variable interest rate debt.

We have market risk arising from changes in foreign currency exchange rates related to our purchase of inventory from manufacturers located in China and other areas outside the U.S. Our purchases are denominated in U.S. dollars, and any weakening of the U.S. dollar against the Chinese currency, or other currencies, could cause our vendors to increase the prices of items we purchase from them. It is not possible to estimate the effect of foreign currency exchange rate changes on our purchases of this inventory. We are also exposed to foreign currency fluctuations related to our Mexican subsidiary, which accounted for less than 5% of our consolidated net sales and operating revenues in 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Index to our Consolidated Financial Statements is found on page 39. Our Consolidated Financial Statements and Notes to Consolidated Financial Statements follow the index.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established a system of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) designed to ensure that information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, both of these positions were held by Dorvin D. Lively. Effective February 11, 2013, Joseph C. Magnacca joined the Company as Chief Executive Officer, at which time he became our principal executive officer. An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, including Messrs. Lively and Magnacca. Based upon that evaluation, management, including Messrs. Lively and Magnacca, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) for the Company. Under the supervision and with the participation of management, including Messrs. Lively and Magnacca, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, was conducted based upon criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management, including Messrs. Lively and Magnacca, concluded that our internal control over financial reporting was effective as of that date. PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements contained in this report, has issued an attestation report on the Company’s internal control over financial reporting, which report is included herein.

Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We will file a definitive proxy statement with the SEC on or about April 11, 2013. The information called for by this Item with respect to directors and the Audit and Compliance Committee of the Board of Directors is incorporated by reference from the Proxy Statement for the 2013 Annual Meeting under the headings “Item 1 - Election of Directors” and “Meetings and Committees of the Board.” For information relating to our Executive Officers, see Part I of this Annual Report on Form 10-K. The Section 16(a) reporting information is incorporated by reference from the Proxy Statement for the 2013 Annual Meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our Financial Code of Ethics is incorporated by reference from the Proxy Statement for the 2013 Annual Meeting under the heading “Corporate Governance – Code of Conduct and Financial Code of Ethics.”

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this Item with respect to executive compensation is incorporated by reference from the Proxy Statement for the 2013 Annual Meeting under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Non-Employee Director Compensation” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the Proxy Statement for the 2013 Annual Meeting under the heading “Ownership of Securities.”

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table provides a summary of information as of December 31, 2012, relating to our equity compensation plans in which our common stock is authorized for issuance.

Equity Compensation Plan Information
(Share amounts in thousands)	(a) Number of shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders (1)	4,860	(2)	$13.58	7,719	(3)
Equity compensation plans not approved by shareholders (4)	3,203		$14.42	--
Total	8,063		$13.97	7,719

(1)
Includes the 1997 Incentive Stock Plan (“ISP”), the 2001 ISP, the 2004 Deferred Stock Unit Plan for Non-Employee Directors, and the 2009 ISP. Refer to Note 8 - “Stock-Based Incentive Plans” of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information. The 1997 ISP expired on February 27, 2007, and no further grants may be made under this plan. The 2001 ISP terminated upon shareholder approval of the 2009 ISP on May 21, 2009. No further grants may be made under the 2001 ISP.

(2)	This amount includes approximately 751,000 shares of restricted stock and approximately 451,000 deferred stock units.
(3)	This amount includes approximately 464,000 deferred stock units.
(4)
Includes the 1999 ISP and options granted as an inducement grant in connection with our former Chief Executive Officer’s employment with RadioShack in 2006. Refer to Note 8 - “Stock-Based Incentive Plans” in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information concerning the 1999 ISP and the 2006 inducement grant. The 1999 ISP expired on February 23, 2009, and no further grants may be made under this plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item with respect to certain relationships and transactions with management and others is incorporated by reference from the Proxy Statement for the 2013 Annual Meeting under the heading Corporate Governance - Director Independence and - Review and Approval of Transactions with Related Persons.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this Item with respect to principal accounting fees and services is incorporated by reference from the Proxy Statement for the 2013 Annual Meeting under the headings Item 2 – Ratification of the Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm - Fees and Services of the Independent Registered Public Accounting Firm and - Policy for Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Annual Report on

Form 10-K:

1)	The financial statements listed in the "Index to Consolidated Financial Statements" on page 39.

2)	None

3)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as part of this report is set forth in the Index to Exhibits beginning on page 81, which immediately precedes such exhibits.

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

RADIOSHACK CORPORATION

February 26, 2013	By:	/s/ Dorvin D. Lively
Dorvin D. Lively
Executive Vice President – Chief Financial Officer and Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of RadioShack Corporation and in the capacities indicated as of this 26th day of February, 2013.

Signature	Title

/s/ Daniel R. Feehan	Non-Executive
Daniel R. Feehan	Chairman of the Board

/s/ Joseph C. Magnacca	Chief Executive Officer and Director
Joseph C. Magnacca	(principal executive officer)

/s/ Dorvin D. Lively	Executive Vice President – Chief Financial Officer and
Dorvin D. Lively	Chief Administrative Officer (principal financial officer)

/s/ Martin O. Moad	Vice President and Controller
Martin O. Moad	(principal accounting officer)

/s/ Robert E. Abernathy	Director	/s/ Jack L. Messman	Director
Robert E. Abernathy		Jack L. Messman

/s/ Frank J. Belatti	Director	/s/ Thomas G. Plaskett	Director
Frank J. Belatti		Thomas G. Plaskett

/s/ Julie A. Dobson	Director	/s/ Edwina D. Woodbury	Director
Julie A. Dobson		Edwina D. Woodbury

/s/ H. Eugene Lockhart	Director
H. Eugene Lockhart

RADIOSHACK CORPORATION

All financial statement schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RadioShack Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RadioShack Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
February 26, 2013

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31,
	2012		2011		2010
		% of		% of		% of
(In millions, except per share amounts)	Dollars	Revenues	Dollars	Revenues	Dollars	Revenues
Net sales and operating revenues	$4,257.8	100.0%	$4,378.0	100.0%	$4,265.8	100.0%
Cost of products sold (includes depreciation amounts of $8.4 million, $7.5 million and $7.7 million, respectively)	2,696.0	63.3	2,567.2	58.6	2,352.1	55.1
Gross profit	1,561.8	36.7	1,810.8	41.4	1,913.7	44.9

Operating expenses:
Selling, general and administrative	1,529.0	35.9	1,577.4	36.0	1,483.8	34.8
Depreciation and amortization	72.3	1.7	75.2	1.8	75.7	1.8
Impairment of long-lived assets and goodwill	21.4	0.5	3.1	0.1	4.0	0.1
Total operating expenses	1,622.7	38.1	1,655.7	37.9	1,563.5	36.7

Operating (loss) income	(60.9)	(1.4)	155.1	3.5	350.2	8.2

Interest income	1.9	--	3.1	0.1	2.6	--
Interest expense	(54.5)	(1.3)	(46.8)	(1.1)	(41.9)	(1.0)
Other loss	(0.6)	--	(4.1)	(0.1)	--	--

(Loss) income from continuing operations before income taxes	(114.1)	(2.7)	107.3	2.4	310.9	7.2
Income tax expense	25.3	0.6	40.2	0.9	120.2	2.8

(Loss) income from continuing operations	(139.4)	(3.3%)	67.1	1.5%	190.7	4.4%
Discontinued operations, net of income taxes	--		5.1		15.4

Net (loss) income	$(139.4)		$72.2		$206.1

Basic net (loss) income per share:
(Loss) income per share from continuing operations	$(1.39)		$0.65		$1.58
Income per share from discontinued operations	--		0.05		0.13
Net (loss) income per share (basic)	$(1.39)		$0.70		$1.71

Diluted net (loss) income per share:
(Loss) income per share from continuing operations	$(1.39)		$0.65		$1.55
Income per share from discontinued operations	--		0.05		0.13
Net (loss) income per share (diluted)	$(1.39)		$0.70		$1.68

Shares used in computing net (loss) income per share:

Basic	100.1		102.5		120.5

Diluted	100.1		103.3		122.7

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2012	2011	2010

Net (loss) income	$(139.4)	$72.2	$206.1
Other comprehensive income:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax	4.1	(8.5)	2.4
Less: Reclassification of realized foreign currency translation loss included in net income (includes income tax benefit of $0.5 million)	--	1.0	--
Foreign currency translation adjustments, net	4.1	(7.5)	2.4
Defined benefit pension plan adjustments, net of tax	0.3	(0.1)	(0.2)

Other comprehensive income (loss), net of tax	4.4	(7.6)	2.2

Comprehensive (loss) income	$(135.0)	$64.6	$208.3

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(In millions, except for share amounts)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$535.7	$591.7
Accounts and notes receivable, net	452.5	360.6
Inventories	908.3	744.4
Other current assets	85.4	116.1
Total current assets	1,981.9	1,812.8

Property, plant and equipment, net	239.0	270.2
Goodwill, net	36.6	37.0
Other assets, net	41.6	55.1
Total assets	$2,299.1	$2,175.1

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$278.7	$--
Accounts payable	435.6	348.2
Accrued expenses and other current liabilities	263.9	287.9
Total current liabilities	978.2	636.1

Long-term debt, excluding current maturities	499.0	670.6
Other non-current liabilities	223.2	115.1
Total liabilities	1,700.4	1,421.8

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 146,033,000 shares issued	146.0	146.0
Additional paid-in capital	133.3	137.1
Retained earnings	1,360.8	1,525.1
Treasury stock, at cost; 46,425,000 and 46,715,000 shares, respectively	(1,033.9)	(1,043.0)
Accumulated other comprehensive loss	(7.5)	(11.9)
Total stockholders’ equity	598.7	753.3
Total liabilities and stockholders’ equity	$2,299.1	$2,175.1

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(139.4)	$72.2	$206.1
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	80.7	83.1	84.2
Amortization of discounts on long-term debt	16.3	16.3	15.0
Impairment of long-lived assets and goodwill	21.4	3.1	4.0
Stock-based compensation	7.1	5.4	9.9
Deferred income taxes	68.9	35.2	12.0
Other non-cash items	4.9	0.1	11.1
Changes in assets and liabilities:
Accounts and notes receivable	(93.9)	15.6	(39.9)
Inventories	(161.6)	(24.1)	(60.4)
Other current assets	29.2	(11.4)	(3.6)
Accounts payable	58.5	46.2	(7.0)
Accrued expenses and other liabilities	(23.8)	(23.2)	(72.8)
Liability for unrecognized tax benefits	101.2	3.8	1.6
Other	(12.5)	(4.4)	(5.2)
Net cash (used in) provided by operating activities	(43.0)	217.9	155.0

Cash flows from investing activities:
Additions to property, plant and equipment	(67.8)	(82.1)	(80.1)
Changes in restricted cash (See Note 2)	(26.5)	--	--
Other investing activities	0.1	2.0	0.1
Net cash used in investing activities	(94.2)	(80.1)	(80.0)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	175.0	322.5	--
Payments of debt issuance costs	(7.3)	(7.1)	--
Principal amount of long-term debt repayments	(88.1)	(306.8)	--
Payments of dividends	(24.9)	(49.6)	(26.5)
Changes in cash overdrafts	26.5	32.8	7.5
Purchases of treasury stock	--	(113.3)	(398.8)
Proceeds from exercise of stock options	--	6.0	4.0
Net cash provided by (used in) financing activities	81.2	(115.5)	(413.8)

Net (decrease) increase in cash and cash equivalents	(56.0)	22.3	(338.8)
Cash and cash equivalents, beginning of period	591.7	569.4	908.2
Cash and cash equivalents, end of period	$535.7	$591.7	$569.4

Supplemental cash flow information:
Interest paid	$38.2	$29.2	$26.6

Cash payments made for income taxes	$5.5	$47.1	$136.7
Income tax refunds received	(118.6)	(2.1)	(0.7)
Cash tax (refunds) payments, net	$(113.1)	$45.0	$136.0

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Shares at December 31,			Dollars at December 31,
(In millions)	2012	2011	2010	2012	2011	2010
Common stock
Beginning of year	146.0	146.0	191.0	$146.0	$146.0	$191.0
Retirement of treasury stock	--	--	(45.0)	--	--	(45.0)
End of year	146.0	146.0	146.0	$146.0	$146.0	$146.0

Treasury stock
Beginning of year	(46.7)	(40.3)	(65.8)	$(1,043.0)	$(949.0)	$(1,621.9)
Purchase of treasury stock	--	(7.3)	(19.8)	--	(113.3)	(398.8)
Issuance of common stock, net	0.3	0.3	0.1	9.1	5.1	2.7
Retirement of treasury stock	--	--	45.0	--	--	1,063.9
Exercise of stock options	--	0.6	0.2	--	14.2	5.1
End of year	(46.4)	(46.7)	(40.3)	$(1,033.9)	$(1,043.0)	$(949.0)

Additional paid-in capital
Beginning of year				$137.1	$147.3	$161.8
Issuance of common stock				(9.7)	(6.0)	(4.4)
Exercise of stock options				--	(9.2)	(1.9)
Stock-based compensation				5.9	5.0	9.6
Retirement of treasury stock				--	--	(17.8)
End of year				$133.3	$137.1	$147.3

Retained earnings
Beginning of year				$1,525.1	$1,502.5	$2,323.9
Net (loss) income				(139.4)	72.2	206.1
Retirement of treasury stock				--	--	(1,001.0)
Cash dividends declared				(24.9)	(49.6)	(26.5)
End of year				$1,360.8	$1,525.1	$1,502.5

Accumulated other comprehensive loss
Beginning of year				$(11.9)	$(4.3)	$(6.5)
Other comprehensive income (loss)				4.4	(7.6)	2.2
End of year				$(7.5)	$(11.9)	$(4.3)

Total stockholders' equity				$598.7	$753.3	$842.5

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Notes to our Consolidated Financial Statements are important and should be read in conjunction with your review of the Consolidated Financial Statements. Below is a list of the notes.

Note 1	Description of Business
Note 2	Summary of Significant Accounting Policies
Note 3	Supplemental Balance Sheet Disclosures
Note 4	Goodwill
Note 5	Indebtedness and Borrowing Facilities
Note 6	Stockholders’ Equity
Note 7	Severance Costs and Exit Activities
Note 8	Stock-Based Incentive Plans
Note 9	Employee Benefit Plans
Note 10	Income Taxes
Note 11	Net (Loss) Income Per Share
Note 12	Derivative Financial Instruments
Note 13	Fair Value Measurements
Note 14	Commitments and Contingencies
Note 15	Wireless Service Provider Settlement Agreement
Note 16	Segment Reporting
Note 17	Quarterly Data (Unaudited)
Note 18	Supplemental Guarantor Financial Information

NOTE 1 – DESCRIPTION OF BUSINESS

RadioShack Corporation was incorporated in Delaware in 1967. Throughout this report, the terms “our,” “we,” “us” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We primarily engage in the retail sale of consumer electronics goods and services through our RadioShack store chain.

U.S. RADIOSHACK COMPANY-OPERATED STORES
At December 31, 2012, we operated 4,395 U.S. company-operated stores under the RadioShack brand located throughout the United States, as well as in Puerto Rico and the U.S. Virgin Islands. These stores are located in strip centers and major shopping malls, as well as individual storefronts. Each location carries a broad assortment of both name brand and private brand consumer electronics products.

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

TARGET MOBILE CENTERS
In the fourth quarter of 2009, we commenced a test rollout of retail locations in approximately 100 Target stores (“Target Mobile”). These retail locations, which are not RadioShack-branded, offer wireless handsets with activation of third-party postpaid wireless services. In the third quarter of 2010, we signed a multi-year agreement to operate these locations in certain Target stores throughout most of the United States. At December 31, 2012, we operated 1,522 Target Mobile centers.

In October 2012, we exercised our contractual right to notify Target of our intention to stop operating the Target Mobile centers if we could not amend the current arrangement. An acceptable arrangement was not negotiated; therefore, we will exit this business by April 8, 2013. The Target Mobile segment will be reported as discontinued operations after the wind-down of this business, which we currently expect to occur in the first quarter of 2013.

OTHER SALES CHANNELS
In addition to the reportable segments discussed above, we have the following additional sales channels and support operations:

Dealer Outlets: At December 31, 2012, we had a network of 1,008 RadioShack dealer outlets, including 32 located outside North America. Our North American outlets provide name brand and private brand products and services, typically to smaller communities. These independent dealers are often engaged in other retail operations and augment their businesses with our products and service offerings. Our dealer sales derived outside the United States are not significant.

RadioShack de Mexico: As of December 31, 2012, there were 269 company-operated stores under the RadioShack brand, 6 dealers, and one distribution center in Mexico.

RadioShack.com: Products and information are available through our commercial website http://www.radioshack.com. Online customers can purchase, return or exchange various products available through this website. Additionally, certain products ordered online may be picked up, exchanged or returned at RadioShack stores.

SUPPORT OPERATIONS
Our retail stores, along with our Target Mobile centers and dealer outlets, are supported by an established infrastructure. Below are the major components of this support structure.

Distribution Centers - At December 31, 2012, we had three U.S. distribution centers shipping products to our U.S. retail locations and dealer outlets. One of these distribution centers also serves as a fulfillment center for our online customers and as a distribution center that ships store fixtures to our U.S. and Mexico company-operated stores and Target Mobile centers.

RadioShack Technology Services (“RSTS”) - Our management information system architecture is composed of a distributed, online network of computers that links all stores, Target Mobile centers, customer channels, delivery locations, service centers, credit providers, distribution facilities and our home office into a fully integrated system. Each retail location has its own server to support the point-of-sale (“POS”) system. The majority of our U.S. company-operated stores and Target Mobile centers communicate through a broadband network, which provides efficient access to customer support data. This design also allows store management to track daily sales and inventory at the product or sales associate level. RSTS provides the majority of our programming and systems analysis needs.

RadioShack Global Sourcing (“RSGS”) - RSGS serves our wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs. RSGS’s activities support our name brand and private brand businesses.

DISCONTINUED OPERATIONS
In February 2009 we signed a contract extension with Sam’s Club through March 31, 2011, with a transition period that ended on June 30, 2011, to continue operating wireless kiosks in certain Sam’s Club locations. As of December 31, 2010, we operated 417 of these kiosks. All of these kiosks were transitioned to Sam’s Club by June 30, 2011. We determined that the cash flows from these kiosks were eliminated from our ongoing operations. Therefore, these operations were classified as discontinued operations and the operating results of these kiosks are presented in our Consolidated Statements of Income as discontinued operations, net of income taxes, for all periods presented.

We incurred no significant gain or loss associated with the transition of these kiosks to Sam’s Club. We redeployed substantially all of our Sam’s Club kiosk employees to nearby RadioShack stores or Target Mobile centers, and we redistributed our Sam’s Club kiosk inventory to our remaining retail channels. Net sales and operating revenues related to these discontinued operations were $62.9 million and $206.9 million for 2011 and 2010, respectively. The amount of income before income taxes for these discontinued operations was $8.4 million and $25.2 million for 2011 and 2010, respectively.

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

Cash and Cash Equivalents: Cash on hand in stores, deposits in banks, credit card receivables, and all highly liquid investments with a maturity of three months or less at the time of purchase are considered cash and cash equivalents. We carry our cash equivalents at cost, which approximates fair value because of the short maturity of the instruments. The weighted-average annualized interest rates were 0.2% and 0.3% at December 31, 2012 and 2011, respectively, for cash equivalents totaling $408.2 million and $426.2 million, respectively. We maintain zero balance cash disbursement accounts with certain banks. Outstanding checks in excess of deposits with these banks totaled $108.3 million and $81.9 million at December 31, 2012 and 2011, respectively, and are classified as accounts payable in the Consolidated Balance Sheets. Changes in these overdraft amounts are reported in the Consolidated Statements of Cash Flows as a financing activity.

Restricted Cash: We have pledged cash as collateral for a standby letter of credit issued to our general liability insurance provider. We have the ability to withdraw this cash at any time and instead provide a letter of credit issued under our asset-based revolving credit facility that expires in January 2016 similar to the letter of credit that was issued under this facility at December 31, 2011. We have elected to pledge this cash as collateral to reduce our costs associated with our general liability insurance. Restricted cash totaled $26.5 million at December 31, 2012, and is included in other current assets in our Consolidated Balance Sheets.

Accounts Receivable and Allowance for Doubtful Accounts: Concentrations of credit risk with respect to customer and dealer receivables are limited due to the large number of customers and dealers and their location in many different geographic areas of the country. We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information. Historically, such losses, in the aggregate, have not exceeded our estimates. Account balances are charged against the allowance when we believe it is probable that the receivable will not be recovered. We have concentration of credit risk from service providers in the wireless telephone industry, primarily Sprint, AT&T, and Verizon Wireless (“Verizon”). The average payment term for these receivable balances is approximately 45 days.

Inventories: Our inventories are stated at the lower of cost - on a first-in first-out basis - or market value and are comprised primarily of finished goods. Included in the cost of the inventories are in-bound freight expenses to our distribution centers, out-bound freight expenses to our retail outlets, and other direct costs relating to merchandise acquisition and distribution. Also included in the cost of inventory are certain vendor allowances that are not a reimbursement of specific, incremental and identifiable costs to promote a vendor’s products. If the calculated net realizable value of the inventory is determined to be less than the recorded cost, a provision is made to reduce the carrying amount of the inventory to its net realizable value. To determine market value, we consider the following items: inventory turnover statistics, current selling prices, seasonality factors, consumer trends, competitive pricing, performance of similar products or accessories, planned promotional incentives, technological obsolescence, and estimated costs to sell or dispose of merchandise such as sales commissions.

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

Capitalized Software Costs: We capitalize qualifying costs related to the acquisition or development of internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized costs are amortized over the estimated useful life of the software, which ranges between three and five years. The unamortized balance of capitalized software costs at December 31, 2012 and 2011, was $39.8 million and $42.7 million, respectively. Amortization of computer software was approximately $13.5 million, $12.6 million and $11.9 million in 2012, 2011 and 2010, respectively.

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

Leases: For lease agreements that provide for escalating rent payments or free-rent occupancy periods, we recognize rent expense on a straight-line basis over the non-cancelable lease term and certain option renewal periods that appear to be reasonably assured at the inception of the lease term. The lease term commences on the date we take possession of or control the physical use of the property. Deferred rent is included in other non-current liabilities in the Consolidated Balance Sheets.

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

We record a valuation allowance to reduce a deferred tax asset if based on the consideration of all available evidence, it is more likely than not that all or some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. We evaluate our deferred income taxes quarterly to determine if a valuation allowance is required by considering all available evidence, including historical and projected taxable income and tax planning strategies. Any deferred tax asset subject to a valuation allowance is still available to us to offset future taxable income, and we will adjust a previously established valuation allowance if we change our assessment of the amount of deferred income tax asset that is more likely than not to be realized.

Income tax expense includes U.S. and international income taxes, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Undistributed earnings of international subsidiaries deemed to be permanently invested are used to invest in the growth of these operations.

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

Certain products, such as wireless telephone handsets, require the customer to use the services of a third-party service provider. The third-party service provider pays us an upfront commission and, in some cases, a monthly recurring residual amount based upon the ongoing arrangement between the service provider and the customer. Our sale of an activated wireless handset is the single event required to meet the delivery criterion for both the upfront commission and the recurring residual revenue. Upfront commission revenue, net of estimated service deactivations, is generally recognized at the time an activated wireless handset is sold to the customer at the point-of-sale. Based on our extensive history in selling activated wireless handsets, we have been able to establish reliable deactivation estimates. Recurring residual income is recognized as earned under the terms of our contracts with the service providers, which is typically as the service provider bills its customer, generally on a monthly basis. Sales of wireless handsets and the related commissions and residual income are approximately 45 percent of our total revenue. Our three largest third-party wireless service providers are AT&T, Sprint, and Verizon.

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

Advertising Costs: Our advertising costs are expensed the first time the advertising takes place. We receive allowances from certain third-party service providers and product vendors that we record when earned as an offset to advertising expense incurred to promote the applicable products and/or services only if the allowances represent reimbursement of specific, incremental and identifiable costs (see “Vendor Allowances” above). Advertising expense was $182.9 million, $208.9 million and $205.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Fair Value Measurements: Certain assets and liabilities are required to be measured at fair value either on a recurring or non-recurring basis. We estimate fair values based on one or more of the following valuation techniques: the market approach (comparable market prices), the income approach (present value of future income or cash flow), or the cost approach (cost to replace the service capacity of an asset or replacement cost). See Note 13 - “Fair Value Measurements” for additional disclosures of our fair value measurements.

Derivative Instruments and Hedging Activities: We recognize all financial instruments that qualify for derivative instrument accounting at fair value in the Consolidated Balance Sheets. Changes in the fair value of derivative financial instruments that qualify for hedge accounting are recorded in stockholders’ equity as a component of comprehensive income or as an adjustment to the carrying value of the hedged item. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings. Since the expiration of our interest rate swaps in May 2011, we have not held any derivative instruments.

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

Foreign Currency Translation: The functional currency of substantially all operations outside the U.S. is the applicable local currency. Translation gains or losses related to net assets located outside the United States are included as a component of accumulated other comprehensive loss and are classified in the stockholders’ equity section of the accompanying Consolidated Balance Sheets.

Discontinued Operations: We account for closed retail locations as discontinued operations when the operations and cash flows of a retail location being disposed of are eliminated from ongoing operations and we do not have any significant continuing involvement in its operations. In reaching the determination as to whether the cash flows of a retail location will be eliminated from our ongoing operations, we consider whether it is likely that customers will migrate to our other retail locations in the same geographic market.

Reclassifications: Certain amounts in the December 31, 2011 and 2010, financial statements have been reclassified to conform to the December 31, 2012, presentation. These reclassifications had no effect on net income, total assets, total liabilities, or total stockholders’ equity as previously reported. The most significant reclassification was a change to our presentation of certain deferred rent in the amount of $27.5 million from a current liability to a non-current liability in our 2011 Consolidated Balance Sheet to be more consistent with retail industry practice.

New Accounting Standards: In June 2011 the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to update the presentation of comprehensive income in consolidated financial statements. Under this new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements in its annual financial statements. This guidance is effective for fiscal years beginning after December 15, 2011. We adopted this guidance effective January 1, 2012. See our Consolidated Statements of Comprehensive Income for the required disclosure. In addition to net income, the other components of our comprehensive income were foreign currency translation adjustments and defined benefit pension plan adjustments.

NOTE 3 – SUPPLEMENTAL BALANCE SHEET DISCLOSURES

Accounts and Notes Receivable, Net: As of December 31, 2012 and 2011, we had the following accounts and notes receivable outstanding in the accompanying Consolidated Balance Sheets:

	December 31,
(In millions)	2012	2011
Receivables from vendors and service providers, net	$315.3	$273.8
Income tax receivable	64.4	6.9
Trade accounts receivable	49.9	53.5
Other receivables	24.1	27.8
Allowance for doubtful accounts	(1.2)	(1.4)
Accounts and notes receivable, net	$452.5	$360.6

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

The change in the allowance for doubtful accounts is as follows:

	December 31,
(In millions)	2012	2011	2010
Balance at the beginning of the year	$1.4	$1.4	$1.8
Provision for bad debts included in selling, general and administrative expense	0.1	0.1	0.1
Uncollected receivables written off, net	(0.3)	(0.1)	(0.5)
Balance at the end of the year	$1.2	$1.4	$1.4

Other Current Assets, Net:
	December 31,
(In millions)	2012	2011
Restricted cash	$26.5	$--
Deferred income taxes	23.9	54.4
Prepaid income taxes	--	26.8
Other	35.0	34.9
Total other current assets, net	$85.4	$116.1

Property, Plant and Equipment, Net:
	December 31,
(In millions)	2012	2011
Land	$2.5	$2.5
Buildings	62.9	62.4
Furniture, fixtures, equipment and software	685.9	663.0
Leasehold improvements	355.7	360.9
Total PP&E	1,107.0	1,088.8
Less accumulated depreciation and amortization	(868.0)	(818.6)
Property, plant and equipment, net	$239.0	$270.2

Other Assets, Net:
	December 31,
(In millions)	2012	2011
Notes receivable	$12.2	$8.9
Deferred income taxes	--	17.1
Other	29.4	29.1
Total other assets, net	$41.6	$55.1

Accrued Expenses and Other Current Liabilities:
	December 31,
(In millions)	2012	2011
Insurance	$58.7	$65.3
Payroll and bonuses	49.5	45.7
Sales and payroll taxes	41.6	41.1
Advertising	21.6	30.8
Gift card deferred revenue	21.9	20.6
Other	70.6	84.4
Total accrued expenses and other current liabilities	$263.9	$287.9

Other Non-Current Liabilities:
	December 31,
(In millions)	2012	2011
Liability for unrecognized tax benefits	$135.8	$33.6
Deferred compensation	27.0	28.9
Deferred rent	24.7	28.7
Deferred income taxes	21.2	--
Other	14.5	23.9
Total other non-current liabilities	$223.2	$115.1

NOTE 4 – GOODWILL

For the first half of 2012, we experienced a significant decline in the market capitalization of our common stock, which was driven primarily by lower than expected operating results. Our market capitalization was lower than our consolidated net book value for much of this period. We determined that these facts were an indicator that we should conduct an interim goodwill impairment test in the third quarter.

After reviewing our reporting units, we determined that the fair value of our U.S. RadioShack company-operated stores reporting unit could not support its $3.0 million of goodwill due to our lower market capitalization. This resulted in a $3.0 million impairment charge that was included in our operating results for the third quarter of 2012. Our U.S. RadioShack company-operated stores reporting unit is comprised of our U.S. RadioShack company-operated stores operating segment, our overhead and corporate expenses that are not allocated to our operating segments, and all of our interest expense.

As a result of our fourth quarter impairment analyses, we determined that no additional impairment charges to goodwill were required.

The changes in the carrying amount of goodwill by reportable segment were as follows for the years ended December 31, 2012 and 2011:
(In millions)	U.S. RadioShack Stores	Target Mobile	Other (1)	Total
Balances at December 31, 2010
Goodwill	$2.9	$--	$38.3	$41.2
Accumulated impairment losses	--	--	--	--
	2.9	--	38.3	41.2
Foreign currency translation adjustment	--	--	(4.2)	(4.2)

Balances at December 31, 2011
Goodwill	2.9	--	34.1	37.0
Accumulated impairment losses	--	--	--	--
	2.9	--	34.1	37.0
Acquisition of dealer	0.1	--	--	0.1
Goodwill impairment	(3.0)	--	--	(3.0)
Foreign currency translation adjustment	--	--	2.5	2.5

Balances at December 31, 2012
Goodwill	3.0	--	36.6	39.6
Accumulated impairment losses	(3.0)	--	--	(3.0)
	$--	$--	$36.6	$36.6

(1)	Goodwill classified as Other in the above table primarily relates to goodwill recorded on our Mexican subsidiary reporting unit.

NOTE 5 – INDEBTEDNESS AND BORROWING FACILITIES

Long-Term Debt:
	December 31,
(In millions)	2012	2011
Five year 2.5% unsecured convertible notes due in August 2013	$286.9	$375.0
Credit facility term loan due in January 2016	50.0	--
Credit facility term loan due in September 2017	25.0	--
Term loan due in September 2017	100.0	--
Eight year 6.75% unsecured notes payable due in May 2019	325.0	325.0
Other	1.0	1.0
	787.9	701.0
Unamortized debt discounts	(10.2)	(30.4)
	777.7	670.6

Less current portion of:
Notes payable	286.9	--
Unamortized debt discount	(8.2)	--
	278.7	--

Total long-term debt	$499.0	$670.6

Long-term borrowings outstanding at December 31, 2012, mature as follows:

(In millions)	Long-Term Borrowings
2013	$286.9
2014	2.7
2015	6.7
2016	56.7
2017	109.9
2018 and thereafter	325.0
Total	$787.9

2016 Credit Facility: In August 2012 we entered into an amended and restated credit agreement (“Restated 2016 Credit Facility” or “2016 Credit Facility”) with a group of lenders with Bank of America, N.A., as the administrative and collateral agent. The Restated 2016 Credit Facility amends and restates the Company’s existing asset-based revolving credit agreement (the “Original 2016 Credit Facility”). The Restated 2016 Credit Facility revised the terms of the Original 2016 Credit Facility to, among other things, provide for $75 million of term loans.

Like the Original 2016 Credit Facility, the Restated 2016 Credit Facility matures on January 4, 2016, and provides for an asset-based revolving credit line of $450 million, subject to a borrowing base, which was $642.8 million at December 31, 2012. As with the Original 2016 Credit Facility, obligations under the Restated 2016 Credit Facility are secured by substantially all of our inventory, accounts receivable, cash, and cash equivalents. Obligations under the Restated 2016 Credit Facility are also secured by certain real estate.

As with the Original 2016 Credit Facility, revolving borrowings under the Restated 2016 Credit Facility bear interest at our choice of a bank’s prime rate plus 1.25% to 1.75% or LIBOR plus 2.25% to 2.75%. The applicable rates in these ranges are based on the aggregate average availability under the facility. The Restated 2016 Credit Facility also contains a $200 million sub-limit for the issuance of standby and commercial letters of credit. The issuance of letters of credit reduces the amount available under the facility. Letter of credit fees are 2.25% to 2.75% for standby letters of credit and 1.125% to 1.375% for commercial letters of credit. We pay commitment fees to the lenders at an annual rate of 0.50% of the unused amount of the facility.

The maximum availability for revolving borrowings under the 2016 Credit Facility is determined at the end of each month and is calculated as the lesser of:

•	$450 million, or

•	Our borrowing base for revolving borrowings less $45 million (calculated as $597.8 million at December 31, 2012), or

•
Our borrowing base for revolving borrowings up to a maximum amount of $450 million less the greater of 12.5% (currently $56.3 million) or $45 million if we do not meet a specified consolidated fixed charge coverage ratio during a trailing twelve-month period (calculated as $393.7 million at December 31, 2012).

As of December 31, 2012, our maximum availability for revolving borrowings under the 2016 Credit Facility was $393.7 million as a result of us not meeting the consolidated fixed charge coverage ratio at December 31, 2012. As of December 31, 2012, no revolving borrowings had been made under the facility, and letters of credit totaling $3.1 million had been issued, resulting in $390.6 million of availability for revolving borrowings under the 2016 Credit Facility. We believe that we will not meet the consolidated fixed charge coverage ratio for at least the next twelve months.

If at any time the outstanding revolving borrowings and term loans under the 2016 Credit Facility exceed the sum of the revolving borrowing base and the term loan borrowing base, we will be required to repay an amount equal to such excess. No payments (whether optional or mandatory) may be made in respect of the principal amount of term loans unless all revolving borrowings have been repaid, any outstanding letters of credit have been cash collateralized, and all other commitments under the Restated 2016 Credit Facility have been repaid or otherwise satisfied. The revolving borrowing base and term loan borrowing base are subject to customary reserves that may be implemented by the administrative agent at its permitted discretion.

The Restated 2016 Credit Facility contains customary affirmative and negative covenants and events of default that are substantially consistent with those contained in the Original 2016 Credit Facility. These covenants could, among other things, restrict certain payments, including dividends and share repurchases. We do not believe the limitations contained in the credit facility will, in the foreseeable future, adversely affect our ability to use the credit facility and execute our business plan.

Credit Facility Term Loan Due January 2016: The Restated 2016 Credit Facility allowed us to borrow $50.0 million in August of 2012 under a term loan agreement, which is subject to the term loan borrowing base and bears interest at our choice of a bank’s prime rate plus 3.5% or LIBOR plus 4.5%. For this term loan, interest is payable on the interest rate reset dates, which will be on at least a quarterly basis. This term loan is secured by the same assets that secure the Restated 2016 Credit Facility and matures on January 4, 2016. Net proceeds from this term loan were $48.5 million, after fees and expenses of $1.5 million incurred in connection with the Restated 2016 Credit Facility, and will be used for working capital and general corporate purposes. This term loan may not be repaid until all revolving borrowings, letters of credit, or other commitments under the Restated 2016 Credit Facility have been repaid or otherwise satisfied.

Credit Facility Term Loan Due September 2017: The Restated 2016 Credit Facility allowed us to borrow $25.0 million in October 2012 under a term loan agreement, which is subject to the term loan borrowing base and bears interest at our choice of a bank’s prime rate plus 3.5% or LIBOR plus 4.5%. For this term loan, interest is payable on the interest rate reset dates, which will be on at least a quarterly basis. This term loan is secured by the same assets that secure the Restated 2016 Credit Facility and matures on September 27, 2017. Net proceeds from this term loan were $24.0 million, after fees and expenses of $1.0 million, and will be used for working capital and general corporate purposes.

Term Loan Due September 2017: In September 2012 we borrowed $100 million, due on September 27, 2017, under a new term loan credit agreement (“2017 Term Loan”) with two lenders and Wells Fargo, N. A., as administrative and collateral agent. The 2017 Term Loan bears interest at a rate of 10.0% plus adjusted LIBOR for a one, two, or three month interest period, but never less than 11.0%. Interest is payable on a monthly basis.

Net proceeds of the 2017 Term Loan were $95.2 million, after fees and expenses of $4.8 million, and will be used for working capital and general corporate purposes. Beginning with the fiscal quarter ending December 31, 2014, the term loan is subject to quarterly principal payments of $1,667,500.

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

2019 Notes: On May 3, 2011, we sold $325 million aggregate principal amount of 6.75% senior unsecured notes due May 15, 2019, in a private offering to qualified institutional buyers (such notes, together with any notes issued in the exchange offer we subsequently registered with the SEC for such notes (the “Exchange Offer”), being referred to as the “2019 Notes”). In September 2011 substantially all of the privately placed notes were exchanged for notes in an equal principal amount that we issued pursuant to the Exchange Offer. Accordingly, the exchange resulted in the issuance of substantially all of the 2019 Notes in a transaction registered with the SEC, but it did not result in the incurrence of any additional debt.

The obligation to pay principal and interest on the 2019 Notes is jointly and severally guaranteed on a full and unconditional basis by all of the guarantors under our five-year, $450 million revolving credit agreement. At December 31, 2012, the 2019 Notes were guaranteed by all of our wholly-owned domestic subsidiaries except Tandy Life Insurance Company. The 2019 Notes pay interest at a fixed rate of 6.75% per year. Interest is payable semiannually, in arrears, on May 15 and November 15. The 2019 Notes were sold to the initial purchasers at a discount of $2.5 million for aggregate consideration of $322.5 million, and resulted in net proceeds to the Company of $315.4 million after the payment of $7.1 million in issuance costs. The effective annualized interest rate of the 2019 Notes after giving effect to the original issuance discount is 6.875%.

The 2019 Notes and the guarantees are the Company’s and the guarantors’ general unsecured senior obligations and, therefore, will be subordinated to all of the Company’s and the guarantors’ existing and future secured debt to the extent of the assets securing that debt. In addition, the 2019 Notes will be effectively subordinated to all of the liabilities of our subsidiaries that do not guarantee the 2019 Notes, to the extent of the assets of those subsidiaries.

The 2019 Notes contain covenants that could, in certain circumstances, limit our ability to issue additional debt, repurchase shares of our common stock, make certain other restricted payments, make investments, or enter into certain other transactions. At December 31, 2012, we were in compliance with these covenants.

2013 Convertible Notes: In August 2008 we sold $375 million aggregate principal amount of 2.50% convertible senior notes due August 1, 2013, (the “2013 Convertible Notes”) in a private offering to qualified institutional buyers. The 2013 Convertible Notes were issued at par and interest is payable semiannually, in arrears, on February 1 and August 1.

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

The 2013 Convertible Notes were not convertible at the holders' option at any time during 2012 or 2011. In 2011 we paid an annual dividend of $0.50 per share. This was a $0.25 per share increase as compared to the annual dividend we paid at the time we issued the 2013 Convertible Notes. This dividend increase triggered an anti-dilutive provision relating to the convertible notes that changed the conversion rate of the notes (“Convertible Note Anti-Dilutive Provision”). As a result, at December 31, 2012 and 2011, each $1,000 of principal of the 2013 Convertible Notes was convertible, under the circumstances previously discussed, into 42.0746 shares of our common stock, which is the equivalent of $23.77 per share. Accordingly, conversion of all of the 2013 Convertible Notes would result in the issuance of approximately 15.8 million shares of our common stock.

Holders who convert their 2013 Convertible Notes in connection with a change in control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or delisting, the holders of the 2013 Convertible Notes may require us to repurchase for cash all or any portion of their 2013 Convertible Notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any. As of December 31, 2012, none of the conditions allowing holders of the 2013 Convertible Notes to convert or requiring us to repurchase the 2013 Convertible Notes had been met.

In connection with the issuance of the 2013 Convertible Notes, we entered into separate convertible note hedge transactions and separate warrant transactions with respect to our common stock to reduce the potential dilution upon conversion of the 2013 Convertible Notes (collectively referred to as the “Call Spread Transactions”). The convertible note hedges and warrants generally have the effect of increasing the economic conversion price of the 2013 Convertible Notes to $35.88 per share of our common stock, representing a 100% conversion premium based on the closing price of our common stock on August 12, 2008. See Note 6 - “Stockholders’ Equity,” for more information on the Call Spread Transactions.

In the third quarter of 2012, we repurchased $88.1 million of aggregate principal amount of the 2013 Convertible Notes. We paid a total of $84.8 million, which consisted of the purchase price of $84.6 million for the 2013 Convertible Notes plus $0.2 million in accrued and unpaid interest, to the holders of the 2013 Convertible Notes. This transaction resulted in a loss of $0.6 million classified as other loss on our Consolidated Statements of Income. At December 31, 2012, there was $286.9 million aggregate principal amount of 2013 Convertible Notes still outstanding.

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

Accordingly, we recorded an adjustment to reduce the carrying value of our 2013 Convertible Notes by $73.0 million and recorded this amount in stockholders’ equity. This adjustment was based on the calculated fair value of a similar debt instrument in August 2008 (at issuance) that did not have an associated equity component. The annual interest rate calculated for a similar debt instrument in August 2008 was 7.6%. The resulting discount is being amortized to interest expense over the remaining term of these notes. The carrying value of the 2013 Convertible Notes was $278.7 million and $346.9 million at December 31, 2012 and 2011, respectively. We recognized interest expense of $8.7 million, $9.4 million, and $9.4 million in 2012, 2011 and 2010, respectively, related to the stated 2.50% coupon. We recognized non-cash interest expense of $16.0 million, $16.1 million, and $15.0 million in 2012, 2011 and 2010, respectively, for the amortization of the discount on the liability component.

Debt issuance costs of $7.5 million were capitalized and are being amortized to interest expense over the term of the 2013 Convertible Notes. Unamortized debt issuance costs were $0.4 million at December 31, 2012. Debt issuance costs of $1.9 million were related to the equity component and were recorded as a reduction of additional paid-in capital.

For federal income tax purposes, the issuance of the 2013 Convertible Notes and the purchase of the convertible note hedges are treated as a single transaction whereby we are considered to have issued debt with an original issue discount. The amortization of this discount in future periods is deductible for tax purposes.

2011 Long-Term Notes: In 2001 we issued $350 million of 10-year 7.375% notes (“2011 Notes”). Interest was payable on November 15 and May 15 of each year. In March 2011, we redeemed all of our remaining 2011 Notes. The redemption of these notes resulted in a loss on extinguishment of debt of $4.1 million, which was classified as other loss on our Consolidated Statements of Income.

NOTE 6 – STOCKHOLDERS’ EQUITY

Dividends: We paid $0.125 per share dividends in the first and second quarters of 2012. On July 25, 2012, we announced that we were suspending our dividend. We paid per share annual dividends of $0.50 and $0.25 in 2011 and 2010, respectively.

2011 Share Repurchase Program: In October 2011 our Board of Directors approved a share repurchase program with no expiration date authorizing management to repurchase up to $200 million of our common stock to be executed through open market or private transactions. During the fourth quarter of 2011, we paid $11.9 million to purchase approximately 0.9 million shares of our common stock in open market purchases. As of December 31, 2011, there was $188.1 million available for share repurchases under this program. We announced on January 30, 2012, that we had suspended further share repurchases under this program.

2008 Share Repurchase Program: In November 2010 we completed a $300 million accelerated share repurchase (“ASR”) program that we entered into in August 2010, which is further discussed below. We repurchased 14.9 million shares under the ASR program. In addition, after the conclusion of the ASR program in November 2010, we repurchased $98.6 million worth of shares in the open market, representing 4.9 million shares. During the second quarter of 2011, we paid $101.4 million to purchase 6.3 million shares of our common stock in open market purchases. This completed our purchases under our 2008 share repurchase program.

Accelerated Share Repurchase Program: As mentioned above, in August 2010 we entered into an accelerated share repurchase program with two investment banks to repurchase shares of our common stock under our approved share repurchase program. On August 24, 2010, we paid $300 million to the investment banks in exchange for an initial delivery of 11.7 million shares to us. At the conclusion of the ASR program, we received an additional 3.2 million shares. The 14.9 million shares delivered to us was based on the average daily volume weighted-average price of our common stock over a period beginning immediately after the effective date of the ASR agreements and ending on November 2, 2010.

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

The exercise price of the Convertible Note Hedges is linked to our 2013 Convertible Notes. In 2011 the Convertible Note Anti-Dilutive Provision was triggered. See Note 5 - “Indebtedness and Borrowing Facilities,” for more information on the Convertible Note Anti-Dilutive Provision. As a result, at December 31, 2012, the Convertible Note Hedges entitled us to purchase 15.8 million shares of our common stock at a price per share of $23.77.

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

The exercise price of the Warrants is linked to our 2013 Convertible Notes. In 2011 a Convertible Note Anti-Dilutive Provision was triggered. As a result, at December 31, 2012, the Warrants were exercisable for 15.8 million shares of our common stock at an exercise price of $35.88 per share.

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

Treasury Stock Retirement: In December 2010 our Board of Directors approved the retirement of 45.0 million shares of our common stock held as treasury stock. These shares returned to the status of authorized and unissued.

Accumulated Other Comprehensive Loss: The components of accumulated other comprehensive loss were as follows at December 31, 2012, 2011 and 2010:

(In millions)	Foreign Currency Translation	Pension Adjustments	Total

Balances at December 31, 2010	$(3.8)	$(0.5)	$(4.3)
Foreign currency translation adjustments	(8.5)	--	(8.5)
Reclassification of realized foreign currency translation loss included in net income	1.0	--	1.0
Defined benefit pension plan adjustments	--	(0.1)	(0.1)

Balances at December 31, 2011	(11.3)	(0.6)	(11.9)
Foreign currency translation adjustments	4.1	--	4.1
Defined benefit pension plan adjustments	--	0.3	0.3

Balances at December 31, 2012	$(7.2)	$(0.3)	$(7.5)

NOTE 7 – SEVERANCE COSTS AND EXIT ACTIVITIES

Executive Severance: We announced on September 25, 2012, that our Board of Directors and Mr. James F. Gooch had agreed that Mr. Gooch would step down from his position as Chief Executive Officer and as a director of the Company, effective immediately. Under Mr. Gooch’s employment agreement, he was entitled to a specified cash payment and the accelerated vesting of certain stock awards. During the third quarter ended September 30, 2012, we recorded $5.6 million of employee separation charges classified as selling, general and administrative expense in connection with Mr. Gooch’s departure. This included a cash charge of $4.0 million that was paid in the fourth quarter of 2012 and a non-cash charge of $1.6 million related to the accelerated vesting of stock awards.

Headcount Reduction: During the third quarter ended September 30, 2012, we recorded $2.9 million of employee separation charges in connection with the termination of the employment of approximately 150 employees, who worked primarily at our corporate headquarters.

Plant Closure: During the second quarter of 2011, we ceased production operations in our Chinese manufacturing plant. Since production operations ceased, we have continued to acquire inventory similar to that previously produced by this facility from alternative product sourcing channels. In conjunction with the plant closing, we incurred total costs of $11.4 million in 2011. We incurred $7.7 million in compensation expense for severance packages for the termination of the employment of approximately 1,500 employees. We recorded a foreign currency exchange loss of $1.5 million related to the reversal of our foreign currency cumulative translation adjustment, which is classified as a selling, general and administrative expense. The remaining $2.2 million related to an inventory valuation loss, accelerated depreciation, and other general and administrative costs. Substantially all of these costs were incurred in the second quarter of 2011.

NOTE 8 – STOCK-BASED INCENTIVE PLANS

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

1997 Incentive Stock Plan (“1997 ISP”): The 1997 ISP permitted the grant of up to 11.0 million shares in the form of incentive stock options (“ISOs”), non-qualified stock options (options which are not ISOs) (“NQs”) and restricted stock. The 1997 ISP expired on February 27, 2007, and no further grants may be made under this plan. As of December 31, 2012, approximately 0.7 million stock options were outstanding under this plan.

1999 Incentive Stock Plan (“1999 ISP”): The 1999 ISP permitted the grant of up to 9.5 million shares in the form of NQs. Grants of restricted stock, performance awards and options intended to qualify as ISO’s under the Internal Revenue Code were not authorized under this plan. The 1999 ISP also permitted directors to elect to receive shares in lieu of cash payments for their annual retainer fees and board and committee meeting fees. The 1999 ISP expired on February 23, 2009, and no further grants may be made under this plan. As of December 31, 2012, approximately 0.7 million stock options were outstanding under this plan.

2001 Incentive Stock Plan (“2001 ISP”): The 2001 ISP permitted the grant of up to 9.2 million shares in the form of ISOs and NQs. The 2001 ISP also permitted directors to elect to receive shares in lieu of cash payments for their annual retainer fees and board and committee meeting fees. The 2001 ISP was terminated in 2009 upon the shareholder approval of the 2009 ISP and no further grants may be made under this plan. As of December 31, 2012, approximately 1.6 million stock options were outstanding under this plan.

2009 Incentive Stock Plan (“2009 ISP”): The 2009 ISP permits the grant of up to 11.0 million shares in the form of ISOs, NQs, restricted stock, restricted stock units, stock appreciation rights, or other stock-based awards. The 2009 ISP also permits directors to elect to receive shares in lieu of cash payments for their annual retainer fees and board and committee meeting fees. Full-value awards granted under the 2009 ISP, such as restricted stock and restricted stock units, will reduce the number of shares available for grant by 1.68 shares for each share or unit granted. Stock options and stock appreciation rights will reduce the number of shares available for grant by one share for each stock option or stock appreciation right granted. This plan expires on February 18, 2019. As of December 31, 2012, approximately 1.4 million stock options and 0.8 million shares of unvested restricted stock were outstanding under this plan, and up to 7.3 million shares were available for grants in the form of stock options under this plan.

In 2006 we granted 1.7 million options under the 1997, 1999 and 2001 ISPs to our former Chief Executive Officer, Julian C. Day, and our former Chief Financial Officer, James F. Gooch. These options vested over four years from the date of grant and expire in the third quarter of 2013. We also granted 2.5 million non-plan options to our former Chief Executive Officer as part of an inducement grant related to the terms of his employment. These options vested over four years from the date of grant and expire in the third quarter of 2013. An additional market condition was attached to 2.0 million of these non-plan options that restricted exercise until certain stock price hurdles had been achieved. The market condition was met in 2007, and all stock price hurdles have been achieved.

Stock Options: The respective fair values of the stock options granted during the years ended December 31, 2012, 2011 and 2010, were estimated using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton model requires the use of certain subjective assumptions. The following table lists the assumptions used in calculating the fair value of stock options granted during each year:

Valuation Assumptions(1)	2012	2011	2010

Risk free interest rate(2)	1.0%	1.6%	2.3%
Expected dividend yield	4.9%	2.0%	1.3%
Expected stock price volatility(3)	55.4%	43.0%	42.4%
Expected life of stock options (in years)(4)	5.5	5.4	5.4

(1)	Forfeitures are estimated using historical experience and projected employee turnover. Forfeitures were estimated to be zero for all periods because of the low number of grant recipients.
(2)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.
(3)	We consider both the historical volatility of our stock price, as well as implied volatilities from exchange-traded options on our stock.
(4)	We estimate the expected life of stock options based upon historical experience.

Information with respect to stock option activity under the above plans is as follows:

	Shares (In thousands)	Weighted-average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2012	7,349	$14.94
Grants	690	7.24
Exercised	--	--
Expired	(251)	27.82
Forfeited	(927)	12.90
Outstanding at December 31, 2012	6,861	$13.97	1.0	$--
Exercisable at December 31, 2012	6,529	$14.18	0.8	$--

The weighted-average grant-date fair value of stock options granted during 2012, 2011 and 2010, was $2.38, $4.84 and $7.08, respectively.

The aggregate intrinsic value of options exercised under our stock option plans was zero, $3.5 million, and $1.3 million for 2012, 2011 and 2010, respectively. The aggregate intrinsic value is the amount by which the market price of our common stock on the date of exercise exceeded the exercise price of the option. Net cash proceeds from the exercise of stock options were zero, $6.0 million and $4.0 million in 2012, 2011 and 2010, respectively. The actual income tax benefit realized from stock option exercises was zero, $1.4 million and $0.5 million, in 2012, 2011 and 2010, respectively.

The following table summarizes information concerning currently outstanding and exercisable options to purchase our common stock:

(Share amounts in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding at Dec. 31, 2012	Weighted- Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Exercisable at Dec. 31, 2012	Weighted Average Exercise Price
$7.05 – 13.58	1,333	2.6	$8.12	1,008	$7.61
13.82	4,000	0.5	13.82	4,000	13.82
14.80 – 18.52	905	1.2	17.83	900	17.85
18.69 – 19.39	324	1.0	19.15	322	19.15
19.43 – 30.99	299	0.7	24.84	299	24.84
$7.05 – 30.99	6,861	1.0	$13.97	6,529	$14.18

Restricted Stock: The 2007 Restricted Stock Plan (“2007 RSP”) permitted the grant of up to 0.5 million shares of restricted stock to selected officers of the Company, as determined by the MD&C. This plan was terminated in 2009 upon shareholder approval of the 2009 ISP, and no further grants may be made under this plan. As of December 31, 2012, no shares of unvested restricted stock were outstanding under this plan. Transactions related to restricted stock awards issued under the 2007 RSP and the 2009 ISP for the year ended December 31, 2012, are summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted- Average Fair Value Per Share
Non-vested at January 1, 2012	407	$14.48
Granted	1,073	5.26
Vested or released (1)	(459)	11.42
Canceled or forfeited	(270)	9.41
Non-vested at December 31, 2012	751	$4.99

(1)	For plan participants age 55 and older, certain granted but unvested shares are released from the plan for tax withholdings on the participants’ behalf.

We granted approximately 1,073,000, 277,000, and 298,000 shares of restricted stock in 2012, 2011 and 2010, respectively, under these plans.

Restricted stock awards are valued at the market price of a share of our common stock on the date of grant. In general, these awards vest at the end of a three-year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period. The amounts of this expense were $4.4 million, $2.9 million, and $4.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The weighted-average grant-date fair values per share of restricted stock awards granted were $5.26, $14.68 and $19.21 in 2012, 2011 and 2010, respectively. The total fair values of restricted stock awards vested were approximately $5.2 million, $3.8 million and $1.7 million in 2012, 2011 and 2010, respectively.

The compensation cost charged against income for all stock-based compensation plans was $7.1 million, $5.4 million and $9.9 million in 2012, 2011 and 2010, respectively. The total income tax benefit recognized for all stock-based compensation plans was $2.1 million and $2.6 million in 2011 and 2010, respectively. The tax benefit that would have been recognized for all stock-based compensation plans for 2012 was $2.7 million; however, such benefit was offset by the valuation allowance against our deferred tax assets. At December 31, 2012, there was $2.7 million of unrecognized compensation expense related to the unvested portion of our stock-based awards that is expected to be recognized over a weighted-average period of 2.04 years.

Deferred Stock Units: In 2004, the stockholders approved the RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors (“Deferred Plan”), which was amended in 2008. Under the plan, each non-employee director receives a one-time initial grant of units equal to the number of shares of our common stock that represent a fair market value of $150,000 on the grant date, and an annual grant of units equal to the number of shares of our common stock that represent a fair market value of $105,000 on the grant date.

Under the Deferred Plan, one-third of the units covered by an award vest on each of the first three anniversaries of the date of grant. Vesting of outstanding awards is accelerated under certain circumstances. At termination of service, death, disability or change in control of RadioShack, directors will receive shares of common stock equal to the number of vested units. Directors receive these shares in a lump sum. We granted approximately 156,000, 53,000, and 29,000 units in 2012, 2011 and 2010, respectively. The weighted-average grant-date fair value per unit granted was $5.00, $14.80 and $21.75 in 2012, 2011 and 2010, respectively. There were approximately 451,000 units outstanding and 464,000 units available for grant at December 31, 2012.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The following benefit plans were in place during the periods covered by the financial statements.

RadioShack 401(k) Plan: The RadioShack 401(k) Plan (“401(k) Plan”), a defined contribution plan, allows a participant to defer, by payroll deductions, from 1% to 75% of the participant’s annual compensation, limited to certain annual maximums set by the Internal Revenue Code. The 401(k) Plan also presently provides that our contribution to each participant’s account maintained under the 401(k) Plan be an amount equal to 100% of the participant’s contributions up to 4% of the participant’s annual compensation. This percentage contribution made by us is discretionary and may change in the future. Our contributions go directly to the 401(k) Plan and are made in cash and invested according to the investment elections made by the participant for the participant’s own contributions. Company contributions to the 401(k) Plan were $5.7 million, $5.6 million and $6.2 million for 2012, 2011 and 2010, respectively.

Supplemental Executive Retirement Plan: The Company adopted an unfunded Supplemental Executive Retirement Plan (“SERP”) effective January 1, 2006, for selected officers of the Company. Upon retirement at age 55 years or older, participants in the SERP are eligible to receive, for ten years, an annual amount equal to a percentage of the average of their five highest consecutive years of compensation (base salary and bonus), to be paid in 120 monthly installments. The amount of the percentage increases by 2 ½% for each year of participation in the SERP, up to a maximum of 50%. At December 31, 2012, there were nine participants in the plan. This plan has been closed to new officers since 2007.

The net periodic benefit cost of the SERP defined benefit plan was $1.3 million, $1.7 million and $1.7 million for 2012, 2011 and 2010, respectively. The benefit obligation was $16.6 million and $19.1 million at December 31, 2012 and 2011, respectively.

NOTE 10 – INCOME TAXES

The following is a reconciliation of the federal statutory income tax rate to our income tax expense:

	Year Ended December 31,
(In millions)	2012	2011	2010
Components of (loss) income from continuing operations:
United States	$(111.3)	$117.0	$308.8
Foreign	(2.8)	(9.7)	2.1
(Loss) income from continuing operations before income taxes	(114.1)	107.3	310.9
Statutory tax rate	x 35.0%	x 35.0%	x 35.0%
Federal income tax (benefit) expense at statutory rate	(39.9)	37.6	108.8
Change in valuation allowance	73.8	3.2	2.0
Foreign tax branch benefit	(5.0)	(3.2)	(2.0)
State income taxes, net of federal effect	(4.9)	2.1	8.3
Stock-based compensation tax shortfall	1.7	0.9	0.6
Income tax credits	(0.5)	(3.4)	(1.1)
Unrecognized tax benefits	(0.8)	2.5	1.0
U.S. deferred tax on foreign earnings	0.3	(2.0)	0.8
Other, net	0.6	2.5	1.8
Total income tax expense	$25.3	$40.2	$120.2

Effective tax rate	(22.2%)	37.5%	38.7%

The components of income tax expense (benefit) were as follows:

	Year Ended December 31,
(In millions)	2012	2011	2010
Current:
Federal	$(44.4)	$(0.4)	$92.8
State	(1.8)	3.4	12.3
Foreign	2.6	2.0	2.4
	(43.6)	5.0	107.5

Deferred:
Federal	56.0	31.6	11.3
State	13.7	2.8	1.2
Foreign	(0.8)	0.8	0.2
	68.9	35.2	12.7

Income tax expense	$25.3	$40.2	$120.2

We have recognized an income tax benefit with respect to our current U.S. operating losses and losses generated in certain state jurisdictions because we are able to carry back those losses and offset prior year taxable income.

The significant components of deferred income tax assets and liabilities were as follows:

	December 31,
(In millions)	2012	2011
Deferred tax assets:
Inventory valuation adjustments	$15.9	$10.6
Insurance reserves	14.4	14.6
Reserve for estimated wireless service deactivations	14.1	8.9
Deferred revenue	13.4	7.9
Foreign branch net operating losses	12.1	7.1
Indirect effect of unrecognized tax benefits	11.6	11.1
Deferred compensation	10.1	12.2
Stock-based compensation	8.0	8.6
Accrued average rent	7.6	8.7
State net operating loss, net of federal benefit	5.8	1.2
Other	15.0	11.9
Gross deferred tax assets	128.0	102.8
Valuation allowance	(80.9)	(7.1)
Total deferred tax assets	47.1	95.7

Deferred tax liabilities:
Depreciation and amortization	29.7	8.7
Deferred taxes on foreign operations	4.0	4.1
Other	10.7	11.4
Total deferred tax liabilities	44.4	24.2
Net deferred tax assets	$2.7	$71.5

Deferred tax assets and liabilities were included in the Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2012	2011
Other current assets	$23.9	$54.4
Other non-current assets	--	17.1
Other non-current liabilities	(21.2)	--
Net deferred tax assets	$2.7	$71.5

We had deferred tax assets associated with state net operating loss carryforwards of $9.0 million, net of $3.2 million federal benefit, and $1.9 million, net of 0.7 million federal benefit, as of December 31, 2012 and 2011, respectively. The related state net operating losses expire at various dates between 2016 and 2032. At December 31, 2012 and 2011, deferred tax assets associated with the net operating losses of our foreign branches were $12.1 million and $7.1 million, respectively. The net operating losses of our foreign branches will expire on various dates between 2016 and 2032. Deferred tax assets associated with U.S. general business credits, which expire on various dates between 2031 and 2032, were $2.4 million and $1.1 million as of December 31, 2012 and 2011, respectively.

A reconciliation of the consolidated valuation allowance for deferred tax assets from January 1, 2010, to December 31, 2012, is as follows:

(In millions)	2012	2011	2010
Balance at beginning of year	$7.1	$3.9	$1.9
Additions, charged to expense	73.8	3.2	2.0
Deductions	--	--	--
Balance at end of year	$80.9	$7.1	$3.9

In 2012 we established a valuation allowance of $68.8 million with respect to our U.S. federal deferred tax assets and certain state deferred tax assets. We considered all available positive and negative evidence in evaluating whether these deferred tax assets were more likely than not to be realized. The significant negative evidence of our cumulative loss before income taxes for 2011 and 2012 and the unfavorable shift in our business could not be overcome by considering other sources of taxable income, which included the reversal of taxable temporary differences or tax-planning strategies. These deferred tax assets are still available to us to offset future taxable income, and we will adjust this valuation allowance if we change our assessment of the amount of deferred income tax asset that is more likely than not to be realized.

We have not recorded deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain foreign subsidiaries that are considered permanently invested outside the United States. At December 31, 2012, the cumulative amount of these earnings was $5.6 million and the amount of the unrecognized deferred tax liability related to these earnings was approximately $2.0 million.

A reconciliation of the consolidated liability for gross unrecognized income tax benefits (excluding interest) from January 1, 2010, to December 31, 2012, is as follows:

(In millions)	2012	2011	2010
Balance at beginning of year	$27.3	$25.9	$26.5
Increases related to prior period tax positions	96.9	1.8	--
Decreases related to prior period tax positions	(2.9)	(0.4)	(0.4)
Increases related to current period tax positions	19.3	1.8	1.7
Settlements	(0.3)	(0.6)	(1.1)
Lapse in applicable statute of limitations	(0.5)	(1.2)	(0.8)
Balance at end of year	$139.8	$27.3	$25.9

In 2012 we took certain tax positions that resulted in approximately $97 million of tax benefits on our 2011 federal and state tax returns. In connection with these tax positions, we recorded a liability for unrecognized tax benefits, of which approximately $87 million was classified as other non-current liabilities in our Consolidated Balance Sheets. The remaining $10 million of unrecognized tax benefit liabilities have been offset as a reduction against certain state net operating loss carryforwards recorded as part of our deferred tax assets. These unrecognized tax benefits are directly associated with tax positions taken in the tax years that resulted in the net operating loss carryforwards.

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2012, was $90.9 million.

We recognize accrued interest and penalties associated with unrecognized tax benefits as part of the tax provision. As of December 31, 2012 and 2011, we had $14.0 million and $12.4 million, respectively, of accrued interest expense associated with unrecognized tax benefits. Income tax expense included interest associated with unrecognized tax benefits of $2.5 million, $2.7 million, and $1.7 million, in 2012, 2011 and 2010, respectively.

RadioShack Corporation and its U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations is closed for all years prior to 2004. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Our tax returns are currently under examination in various federal, state and foreign jurisdictions. It is reasonably possible that the amount of unrecognized tax benefits related to certain tax positions could be reduced by $9 million over the next 12 months because of settlements or the expiration of the applicable statute of limitations.

NOTE 11 – NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed based only on the weighted-average number of common shares outstanding for each period presented. Diluted net (loss) income per share reflects the potential dilution that would have occurred if securities or other contracts to issue common stock had been exercised, converted, or resulted in the issuance of common stock that would have then shared in the earnings of the entity.

The following table reconciles the numerator and denominator used in the basic and diluted net (loss) income per share calculations for the years presented:

(In millions)	2012	2011	2010

Numerator:
(Loss) income from continuing operations	$(139.4)	$67.1	$190.7
Discontinued operations, net of taxes	--	5.1	15.4
Net (loss) income	$(139.4)	$72.2	$206.1

Denominator:
Weighted-average common shares outstanding	100.1	102.5	120.5
Dilutive effect of stock-based awards	--	0.8	2.2
Weighted-average shares for diluted net income per share	100.1	103.3	122.7

The following table includes common stock equivalents that were not included in the calculation of diluted net (loss) income per share for the periods presented:

(In millions)	2012	2011	2010

Employee stock options (1) (2)	6.9	6.3	1.8
Warrants to purchase common stock (3)	15.8	15.8	15.5
Convertible debt Instruments (4)	15.8	15.8	15.5

(1)
For 2012 these common stock equivalents were excluded because the effect of their inclusion would reduce our net loss per share in this period and would be antidilutive. In addition, the exercise prices of these common stock equivalents exceeded the average market price of our common stock during this period.

(2)
For 2011 and 2010, these common stock equivalents were excluded because their exercise prices exceeded the average market price of our common stock during this period, and the effect of their inclusion would be antidilutive.

(3)
These common stock equivalents were excluded because their exercise prices ($35.88, $35.88, and $36.60 per share for the warrants in 2012, 2011, and 2010, respectively) exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive.

(4)
These common stock equivalents were excluded because the conversion prices ($23.77, $23.77, and $24.25 per share in 2012, 2011, and 2010, respectively) exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive.

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS

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

In September 2009 we repurchased $43.2 million of our 7.375% unsecured notes payable due in 2011. A portion of these notes were hedged by our interest rate swaps. Upon repurchase of these notes, we were required to discontinue the hedge accounting treatment associated with these derivative instruments which used the short-cut method. We held these instruments until their maturities. Changes in fair value of these instruments were recorded in earnings as an adjustment to interest expense. These adjustments resulted in increases in interest expense of $1.9 million and $3.4 million in 2011 and 2010, respectively.

NOTE 13 – FAIR VALUE MEASUREMENTS

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Basis of Fair Value Measurements
	Fair Value of Assets (Liabilities)	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(In millions)

Year Ended December 31, 2012
Long-lived assets held and used	$3.2	--	--	$3.2

Year Ended December 31, 2011
Long-lived assets held and used	$1.3	--	--	$1.3

Year Ended December 31, 2010
Long-lived assets held and used	$0.9	--	--	$0.9

U.S. RadioShack Company-Operated Stores: In 2012 long-lived assets held and used in certain stores with a total carrying value of $8.8 million were written down to their fair value of $2.1 million, resulting in an impairment charge of $6.7 million that was included in our operating results for the period.

In 2011 long-lived assets held and used in certain stores with a total carrying value of $4.4 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $3.1 million that was included in our operating results for the period.

In 2010 long-lived assets held and used in certain locations of our U.S. RadioShack company-operated stores segment and certain test store formats classified as other operations with a total carrying value of $4.9 million were written down to their fair value of $0.9 million, resulting in an impairment charge of $4.0 million that was included in our operating results for the period.

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

Target Mobile Centers: In October 2012 we exercised our contractual right to notify Target of our intention to stop operating the Target Mobile centers by no later than April 2013 if we could not amend the current arrangement.

We concluded that the cash flows generated by our Target Mobile centers under our current contractual arrangements would not recover the net book value of our long-lived assets held and used in these locations. Therefore, the long-lived assets at these locations with a total carrying value of $12.8 million were written down to their fair value of $1.1 million, resulting in an impairment charge of $11.7 million that was included in our operating results for the third quarter of 2012. We will exit this business by April 8, 2013.

The fair value of these “in-use” assets was based on the projected cash flows at each location under our current contractual arrangements.

Fair Value of Financial Instruments

Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and long-term debt. With the exception of long-term debt, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for our 2013 Convertible Notes and our 2019 Notes were determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the FASB’s fair value hierarchy. Estimated fair values of our secured term loans approximated their carrying values due to the recentness of these borrowings and are classified as Level 3.

Carrying amounts and the related estimated fair values of our debt financial instruments are as follows:

			Basis of Fair Value Measurements
	Carrying Value	Fair Value of Liabilities	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(In millions)

As of December 31, 2012
2013 Convertible Notes	$278.7	$265.9	--	$265.9	--
2019 Notes	$323.0	$198.3	--	$198.3	--
Secured term loans	$175.0	$175.0	--	--	$175.0
Other	$1.0	$1.0	--	--	$1.0

As of December 31, 2011
Five year 2.5% unsecured convertible notes due in 2013	$346.9	$358.6	--	$358.6	--
Eight year 6.75% unsecured notes payable due in 2019	$322.7	$281.4	--	$281.4	--
Other	$1.0	$1.0	--	--	$1.0

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lease Commitments: We lease rather than own most of our facilities. Our lease agreements expire at various dates through 2023. Some of these leases are subject to renewal options and provide for the payment of taxes, insurance and maintenance. Our retail locations comprise the largest portion of our leased facilities. These locations are primarily in strip centers, major shopping malls and shopping centers owned by other companies. Some leases are based on a minimum rental plus a percentage of the store's sales in excess of a stipulated base figure (contingent rent). Certain leases contain escalation clauses. We also lease a distribution center in Mexico, our corporate headquarters, and automobiles.

Future minimum rent commitments at December 31, 2012, under non-cancelable operating leases (net of immaterial amounts of sublease rent income), are included in the following table.

(In millions)	Operating Leases
2013	$202.8
2014	151.5
2015	108.7
2016	67.9
2017	38.8
2018 and thereafter	29.2
Total minimum lease payments	$598.9

Rent Expense:
	Year Ended December 31,
(In millions)	2012	2011	2010
Minimum rents	$220.6	$224.3	$224.6
Occupancy cost	29.1	35.3	37.6
Contingent rents	4.2	4.1	5.0
Total rent expense	$253.9	$263.7	$267.2

Purchase Obligations: We had purchase obligations of $313.0 million at December 31, 2012, which include product commitments and marketing agreements. Of this amount, $301.7 million related to 2013.

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

Securities Exchange Act Litigation:  In July and August 2012, two purported class action complaints were filed in the United States District Court, Southern District of New York against the Company and our former Chief Executive Officer. The complaints allege that we and our former CEO violated the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making purportedly false and misleading statements concerning the adverse impact of a corporate strategy to transform ourselves from a seller of consumer electronics and accessories into a reseller of wireless products. On November 27, 2012, acting upon the Company’s Motion to Transfer Venue, the United States District Court for the Southern District of New York transferred the cases to the United States District Court for the Northern District of Texas, which consolidated the cases on December 17, 2012. On January 2, 2013, the court was notified by plaintiffs’ counsel that they intended to file a motion to voluntary dismiss the case without prejudice. On January 3, 2013, the court entered an order dismissing the case without prejudice.

Shareholder Derivative Demand:  In September 2012, our Board of Directors received a shareholder letter demanding that the Board investigate current and former officers and directors to determine whether such individuals breached their fiduciary duties to the Company and our stockholders by failing to monitor and oversee our strategy to transform ourselves from a seller of consumer electronics and accessories into a reseller of wireless products. We subsequently reached an agreement with counsel for the shareholder to defer the matter pending a decision on our anticipated Motion to Dismiss in the underlying securities litigation. Now that the securities litigation has been voluntarily dismissed, it is our understanding that the shareholder and counsel are considering what further action, if any, to take with regard to the demand.

Brookler v. RadioShack Corporation:  On April 6, 2004, plaintiffs filed a putative class action in Los Angeles Superior Court, Brookler v. RadioShack Corporation, claiming that we violated California's wage and hour laws relating to meal and rest periods. The meal period portion of the case was originally certified as a class action in February 2006. Our first Motion for Decertification of the class was denied in August 2007. After a favorable decision at the California Court of Appeals in the similar case of Brinker Restaurant Corporation v. Superior Court, we filed a second motion for decertification, and in October 2008 the trial court granted our motion. The plaintiffs in Brookler appealed this ruling. Due to the unsettled nature of California law regarding the obligations of employers in respect of meal periods, we and the Brookler plaintiffs requested that the California Court of Appeals stay its ruling on the plaintiffs’ appeal of the class decertification ruling pending the California Supreme Court’s decision in Brinker. The appellate court denied this joint motion and then heard oral arguments in the case on August 5, 2010. On August 26, 2010, the California Court of Appeals reversed the trial court’s decertification of the class, and our Petition for Rehearing was denied on September 14, 2010. On September 28, 2010, we filed a Petition for Review with the California Supreme Court, which granted review and placed the case on hold pending its decision in Brinker. On April 12, 2012, the California Supreme Court issued its decision in Brinker. On June 20, 2012, the California Supreme Court remanded the Brookler case to the California Court of Appeals instructing it to vacate its prior order and reconsider its ruling in light of its ruling in Brinker. Both parties filed their supplemental briefs and oral argument was held on November 1, 2012. On December 5, 2012, the Court of Appeals affirmed the trial court’s decertification of the meal period class. It is anticipated that counsel for Brookler will attempt to amend the Complaint to add additional sub-classes. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Ordonez v. RadioShack Corporation:  In May 2010, Daniel Ordonez, on behalf of himself and all other similarly situated current and former employees, filed a Complaint against the Company in the Los Angeles Superior Court. In July 2010, Mr. Ordonez filed an Amended Complaint alleging, among other things, that we failed to provide required meal periods, provide required rest breaks, pay for all time worked, pay overtime compensation, pay minimum wages, and maintain required records. In September 2010 we removed the case to the United States District Court for the Central District of California. The proposed putative class in Ordonez consists of all current and former non-exempt employees who held the position of sales associate or stock person for a period within the four (4) years preceding the filing of the case. The meal period claims raised in Ordonez are similar to the claims raised in Brookler as discussed above. Pursuant to a motion filed by the Ordonez parties, the court granted a Stipulation and Order to Stay Proceedings pending the decision of the California Supreme Court in Brinker. On April 12, 2012, the California Supreme Court issued its decision in Brinker. On July 27, 2012, Ordonez filed its Motion for Class Certification. On October 1, 2012, we filed our opposition to the Motion. Ordonez’s reply brief was filed on October 31, 2012, and a hearing on the Motion was held on November 19, 2012. On January 17, 2013, the court denied Ordonez’s Motion for Class Certification as to all claims. On February 4, 2013, Ordonez filed a Motion for Reconsideration of the court’s denial of class certification with regard to the rest period claim. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Song-Beverly Credit Card Act Litigation:  In November 2010 RadioShack received service of process with respect to the first of four putative class action lawsuits filed in California (Sosinov v. RadioShack, Los Angeles Superior Court; Bitter v. RadioShack, Federal District Court, Central District of California; Moreno v. RadioShack, Federal District Court, Southern District of California; and Grant v. RadioShack, San Francisco Superior Court). The plaintiffs in all of these cases seek damages under California’s Song-Beverly Credit Card Act (the “Act”). Plaintiffs claim that under one section of the Act, retailers are prohibited from recording certain personal identification information regarding their customers while processing credit card transactions unless certain statutory exceptions are applicable. The Act provides that any person who violates this section is subject to a civil penalty not to exceed $250 for the first violation and $1,000 for each subsequent violation. In each of the cases, plaintiffs allege that we violated the Act by asking them for personal identification information while processing a credit card transaction and then recording it. In May 2011 the Bitter case was stayed by the court pending the conclusion of the Sosinov case. In June 2012, the Moreno case was settled for a nominal amount and dismissed. In July 2012, we reached a settlement of the Sosinov case. In November 2012, the court granted preliminary approval of the settlement. Notices have been sent to the class members. A final approval hearing is scheduled for March 27, 2013. The class of plaintiffs in the Sosinov case includes the plaintiffs in the Grant and Bitter cases. Therefore resolving the Sosinov case will resolve the Grant and Bitter claims, although the plaintiffs in Bitter have filed an objection to the proposed settlement in Sosinov. The settlement will not have a material adverse effect on our consolidated financial statements.

FACTA Litigation:  On September 26, 2011, Scott D.H. Redman filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of Illinois. Mr. Redman claims that we violated certain provisions of the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”), which amended the Fair Credit Reporting Act, by displaying the expiration dates of our customers’ credit or debit cards on electronically printed transaction receipts. Mr. Redman filed a motion seeking to certify a class that includes all persons to whom the Company provided an electronically printed transaction receipt, in transactions occurring after June 3, 2008, that displayed the expiration date of the person’s credit or debit card. On November 3, 2011, Mario Aliano and Vitoria Radavicuite filed a similar putative class action lawsuit against the Company, also in the United States District Court for the Northern District of Illinois, alleging similar violations of FACTA. Mr. Aliano and Ms. Radavicuite initially filed a motion seeking to certify a class that includes all persons to whom the Company provided an electronically printed transaction receipt, in transactions occurring in Illinois after June 3, 2008, that displayed the expiration date of the person's credit or debit card. On December 28, 2011, Mr. Aliano and Ms. Radavicuite filed an amended complaint and an amended motion seeking to certify a class that was not limited to transactions occurring in Illinois. On January 11, 2012, the Aliano lawsuit was reassigned to the judge presiding over the Redman lawsuit on the basis of relatedness, and the two cases were consolidated for all purposes. On January 25, 2012, the presiding judge referred the matter to the magistrate judge assigned to the consolidated cases for mediation, extending the time by which the Company must respond to the pending complaints to such time as the magistrate judge shall order, and holding the motions for class certification in abeyance. In November 2012 the parties reached a tentative settlement. The parties are currently negotiating the terms of a settlement agreement. The settlement has not been presented to the Court for approval. The outcome of these cases is still uncertain and the ultimate resolution of them could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Additional Disclosure:  For certain loss contingencies, we are currently able to estimate the reasonably possible loss or range of loss, including reasonably possible loss amounts in excess of our accruals, and we estimate that the aggregate of these amounts could be up to $5.2 million. This amount reflects recent developments in case law that pertain to certain claims currently pending against the Company. Probable and reasonably possible losses that we are currently unable to estimate are not included in this amount. In future periods, we may recognize a loss for all, part, or none of this amount.

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

NOTE 15 – WIRELESS SERVICE PROVIDER SETTLEMENT AGREEMENT

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

In the third quarter of 2010 and in the first quarter of 2012, we reached agreements with this wireless service provider to modify the commission, chargeback, and other compensation provisions of our wireless reseller agreement. Based on the terms of the settlement agreement, the terms of the amended wireless reseller agreement, and the performance of our business with this wireless service provider, these events did not have a material effect on our results of operations in subsequent periods.

NOTE 16 – SEGMENT REPORTING

We have two reportable segments, U.S. RadioShack company-operated stores and Target Mobile centers. The U.S. RadioShack company-operated stores segment consists solely of our 4,395 U.S. company-operated retail stores, all operating under the RadioShack brand name. Our Target Mobile centers segment consists of our network of 1,522 Target Mobile centers located in Target locations. We evaluate the performance of our segments based on operating income, which is defined as sales less cost of products sold and certain direct operating expenses, including labor, rent, and occupancy costs. Asset balances by segment have not been included in the segment table below, as these are managed on a company-wide level and are not fully allocated to each segment for management reporting purposes. Amounts in the other category reflect our business activities that are not separately reportable, which include sales to our independent dealers, sales generated by our Mexican subsidiary and our www.radioshack.com website, sales to commercial customers, and sales to other third parties through our global sourcing operations. In October 2012, we exercised our contractual right to notify Target of our intention to stop operating the Target Mobile centers if we could not amend the current arrangement. An acceptable arrangement was not negotiated; therefore, we will exit this business by April 8, 2013.

	Year Ended December 31,
(In millions)	2012	2011	2010
Net sales and operating revenues:
U.S. RadioShack company-operated stores	$3,456.5	$3,663.3	$3,808.2
Target Mobile centers	426.5	342.4	64.6
Other (1)	374.8	372.3	393.0
	$4,257.8	$4,378.0	$4,265.8

Operating (loss) income:
U.S. RadioShack company-operated stores (2) (3)	$337.7	$530.2	$675.4
Target Mobile centers (4)	(37.5)	(21.0)	(4.0)
Other (5)	36.3	20.9	41.8
	336.5	530.1	713.2

Unallocated (6) (7) (8)	(397.4)	(375.0)	(363.0)
Operating (loss) income	(60.9)	155.1	350.2

Interest income	1.9	3.1	2.6
Interest expense	(54.5)	(46.8)	(41.9)
Other loss	(0.6)	(4.1)	--
(Loss) income from continuing operations before income taxes	$(114.1)	$107.3	$310.9

Depreciation and amortization:
U.S. RadioShack company-operated stores	$31.8	$37.9	$45.4
Target Mobile centers	6.4	4.7	1.5
Other	3.8	4.0	3.7
	42.0	46.6	50.6
Unallocated (9)	38.7	36.1	32.8
Depreciation and amortization from continuing operations	80.7	82.7	83.4
Depreciation and amortization from discontinued operations	--	0.4	0.8
	$80.7	$83.1	$84.2

(1)	Includes $3.0 million of franchise fee revenue for 2012 related to the opening of our first franchised stores in Southeast Asia.
(2)	Includes a goodwill impairment charge of $3.0 million for 2012.
(3)
Includes a charge to earnings of $23.4 million for 2011 related to a payment to T-Mobile in conjunction with our transition from offering T-Mobile products and services to offering Verizon products and services.

(4)	Includes a long-lived assets impairment charge of $11.7 million in 2012.
(5)	Includes a loss on the closing of our Chinese manufacturing plant of $11.4 million in 2011.
(6)
The unallocated category included in operating income relates to our overhead and corporate expenses that are not allocated to our operating segments for management reporting purposes. Unallocated costs include corporate departmental expenses such as labor and benefits, as well as advertising, insurance, distribution and information technology costs, plus certain unusual or infrequent gains or losses.

(7)	Includes severance costs of $8.5 million for 2012 related to the departure of our CEO and headcount reductions.
(8)
The operating loss for our unallocated category increased by $22.4 million for 2012. This increase was primarily due to a decrease in intercompany profits earned by our supply chain operations related to the mix of products distributed.

(9)	Depreciation and amortization included in the unallocated category primarily relate to our information technology assets.

Product Sales Information: Our consolidated net sales and operating revenues are summarized by groups of similar products and services, as follows:

	Consolidated Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2012		2011		2010
Mobility	$2,260.2	53.1%	$2,251.2	51.4%	$1,884.9	44.2%
Signature	1,293.3	30.4	1,265.8	28.9	1,314.9	30.8
Consumer electronics	661.9	15.5	831.1	19.0	1,030.7	24.2
Other sales	42.4	1.0	29.9	0.7	35.3	0.8
Consolidated net sales and operating revenues	$4,257.8	100.0%	$4,378.0	100.0%	$4,265.8	100.0%

NOTE 17 – QUARTERLY DATA (UNAUDITED)

As our operations are retail oriented, our business is subject to seasonal fluctuations, with the fourth quarter generally being the most significant in terms of sales and profits because of the winter holiday selling season.

	Three Months Ended
(In millions, except per share amounts)	March 31, 2012	June 30, 2012	September 30, 2012	December 31 2012

Net sales and operating revenues (1)	$1,008.3	$953.2	$1,000.2	$1,296.1
Cost of products sold	613.8	592.9	640.3	849.0
Gross profit	394.5	360.3	359.9	447.1

Operating expenses:
Selling, general and administrative (2) (3)	373.3	362.5	384.6	408.6
Depreciation and amortization	18.9	18.0	17.6	17.8
Impairment of long-lived assets and goodwill (4)	0.5	1.0	16.5	3.4
Total operating expenses	392.7	381.5	418.7	429.8

Operating income (loss)	1.8	(21.2)	(58.8)	17.3

Interest income	0.5	0.3	0.5	0.6
Interest expense	(13.1)	(12.9)	(13.2)	(15.3)
Other loss	--	--	(0.6)	--

(Loss) income from continuing operations before income taxes	(10.8)	(33.8)	(72.1)	2.6
Income tax (benefit) expense (5)	(2.8)	(12.8)	(25.0)	65.9

Loss from continuing operations	(8.0)	(21.0)	(47.1)	(63.3)
Discontinued operations, net of income taxes	--	--	--	--

Net loss	$(8.0)	$(21.0)	$(47.1)	$(63.3)

Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.08)	$(0.21)	$(0.47)	$(0.63)
Loss per share from discontinued operations	--	--	--	--
Net loss per share	$(0.08)	$(0.21)	$(0.47)	$(0.63)

Shares used in computing net loss per share:

Basic and diluted	99.8	100.1	100.1	100.2

Comprehensive loss	$(2.4)	$(23.9)	$(44.6)	$(64.1)

(1)	The third quarter includes $3.0 million of franchise fee revenue related to the opening of our first franchised stores in Southeast Asia.
(2)	The third quarter includes severance costs of $8.5 million related to the departure of our CEO and headcount reductions.
(3)	The fourth quarter includes an adjustment to reduce occupancy expense by $1.4 million.
(4)
The third quarter includes a long-lived assets impairment charge of $11.7 million for our Target Mobile centers and a goodwill impairment charge of $3.0 million for our U.S. RadioShack company-operated stores reporting unit.

(5)
The fourth quarter includes an increase to income tax expense of $66.7 million related to a valuation allowance with respect to our U.S. federal deferred tax assets and our remaining state deferred tax assets.

	Three Months Ended
(In millions, except per share amounts)	March 31, 2011	June 30, 2011	September 30, 2011	December 31 2011

Net sales and operating revenues	$1,017.4	$941.9	$1,031.8	$1,386.9
Cost of products sold (1) (2)	563.0	509.8	589.9	904.5
Gross profit	454.4	432.1	441.9	482.4

Operating expenses:
Selling, general and administrative (3) (4) (5)	370.6	364.3	411.4	431.1
Depreciation and amortization	18.3	18.3	19.2	19.4
Impairment of long-lived assets	0.4	0.6	0.7	1.4
Total operating expenses	389.3	383.2	431.3	451.9

Operating income	65.1	48.9	10.6	30.5

Interest income	0.3	0.5	1.4	0.9
Interest expense	(9.7)	(10.9)	(12.6)	(13.6)
Other loss	(4.1)	--	--	--

Income from continuing operations before income taxes	51.6	38.5	(0.6)	17.8
Income tax expense	20.2	15.0	(0.9)	5.9

Income from continuing operations	31.4	23.5	0.3	11.9
Discontinued operations, net of income taxes	3.7	1.4	--	--

Net income	$35.1	$24.9	$0.3	$11.9

Basic and diluted net income per share:
Income per share from continuing operations	$0.30	$0.23	$0.00	$0.12
Income per share from discontinued operations	0.03	0.01	--	--
Net income per share	$0.33	$0.24	$0.00	$0.12

Shares used in computing net income per share:

Basic	106.2	103.7	100.2	100.0

Diluted	107.4	104.6	100.7	100.4

Comprehensive income (loss)	$37.1	$26.3	$(9.9)	$11.1

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

The sum of the quarterly net income per share amounts may not total to each full year amount because these computations are made independently for each quarter and for the full year and take into account the weighted-average number of common stock equivalent shares outstanding for each period, including the effect of dilutive securities for that period.

NOTE 18 – SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The obligation to pay principal and interest on the 2019 Notes is jointly and severally guaranteed on a full and unconditional basis, subject to customary release provisions, by all of the guarantors under the 2016 Credit Facility. The 2019 Notes are guaranteed by all of our wholly-owned domestic subsidiaries except Tandy Life Insurance Company. Refer to Note 5 – “Indebtedness and Borrowing Facilities” for additional information on the 2019 Notes and the related exchange offer.

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

Condensed Consolidating Statements of Comprehensive Income

For the Year Ended December 31, 2012

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$4,103.1	$3,926.0	$145.0	$(3,916.3)	$4,257.8
Cost of products sold	2,773.2	3,744.7	94.4	(3,916.3)	2,696.0
Gross profit	1,329.9	181.3	50.6	--	1,561.8

Operating expenses:
Selling, general and administrative	1,364.0	118.8	46.2	--	1,529.0
Depreciation and amortization	63.7	6.3	2.3	--	72.3
Impairment of long-lived assets and goodwill	9.7	11.7	--	--	21.4
Total operating expenses	1,437.4	136.8	48.5	--	1,622.7

Operating (loss) income	(107.5)	44.5	2.1	--	(60.9)

Interest income	0.7	11.2	5.9	(15.9)	1.9
Interest expense	(70.0)	--	(0.4)	15.9	(54.5)
Other loss	(0.6)	--	--	--	(0.6)

(Loss) income from continuing operations before income taxes	(177.4)	55.7	7.6	--	(114.1)
Income tax (benefit) expense	(31.6)	54.6	2.3	--	25.3
Equity in earnings of subsidiaries, net of income taxes	6.4	3.7	--	(10.1)	--

(Loss) income from continuing operations	(139.4)	4.8	5.3	(10.1)	(139.4)
Discontinued operations, net of income taxes	--	--	--	--	--

Net (loss) income	$(139.4)	$4.8	$5.3	$(10.1)	$(139.4)

Comprehensive (loss) income	$(135.0)	$8.5	$9.2	$(17.7)	$(135.0)

Condensed Consolidating Statements of Comprehensive Income

For the Year Ended December 31, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$4,288.2	$3,928.2	$149.5	$(3,987.9)	$4,378.0
Cost of products sold	2,821.1	3,629.0	105.0	(3,987.9)	2,567.2
Gross profit	1,467.1	299.2	44.5	--	1,810.8

Operating expenses:
Selling, general and administrative	1,422.8	107.6	47.0	--	1,577.4
Depreciation and amortization	68.0	4.6	2.6	--	75.2
Impairment of long-lived assets	3.1	--	--	--	3.1
Total operating expenses	1,493.9	112.2	49.6	--	1,655.7

Operating (loss) income	(26.8)	187.0	(5.1)	--	155.1

Interest income	1.8	10.3	5.8	(14.8)	3.1
Interest expense	(61.5)	--	(0.1)	14.8	(46.8)
Other loss	(4.1)	--	--	--	(4.1)

(Loss) income from continuing operations before income taxes	(90.6)	197.3	0.6	--	107.3
Income tax (benefit) expense	(35.6)	72.3	3.5	--	40.2
Equity in earnings of subsidiaries, net of income taxes	127.2	(4.6)	--	(122.6)	--

Income (loss) from continuing operations	72.2	120.4	(2.9)	(122.6)	67.1
Discontinued operations, net of income taxes	--	5.1	--	--	5.1

Net income (loss)	$72.2	$125.5	$(2.9)	$(122.6)	$72.2

Comprehensive income (loss)	$64.6	$118.6	$(9.9)	$(108.7)	$64.6

Condensed Consolidating Statements of Comprehensive Income

For the Year Ended December 31, 2010

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$4,302.8	$3,711.1	$154.7	$(3,902.8)	$4,265.8
Cost of products sold	2,701.3	3,443.2	110.4	(3,902.8)	2,352.1
Gross profit	1,601.5	267.9	44.3	--	1,913.7

Operating expenses:
Selling, general and administrative	1,409.0	34.6	40.2	--	1,483.8
Depreciation and amortization	72.0	1.5	2.2	--	75.7
Impairment of long-lived assets	2.3	1.7	--	--	4.0
Total operating expenses	1,483.3	37.8	42.4	--	1,563.5

Operating income	118.2	230.1	1.9	--	350.2

Interest income	0.8	10.3	5.9	(14.4)	2.6
Interest expense	(56.3)	--	--	14.4	(41.9)
Other (loss) income	(0.9)	0.9	--	--	--

Income from continuing operations before income taxes	61.8	241.3	7.8	--	310.9
Income tax expense	26.4	90.6	3.2	--	120.2
Equity in earnings of subsidiaries, net of income taxes	170.7	2.8	--	(173.5)	--

Income from continuing operations	206.1	153.5	4.6	(173.5)	190.7
Discontinued operations, net of income taxes	--	15.4	--	--	15.4

Net income	$206.1	$168.9	$4.6	$(173.5)	$206.1

Comprehensive income	$208.3	$174.2	$9.7	$(183.9)	$208.3

Condensed Consolidating Balance Sheets

At December 31, 2012

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$84.9	$430.5	$20.3	$--	$535.7
Accounts and notes receivable, net	381.0	69.6	1.9	--	452.5
Inventories	804.8	62.7	40.8	--	908.3
Other current assets	74.8	4.2	6.4	--	85.4
Intercompany receivables	--	146.9	--	(146.9)	--
Intercompany notes receivable	--	1,354.5	--	(1,354.5)	--
Total current assets	1,345.5	2,068.4	69.4	(1,501.4)	1,981.9

Property, plant and equipment, net	218.5	6.3	14.2	--	239.0
Goodwill, net	--	0.5	36.1	--	36.6
Other assets, net	30.7	0.1	10.8	--	41.6
Investment in subsidiaries	2,041.0	77.8	--	(2,118.8)	--
Total assets	$3,635.7	$2,153.1	$130.5	$(3,620.2)	$2,299.1

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$278.7	$--	$--	$--	$278.7
Accounts payable	373.0	36.5	26.1	--	435.6
Accrued expenses and other current liabilities	217.6	36.4	9.9	--	263.9
Intercompany payables	141.7	--	5.2	(146.9)	--
Intercompany notes payable	1,354.5	--	--	(1,354.5	--
Total current liabilities	2,365.5	72.9	41.2	(1,501.4)	978.2

Long-term debt, excluding current maturities	499.0	--	--	--	499.0
Other non-current liabilities	172.5	50.5	0.2	--	223.2
Total liabilities	3,037.0	123.4	41.4	(1,501.4)	1,700.4

Stockholders’ equity	598.7	2,029.7	89.1	(2,118.8)	598.7
Total liabilities and stockholders’ equity	$3,635.7	$2,153.1	$130.5	$(3,620.2)	$2,299.1

Condensed Consolidating Balance Sheets

At December 31, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$154.6	$404.9	$32.2	$--	$591.7
Accounts and notes receivable, net	294.1	60.1	6.4	--	360.6
Inventories	658.8	57.4	28.2	--	744.4
Other current assets	110.7	0.8	4.6	--	116.1
Intercompany receivables	--	179.8	--	(179.8)	--
Intercompany notes receivable	--	1,320.7	--	(1,320.7)	--
Total current assets	1,218.2	2,023.7	71.4	(1,500.5)	1,812.8

Property, plant and equipment, net	238.9	22.7	8.6	--	270.2
Goodwill	3.0	0.5	33.5	--	37.0
Other assets, net	43.6	1.1	10.4	--	55.1
Investment in subsidiaries	2,033.0	70.1	--	(2,103.1)	--
Total assets	$3,536.7	$2,118.1	$123.9	$(3,603.6)	$2,175.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$292.9	$26.4	$28.9	$--	$348.2
Accrued expenses and other current liabilities	236.8	43.3	7.8	--	287.9
Intercompany payables	175.4	--	4.4	(179.8)	--
Intercompany notes payable	1,320.7	--	--	(1,320.7)	--
Total current liabilities	2,025.8	69.7	41.1	(1,500.5)	636.1

Long-term debt	670.6	--	--	--	670.6
Other non-current liabilities	87.0	27.1	1.0	--	115.1
Total liabilities	2,783.4	96.8	42.1	(1,500.5)	1,421.8

Stockholders’ equity	753.3	2,021.3	81.8	(2,103.1)	753.3
Total liabilities and stockholders’ equity	$3,536.7	$2,118.1	$123.9	$(3,603.6)	$2,175.1

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2012

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(68.0)	$27.9	$(2.9)	$--	$(43.0)

Cash flows from investing activities:
Additions to property, plant and equipment	(58.7)	(1.4)	(7.7)	--	(67.8)
Changes in restricted cash	(26.5)	--	--	--	(26.5)
Dividends received from subsidiary	2.1	--	--	(2.1)	--
Other investing activities	0.1	--	--	--	0.1
Net cash used in investing activities	(83.0)	(1.4)	(7.7)	(2.1)	(94.2)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	175.0	--	--	--	175.0
Payments of debt issuance costs	(7.3)	--	--	--	(7.3)
Principal amount of long-term debt repayments	(88.1)	--	--	--	(88.1)
Payments of dividends	(24.9)	--	(2.1)	2.1	(24.9)
Changes in cash overdrafts	26.5	--	--	--	26.5
Proceeds from exercise of stock options	--	--	--	--	--
Change in intercompany receivable/payable	0.1	(0.9)	0.8	--	--
Net cash provided by (used in) financing activities	81.3	(0.9)	(1.3)	2.1	81.2

Net (decrease) increase in cash and cash equivalents	(69.7)	25.6	(11.9)	--	(56.0)
Cash and cash equivalents, beginning of period	154.6	404.9	32.2	--	591.7
Cash and cash equivalents, end of period	$84.9	$430.5	$20.3	$--	$535.7

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2011

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$93.7	$134.0	$(9.8)	$--	$217.9

Cash flows from investing activities:
Additions to property, plant and equipment	(64.2)	(14.8)	(3.1)	--	(82.1)
Dividends received from subsidiary	1.5	--	--	(1.5)	--
Other investing activities	2.0	--	--	--	2.0
Net cash used in investing activities	(60.7)	(14.8)	(3.1)	(1.5)	(80.1)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	322.5	--	--	--	322.5
Payments of debt issuance costs	(7.1)	--	--	--	(7.1)
Principal amount of long-term debt repayments	(306.8)	--	--	--	(306.8)
Purchases of treasury stock	(113.3)	--	--	--	(113.3)
Payments of dividends	(49.6)	--	(1.5)	1.5	(49.6)
Changes in cash overdrafts	32.8	--	--	--	32.8
Proceeds from exercise of stock options	6.0	--	--	--	6.0
Change in intercompany receivable/payable	127.4	(141.7)	14.3	--	--
Net cash provided by (used in) financing activities	11.9	(141.7)	12.8	1.5	(115.5)

Net increase (decrease) in cash and cash equivalents	44.9	(22.5)	(0.1)	--	22.3
Cash and cash equivalents, beginning of period	109.7	427.4	32.3	--	569.4
Cash and cash equivalents, end of period	$154.6	$404.9	$32.2	$--	$591.7

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2010

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$45.9	$100.1	$9.0	$--	$155.0

Cash flows from investing activities:
Additions to property, plant and equipment	(65.0)	(12.5)	(2.6)	--	(80.1)
Dividends received from subsidiary	1.7	--	--	(1.7)	--
Other investing activities	0.1	--	--	--	0.1
Net cash used in investing activities	(63.2)	(12.5)	(2.6)	(1.7)	(80.0)

Cash flows from financing activities:
Purchases of treasury stock	(398.8)	--	--	--	(398.8)
Payments of dividends	(26.5)	--	(1.7)	1.7	(26.5)
Changes in cash overdrafts	7.5	--	--	--	7.5
Proceeds from exercise of stock options	4.0	--	--	--	4.0
Change in intercompany receivable/payable	463.0	(462.2)	(0.8)	--	--
Net cash provided by (used in) financing activities	49.2	(462.2)	(2.5)	1.7	(413.8)

Net increase (decrease) in cash and cash equivalents	31.9	(374.6)	3.9	--	(338.8)
Cash and cash equivalents, beginning of period	77.8	802.0	28.4	--	908.2
Cash and cash equivalents, end of period	$109.7	$427.4	$32.3	$--	$569.4

RADIOSHACK CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description

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

4.3
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

4.8	Form of Senior Notes due 2019 (included in Exhibit 4.1 to RadioShack’s Form 8-K filed on May 4, 2011, and incorporated by reference).
4.9
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

10.10
First Amendment to Lease, effective as of March 11, 2010, by and between Tarrant County College District as Landlord, and RadioShack Corporation as Tenant (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on March 18, 2010, and incorporated herein by reference).

10.11
Second Amendment to Lease, dated for all purposes as of July 12, 2010, by and between Tarrant County College District as Landlord, and RadioShack Corporation as Tenant (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on July 12, 2010, and incorporated herein by reference).

10.12 (2)	RadioShack Corporation(1) Officers Deferred Compensation Plan as restated July 10, 1992 (filed as Exhibit 10d to RadioShack’s Form 10-K filed on March 30, 1994, and incorporated herein by reference).
10.13 (2)
Second Amended and Restated RadioShack Corporation Officers Deferred Compensation Plan, effective as of December 31, 2008 (filed as Exhibit 10.54 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.14 (2)	RadioShack Corporation 1993 Incentive Stock Plan as amended (filed as Exhibit 10a to RadioShack's Form 10-Q filed on November 14, 2001, and incorporated herein by reference).
10.15 (2)
Salary Continuation Plan for Executive Employees of RadioShack Corporation(1) and Subsidiaries (Restated) (filed as Exhibit 10a to RadioShack’s Form 10-K filed on March 30, 1994, and incorporated herein by reference).

10.16(2)
Second Amended and Restated Salary Continuation Plan for Executive Employees of RadioShack Corporation and Subsidiaries, effective as of December 31, 2008 (filed as Exhibit 10.53 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.17 (2)	Amended and Restated RadioShack Corporation 1997 Incentive Stock Plan (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).
10.18 (2)	Form of Restricted Stock Agreement under RadioShack Corporation 1997 Incentive Stock Plan (filed as Exhibit 10a to RadioShack’s Form 10-Q filed on May 6, 2005, and incorporated herein by reference).
10.19 (2)	Form of September 30, 1997 Deferred Compensation Agreement (filed as Exhibit 10aa to RadioShack's (1) Form 10-Q filed on May 13, 1998, and incorporated herein by reference).
10.20 (2)	Amended and Restated RadioShack Corporation 1999 Incentive Stock Plan (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).
10.21 (2)
RadioShack Corporation Unfunded Deferred Compensation Plan for Directors as amended and restated July 22, 2000 (filed as Exhibit 10x to RadioShack’s Form 10-K filed on March 28, 2003, and incorporated herein by reference).

10.22 (2)
Second Amended and Restated RadioShack Corporation Unfunded Deferred Compensation Plan for Directors, effective as of December 31, 2008 (filed as Exhibit 10.57 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.23 (2)	Amended and Restated RadioShack Corporation 2001 Incentive Stock Plan (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).

Exhibit Number	Description

10.24 (2)
Third Amended and Restated RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors, effective as of December 31, 2008 (filed as Exhibit 10.58 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.25 (2)
Form of Notice of Grant of Deferred Stock Units and Deferred Stock Unit Agreement under the RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on June 6, 2005, and incorporated herein by reference).

10.26 (2)	Form of Incentive Stock Plan(s) Stock Option Agreement for Officers (filed as Exhibit 10(a) to RadioShack’s Form 10-Q filed on November 5, 2004, and incorporated herein by reference).
10.27 (2)	Form of Indemnification Agreement (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on June 6, 2005, and incorporated herein by reference).
10.28 (2)	RadioShack Corporation Officer’s Supplemental Executive Retirement Plan (filed as Exhibit 10.52 to RadioShack’s Form 10-K filed on March 15, 2006, and incorporated herein by reference).
10.29 (2)
Form of RadioShack Corporation Officer’s Supplemental Executive Retirement Plan Agreement (filed as Exhibit 10.53 to RadioShack’s Form 10-K filed on March 15, 2006, and incorporated herein by reference).

10.30 (2)
Form of RadioShack Corporation Officer’s Supplemental Executive Retirement Plan Agreement for Existing Participants in the Salary Continuation Plan (filed as Exhibit 10.54 to RadioShack’s Form 10-K filed on March 15, 2006, and incorporated herein by reference).

10.31 (2)
First Amended and Restated RadioShack Corporation Officer’s Supplemental Executive Retirement Plan (filed as Exhibit 10.59 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.32 (2)
 Second Amended and Restated RadioShack Corporation Officer’s Supplemental Executive Retirement Plan, effective as of December 31, 2010 (filed as Exhibit 10.43 to RadioShack’s Form 10-K filed on February 22, 2011, and incorporated herein by reference).

10.33 (2)
Second Amended and Restated RadioShack Corporation Officers’ Severance Program, effective as of December 31, 2010 (filed as Exhibit 10.46 to RadioShack’s Form 10-K filed on February 22, 2011, and incorporated herein by reference).

10.34 (2)
Third Amended and Restated RadioShack Corporation Officers’ Severance Program, effective December 31, 2011 (filed as Exhibit 10.40 to RadioShack’s Form 10-K filed on February 21, 2012, and incorporated herein by reference).

10.35 (2)
Incentive Stock Plan Non-Qualified Stock Option Agreement under the 1997 Incentive Stock Plan, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.36 (2)
Incentive Stock Plan Non-Qualified Stock Option Agreement under the 1999 Incentive Stock Plan, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.37 (2)
Incentive Stock Plan Non-Qualified Stock Option Agreement under the 2001 Incentive Stock Plan, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.4 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.38 (2)
Incentive Stock Plan Non-Qualified Stock Option Agreement, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.5 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.39 (2)
Incentive Stock Plan Non-Qualified Stock Option Agreement, dated July 6, 2006, between RadioShack Corporation and Julian C. Day (filed as Exhibit 10.6 to RadioShack’s Form 8-K filed on July 7, 2006, and incorporated herein by reference).

10.40 (2)
Agreement, dated January 21, 2011, between RadioShack Corporation and James F. Gooch (filed as Exhibit 10.55 to RadioShack’s Form 10-K filed on February 22, 2011, and incorporated herein by reference).

10.41 (2)	RadioShack Corporation 2007 Restricted Stock Plan (included as Appendix A to RadioShack's Proxy Statement filed on April 12, 2007, and incorporated herein by reference).
10.42 (2)
Form of Restricted Stock Agreement under the RadioShack Corporation 2007 Restricted Stock Plan (filed as Exhibit 10.2 to RadioShack's Form 8-K filed on May 18, 2007, and incorporated herein by reference).

10.43 (2)
Employment Offer Letter to Dorvin D. Lively from RadioShack Corporation, dated July 27, 2011 (filed as Exhibit 10.70 to RadioShack’s Registration Statement on Form S-4 filed on September 27, 2011, and incorporated herein by reference).

10.44 (2)
Employment Offer Letter to Sharon S. Stufflebeme from RadioShack Corporation, dated May 20, 2009 (filed as Exhibit 10.61 to RadioShack’s Form 10-K filed on February 22, 2011, and incorporated herein by reference).

Exhibit Number	Description

10.45 (2)
Third Amended and Restated RadioShack Corporation Termination Protection Plan (Level I), effective as of December 31, 2010 (filed as Exhibit 10.64 to RadioShack’s Form 10-K filed on February 22, 2011, and incorporated herein by reference).

10.46 (2)	2009 RadioShack Corporation Annual & Long-Term Incentive Compensation Plan (included as Appendix A to RadioShack’s Proxy Statement filed on April 17, 2009, and incorporated herein by reference).
10.47 (2)
First Amended and Restated 2009 RadioShack Corporation Annual & Long-Term Incentive Compensation Plan, effective as of November 3, 2011 (filed as Exhibit 10.58 to RadioShack’s Form 10-K filed on February 21, 2012, and incorporated herein by reference).

10.48 (2)	RadioShack Corporation 2009 Incentive Stock Plan (included as Appendix B to RadioShack's Proxy Statement filed on April 17, 2009, and incorporated herein by reference).
10.49 (2)
First Amended and Restated RadioShack Corporation 2009 Incentive Stock Plan, effective as of November 3, 2011 (filed as Exhibit 10.60 to RadioShack’s Form 10-K filed on February 21, 2012, and incorporated herein by reference).

10.50 (2)
Form of Stock Option Agreement under the RadioShack Corporation 2009 Incentive Stock Plan (filed as Exhibit 10.3 to RadioShack's Form 10-Q filed on July 27, 2009, and incorporated herein by reference).

10.51 (2)
Form of Restricted Stock Agreement under the RadioShack Corporation 2009 Incentive Stock Plan (filed as Exhibit 10.59 to RadioShack’s Form 10-K filed on February 22, 2010, and incorporated herein by reference).

10.52 (2)
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

10.54
Second Amendment to Credit Agreement, dated as of February 13, 2012, among RadioShack Corporation, the Facility Guarantors and Lenders party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent for itself and the other Lenders (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on April 24, 2012, and incorporated herein by reference).

10.55
Amended and Restated Credit Agreement, dated as of August 8, 2012, among RadioShack Corporation, the Facility Guarantors and Lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on August 13, 2012, and incorporated herein by reference).

10.56
First Amendment, dated as of September 27, 2012, to the Amended and Restated Credit Agreement, dated as of August 8, 2012, among RadioShack Corporation, the Facility Guarantors and Lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on October 2, 2012, and incorporated herein by reference).

10.57
Term Loan Agreement, dated as of September 27, 2012, among RadioShack Corporation, the Guarantors and Lenders party thereto and Wells Fargo, National Association, as Administrative Agent and Collateral Agent (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on October 2, 2012, and incorporated herein by reference).

10.58
Joint Venture Agreement, dated June 6, 2012, among RadioShack Global Sourcing (Hong Kong) Ltd., First Honest Enterprises Limited and Perfect Legend Development Limited (filed as Exhibit 10.1 to RadioShack’s Form 10-Q filed on July 25, 2012, and incorporated herein by reference).

10.59 (3)	Amendment Letter to Joint Venture Agreement, dated August 31, 2012, among RadioShack Global Sourcing (Hong Kong) Ltd., First Honest Enterprises Limited and Perfect Legend Development Limited.
10.60 (3)	Second Amendment Letter to Joint Venture Agreement, dated November 12, 2012, among RadioShack Global Sourcing (Hong Kong) Ltd., First Honest Enterprises Limited and Perfect Legend Development Limited.
10.61
Amended and Restated Joint Venture Agreement, dated January 31, 2013, among RadioShack Global Sourcing (Hong Kong) Ltd., First Honest Enterprises Limited and Perfect Legend Development Limited (filed as Exhibit 99.1 to RadioShack’s Form 8-K filed on February 1, 2013, and incorporated herein by reference).

10.62 (2)	Employment Offer Letter to Joseph C. Magnacca, dated February 7, 2013 (filed as Exhibit 99.2 to RadioShack’s Form 8-K filed on February 8, 2013, and incorporated herein by reference).
21 (3)	RadioShack Significant Subsidiaries.
23 (3)	Consent of PricewaterhouseCoopers LLP.
31(a) (3)	Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.
31(b) (3)	Rule 13a-14(a) Certification of the Chief Financial Officer of RadioShack Corporation.

Exhibit Number	Description

32 (3)	Section 1350 Certifications.(4)
101.INS	XBRL Instance Document (2)(5)
101.SCH	XBRL Taxonomy Extension Schema Document (2)(5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)(5)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)(5)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)(5)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)(5)

(1)	RadioShack Corporation was known as Tandy Corporation until May 18, 2000.
(2)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
(3)	Filed with this report.
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