Form 10-Q
period 2013-03-31
RADIOSHACK CORP
filed 2013-04-23
CIK 96289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on April 15, 2013, was 99,683,651.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2013	2012
Net sales and operating revenues	$849.0	$913.3
Cost of products sold (includes depreciation amounts of $2.3 million and $2.0 million, respectively)	511.7	543.2
Gross profit	337.3	370.1

Operating expenses:
Selling, general and administrative	337.9	345.3
Depreciation and amortization	16.5	17.2
Impairment of long-lived assets	1.4	0.5
Total operating expenses	355.8	363.0

Operating (loss) income	(18.5)	7.1

Interest income	0.4	0.5
Interest expense	(15.0)	(13.1)
Other loss	(0.3)	--

Loss from continuing operations before income taxes	(33.4)	(5.5)
Income tax expense (benefit)	1.4	(0.8)

Loss from continuing operations	(34.8)	(4.7)
Discontinued operations, net of income taxes	(8.5)	(3.3)

Net loss	$(43.3)	$(8.0)

Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.35)	$(0.05)
Loss per share from discontinued operations	(0.08)	(0.03)
Net loss per share	$(0.43)	$(0.08)

Shares used in computing net loss per share:

Basic and diluted	100.4	99.8

Comprehensive loss	$(39.0)	$(2.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In millions, except share amounts)	March 31, 2013	December 31, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$434.9	$535.7	$566.4
Accounts and notes receivable, net	278.6	452.5	236.6
Inventories	926.5	908.3	730.2
Other current assets	83.0	85.4	131.3
Total current assets	1,723.0	1,981.9	1,664.5

Property, plant and equipment, net	220.6	239.0	260.5
Goodwill, net	38.5	36.6	40.3
Other assets, net	43.1	41.6	52.7
Total assets	$2,025.2	$2,299.1	$2,018.0

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$212.8	$278.7	$--
Accounts payable	301.8	435.6	252.6
Accrued expenses and other current liabilities	229.7	263.9	237.7
Total current liabilities	744.3	978.2	490.3

Long-term debt, excluding current maturities	499.1	499.0	674.9
Other non-current liabilities	220.4	223.2	113.1
Total liabilities	1,463.8	1,700.4	1,278.3

Commitments and contingencies (See Note 8)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized; 146,033,000 shares issued	146.0	146.0	146.0
Additional paid-in capital	132.8	133.3	134.6
Retained earnings	1,317.5	1,360.8	1,504.7
Treasury stock, at cost; 46,349,000, 46,425,000, and 46,605,000 shares, respectively	(1,031.7)	(1,033.9)	(1,039.3)
Accumulated other comprehensive loss	(3.2)	(7.5)	(6.3)
Total stockholders’ equity	561.4	598.7	739.7
Total liabilities and stockholders’ equity	$2,025.2	$2,299.1	$2,018.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,
(In millions)	2013	2012
Cash flows from operating activities:
Net loss	$(43.3)	$(8.0)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	20.0	20.9
Amortization of discounts on long-term debt	3.4	4.3
Impairment of long-lived assets	1.4	0.5
Stock-based compensation	1.9	1.9
Other non-cash items	0.1	2.2
Changes in assets and liabilities:
Accounts and notes receivable	174.7	124.8
Inventories	(16.2)	16.8
Other current assets	3.0	13.4
Accounts payable	(89.5)	(75.5)
Accrued expenses and other	(38.6)	(52.8)
Net cash provided by operating activities	16.9	48.5

Cash flows from investing activities:
Additions to property, plant and equipment	(5.1)	(11.2)
Proceeds from sale of property, plant and equipment	6.2	--
Changes in restricted cash	--	(28.0)
Other investing activities	(2.9)	--
Net cash used in investing activities	(1.8)	(39.2)

Cash flows from financing activities:
Principal amount of long-term debt repayments	(70.5)	--
Payments of dividends	--	(12.4)
Changes in cash overdrafts	(45.4)	(22.2)
Net cash used in financing activities	(115.9)	(34.6)

Net decrease in cash and cash equivalents	(100.8)	(25.3)
Cash and cash equivalents, beginning of period	535.7	591.7
Cash and cash equivalents, end of period	$434.9	$566.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Throughout this report, the terms “our,” “we,” “us,” “Company,” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We prepared the accompanying unaudited condensed consolidated financial statements, which include the accounts of RadioShack Corporation and all majority-owned domestic and foreign subsidiaries, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three month periods ended March 31, 2013 and 2012, do not necessarily indicate the results you might expect for the full year. For further information, refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Reclassifications: Certain amounts in the March 31, 2012, financial statements have been reclassified to conform to the March 31, 2013, and December 31, 2012, presentations. These reclassifications had no effect on net income, total assets, total liabilities, or total stockholders’ equity as previously reported. The most significant reclassification was a change to our presentation of certain deferred rent in the amount of $26.6 million from a current liability to a non-current liability in our March 31, 2012, Consolidated Balance Sheet to be more consistent with retail industry practice.

NOTE 2 – NEW ACCOUNTING STANDARDS

New Accounting Standards: In February 2013, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to update the presentation of reclassifications from comprehensive income to net income in consolidated financial statements. Under this new guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income either by the respective line items of net income or by cross-reference to other required disclosures. The new guidance does not change the requirements for reporting net income or other comprehensive income in financial statements. This guidance is effective for fiscal years beginning after December 15, 2012. We adopted this guidance effective January 1, 2013, and it did not have any effect on our consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATIONS

We account for closed retail locations as discontinued operations when the cash flows of a retail location have been eliminated from ongoing operations and we do not have any significant continuing involvement in its operations. In reaching the determination as to whether the cash flows of a retail location have been eliminated from our ongoing operations, we consider whether it is likely that customers will migrate to our other retail locations in the same geographic market.

We ceased operating all of our Target Mobile centers prior to March 31, 2013. We concluded that the cash flows from these centers were eliminated from our ongoing operations. Therefore, the results of these operations, net of income taxes, have been presented as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income for all periods presented.

Upon ceasing these operations, we transitioned substantially all of our Target Mobile center employees to a third-party service provider that will continue to operate these locations on Target Corporation’s behalf. Net sales and operating revenues related to these discontinued operations were $69.8 million for the first quarter of 2013, compared with $94.9 million for the first quarter of 2012. The loss before income taxes for these discontinued operations was $8.3 million for the first quarter of 2013, compared with $5.3 million for the first quarter of 2012. In a separately negotiated agreement, we agreed to transfer substantially all of the inventory located in the Target Mobile centers, which was included in our consolidated balance sheet at March 31, 2013, to Target Corporation on April 1, 2013. The proceeds from this transaction were $48.7 million, which also represented the net book value of the inventory. We received these proceeds on April 15, 2013.

NOTE 4 – INDEBTEDNESS

2013 Convertible Notes: In the first quarter of 2013, we repurchased $70.5 million of aggregate principal amount of 2.50% convertible senior notes due August 1, 2013 (the “2013 Convertible Notes”). We paid a total of $69.7 million, which consisted of the purchase price of $69.5 million for the 2013 Convertible Notes plus $0.2 million in accrued and unpaid interest, to the holders of the notes. This transaction resulted in a loss of $0.3 million, which was classified as other loss on our Condensed Consolidated Statements of Comprehensive Income. At March 31, 2013, there was $216.4 million aggregate principal amount of 2013 Convertible Notes still outstanding.

NOTE 5 – NET LOSS PER SHARE

Basic net loss per share is computed based on the weighted average number of common shares outstanding for each period presented. Diluted net loss per share reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in our earnings.

The following table reconciles the numerator and denominator used in the basic and diluted net loss per share calculations for the periods presented:

	Three Months Ended
	March 31,
(In millions)	2013	2012

Numerator:
Loss from continuing operations	$(34.8)	$(4.7)
Discontinued operations, net of taxes	(8.5)	(3.3)
Net loss	$(43.3)	$(8.0)

Denominator:
Weighted-average common shares outstanding	100.4	99.8
Dilutive effect of stock-based awards	--	--
Weighted average shares for diluted net loss per share	100.4	99.8

The following table includes common stock equivalents that were not included in the calculation of diluted net loss per share for the periods presented. These securities could be dilutive in future periods.

	Three Months Ended
	March 31,
(In millions)	2013	2012

Employee stock options (1) (2)	10.1	7.7
Warrants to purchase common stock (3)	15.8	15.8
Convertible debt instruments (4)	9.1	15.8

(1)
For the first quarter of 2013, 9.9 million of these common stock equivalents were excluded because their exercise prices exceeded the average market price of our common stock during this period, and the effect of their inclusion would be antidilutive. The remaining 0.2 million of these common stock equivalents were excluded in 2013 because the effect of their inclusion would reduce our net loss per share and would be antidilutive.

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

(3)
These common stock equivalents were excluded because their exercise prices ($35.88 per share in both periods) exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive.

(4)
These common stock equivalents were excluded because their exercise prices ($23.77 per share in both periods) exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive.

NOTE 6 – FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Basis of Fair Value Measurements
	Fair Value of Assets (Liabilities)	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(In millions)

Three Months Ended March 31, 2013
Long-lived assets held and used	$1.1	--	--	$1.1

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

U.S. RadioShack Company-Operated Stores: For the three months ended March 31, 2013, long-lived assets held and used in certain locations of our U.S. RadioShack company-operated stores segment with a total carrying value of $2.5 million were written down to their fair value of $1.1 million, resulting in an impairment charge of $1.4 million that was included in our operating results for the period.

The inputs used to calculate the fair value of these long-lived assets included the projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets. The projected cash flows for a particular store are based on average historical cash flows for that store and are projected through the remainder of its lease. The risk-adjusted rates of return used to discount these cash flows range from 15% to 20%.

Fair Value of Financial Instruments: Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and long-term debt. With the exception of long-term debt, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. Estimated fair values for our 2013 Convertible Notes and our 6.75% unsecured notes due in 2019 (“2019 Notes”) were determined using recent trading activity and/or bid-ask spreads and are classified as Level 2 in the FASB’s fair value hierarchy. Estimated fair values of our secured term loans approximate their carrying values and are classified as Level 3.

Carrying amounts and the related estimated fair values of our long-term debt financial instruments are as follows:

			Basis of Fair Value Measurements
	Carrying Amount	Fair Value of Liabilities	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

(In millions)

As of March 31, 2013
2013 Convertible Notes	$212.8	$213.3	--	$213.3	--
2019 Notes	$323.1	$236.4	--	$236.4	--
Secured term loans	$175.0	$175.0	--	--	$175.0
Other	$1.0	$1.0	--	--	$1.0

As of December 31, 2012
2013 Convertible Notes	$278.7	$265.9	--	$265.9	--
2019 Notes	$323.0	$198.3	--	$198.3	--
Secured term loans	$175.0	$175.0	--	--	$175.0
Other	$1.0	$1.0	--	--	$1.0

NOTE 7 – INCOME TAXES

We continue to provide a valuation allowance against all of our U.S. federal and state deferred tax assets. As a result, we did not record any U.S. federal or state income tax benefit related to our operating losses for the first quarter of 2013. We continue to recognize income tax expense related to our foreign operations and interest accrued on our liabilities for uncertain tax positions. In addition, we continue to recognize income tax expense in certain state jurisdictions.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Song-Beverly Credit Card Act Litigation:  In November 2010 RadioShack received service of process with respect to the first of four putative class action lawsuits filed in California (Sosinov v. RadioShack, Los Angeles Superior Court; Bitter v. RadioShack, Federal District Court, Central District of California; Moreno v. RadioShack, Federal District Court, Southern District of California; and Grant v. RadioShack, San Francisco Superior Court). The plaintiffs in all of these cases seek damages under California’s Song-Beverly Credit Card Act (the “Act”). Plaintiffs claim that under one section of the Act, retailers are prohibited from recording certain personal identification information regarding their customers while processing credit card transactions unless certain statutory exceptions are applicable. The Act provides that any person who violates this section is subject to a civil penalty not to exceed $250 for the first violation and $1,000 for each subsequent violation. In each of the cases, plaintiffs allege that we violated the Act by asking them for personal identification information while processing a credit card transaction and then recording it. In May 2011 the Bitter case was stayed by the court pending the conclusion of the Sosinov case. In June 2012, the Moreno case was settled for a nominal amount and dismissed. In July 2012, we reached a settlement of the Sosinov case. In November 2012, the court granted preliminary approval of the settlement. Notices were sent to the class members. The final approval hearing occurred on March 27, 2013. The class of plaintiffs in the Sosinov case includes the plaintiffs in the Grant and Bitter cases. Therefore resolving the Sosinov case will resolve the Grant and Bitter claims, although the plaintiffs in Bitter have filed an objection to the proposed settlement in Sosinov. The settlement will not have a material adverse effect on our consolidated financial statements.

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

Additional Disclosure:  For certain loss contingencies, we are currently able to estimate the reasonably possible loss or range of loss, including reasonably possible loss amounts in excess of our accruals, and we estimate that the aggregate of these amounts could be up to $15.0 million. This amount reflects recent developments in case law that pertain to certain claims currently pending against the Company. Probable and reasonably possible losses that we are currently unable to estimate are not included in this amount. In future periods, we may recognize a loss for all, part, or none of this amount.

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

NOTE 9 – SEGMENT REPORTING

The U.S. RadioShack company-operated stores segment consists solely of our 4,331 U.S. company-operated retail stores, all operating under the RadioShack brand name. We evaluate the performance of our segments based on operating income, which is defined as sales less cost of products sold and certain direct operating expenses, including labor, rent, and occupancy costs. Asset balances by segment have not been included in the table below, as these are managed on a company-wide level and are not fully allocated to segments for management reporting purposes. Amounts in the other category reflect our business activities that are not separately reportable, which include sales to our independent dealers, sales generated by our Mexican subsidiary and our www.radioshack.com website, sales to commercial customers, and sales to other third parties through our global sourcing operations.

Revenue by reportable segment is as follows:
	Three Months Ended March 31,
(In millions)	2013	2012
U.S. RadioShack company-operated stores	$770.1	$833.6
Other	78.9	79.7
	$849.0	$913.3

Operating (loss) income by reportable segment and the reconciliation to loss from continuing operations before income taxes are as follows:
	Three Months Ended March 31,
(In millions)	2013	2012
U.S. RadioShack company-operated stores	$61.2	$91.3
Other	8.3	8.4
	69.5	99.7

Unallocated (1) (2)	(88.0)	(92.6)
Operating (loss) income	(18.5)	7.1

Interest income	0.4	0.5
Interest expense	(15.0)	(13.1)
Other loss	(0.3)	--
Loss from continuing operations before income taxes	$(33.4)	$(5.5)

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

(2)
The operating loss for our unallocated category decreased by $4.6 million for the three month period ended March 31, 2013. This decrease was primarily driven by the receipt of $5.3 million from a non-merchandise vendor as settlement of a dispute.

NOTE 10 – SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The obligation to pay principal and interest on our 2019 Notes is jointly and severally guaranteed on a full and unconditional basis, subject to customary release provisions, by all of the guarantors under our amended and restated $450 million revolving credit agreement that expires on January 4, 2016 (the “2016 Credit Facility”). The 2019 Notes are guaranteed by all of our wholly-owned domestic subsidiaries except Tandy Life Insurance Company. Refer to Note 5 – “Indebtedness and Borrowing Facilities” of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, for additional information on the 2019 Notes and the 2016 Credit Facility.

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

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Three Months Ended March 31, 2013

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$884.5	$725.8	$34.7	$(796.0)	$849.0
Cost of products sold	570.5	714.6	22.6	(796.0)	511.7
Gross profit	314.0	11.2	12.1	--	337.3

Operating expenses:
Selling, general and administrative	327.0	(0.5)	11.4	--	337.9
Depreciation and amortization	15.7	--	0.8	--	16.5
Impairment of long-lived assets	1.4	--	--	--	1.4
Total operating expenses	344.1	(0.5)	12.2	--	355.8

Operating (loss) income	(30.1)	11.7	(0.1)	--	(18.5)

Interest income	0.3	2.6	1.4	(3.9)	0.4
Interest expense	(18.8)	--	(0.1)	3.9	(15.0)
Other loss	(0.3)	--	--	--	(0.3)

(Loss) income from continuing operations before income taxes	(48.9)	14.3	1.2	--	(33.4)
Income tax (benefit) expense	(1.6)	2.6	0.4	--	1.4
Equity in earnings of subsidiaries, net of income taxes	4.0	0.1	--	(4.1)	--

(Loss) income from continuing operations	(43.3)	11.8	0.8	(4.1)	(34.8)
Discontinued operations, net of income taxes	--	(8.5)	--	--	(8.5)

Net (loss) income	$(43.3)	$3.3	$0.8	$(4.1)	$(43.3)

Comprehensive (loss) income	$(39.0)	$7.7	$5.0	$(12.7)	$(39.0)

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Three Months Ended March 31, 2012

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$978.8	$757.6	$31.4	$(854.5)	$913.3
Cost of products sold	658.4	719.8	19.5	(854.5)	543.2
Gross profit	320.4	37.8	11.9	--	370.1

Operating expenses:
Selling, general and administrative	333.4	2.0	9.9	--	345.3
Depreciation and amortization	16.7	--	0.5	--	17.2
Impairment of long-lived assets	0.5	--	--	--	0.5
Total operating expenses	350.6	2.0	10.4	--	363.0

Operating (loss) income	(30.2)	35.8	1.5	--	7.1

Interest income	0.1	2.7	1.5	(3.8)	0.5
Interest expense	(16.9)	--	--	3.8	(13.1)

(Loss) income from continuing operations before income taxes	(47.0)	38.5	3.0	--	(5.5)
Income tax (benefit) expense	(16.8)	15.0	1.0	--	(0.8)
Equity in earnings of subsidiaries, net of income taxes	22.2	1.5	--	(23.7)	--

(Loss) income from continuing operations	(8.0)	25.0	2.0	(23.7)	(4.7)
Discontinued operations, net of income taxes	--	(3.3)	--	--	(3.3)

Net (loss) income	$(8.0)	$21.7	$2.0	$(23.7)	$(8.0)

Comprehensive (loss) income	$(2.4)	$27.3	$7.6	$(34.9)	$(2.4)

Condensed Consolidating Balance Sheets (unaudited)

At March 31, 2013

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$94.1	$317.8	$23.0	$--	$434.9
Accounts and notes receivable, net	258.4	18.9	1.3	--	278.6
Inventories	820.3	66.8	39.4	--	926.5
Other current assets	71.5	4.8	6.7	--	83.0
Intercompany receivables	--	185.5	--	(185.5)	--
Intercompany notes receivable	--	1,467.8	--	(1,467.8)	--
Total current assets	1,244.3	2,061.6	70.4	(1,653.3)	1,723.0

Property, plant and equipment, net	205.5	0.9	14.2	--	220.6
Goodwill, net	--	0.5	38.0	--	38.5
Other assets, net	29.4	0.1	13.6	--	43.1
Investment in subsidiaries	2,052.2	85.2	--	(2,137.4)	--
Total assets	$3,531.4	$2,148.3	$136.2	$(3,790.7)	$2,025.2

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$212.8	$--	$--	$--	$212.8
Accounts payable	255.3	31.3	15.2	--	301.8
Accrued expenses and other current liabilities	192.2	30.0	7.5	--	229.7
Intercompany payables	169.3	--	16.2	(185.5)	--
Intercompany notes payable	1,467.8	--	--	(1,467.8)	--
Total current liabilities	2,297.4	61.3	38.9	(1,653.3)	744.3

Long-term debt, excluding current maturities	499.1	--	--	--	499.1
Other non-current liabilities	173.5	46.6	0.3	--	220.4
Total liabilities	2,970.0	107.9	39.2	(1,653.3)	1,463.8

Stockholders’ equity	561.4	2,040.4	97.0	(2,137.4)	561.4
Total liabilities and stockholders’ equity	$3,531.4	$2,148.3	$136.2	$(3,790.7)	$2,025.2

Condensed Consolidating Balance Sheets (unaudited)

At December 31, 2012

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$84.9	$430.5	$20.3	$--	$535.7
Accounts and notes receivable, net	381.0	69.6	1.9	--	452.5
Inventories	804.8	62.7	40.8	--	908.3
Other current assets	74.8	4.2	6.4	--	85.4
Intercompany receivables	--	146.9	--	(146.9)	--
Intercompany notes receivable	--	1,354.5	--	(1,354.5)	--
Total current assets	1,345.5	2,068.4	69.4	(1,501.4)	1,981.9

Property, plant and equipment, net	218.5	6.3	14.2	--	239.0
Goodwill, net	--	0.5	36.1	--	36.6
Other assets, net	30.7	0.1	10.8	--	41.6
Investment in subsidiaries	2,041.0	77.8	--	(2,118.8)	--
Total assets	$3,635.7	$2,153.1	$130.5	$(3,620.2)	$2,299.1

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$278.7	$--	$--	$--	$278.7
Accounts payable	373.0	36.5	26.1	--	435.6
Accrued expenses and other current liabilities	217.6	36.4	9.9	--	263.9
Intercompany payables	141.7	--	5.2	(146.9)	--
Intercompany notes payable	1,354.5	--	--	(1,354.5	--
Total current liabilities	2,365.5	72.9	41.2	(1,501.4)	978.2

Long-term debt, excluding current maturities	499.0	--	--	--	499.0
Other non-current liabilities	172.5	50.5	0.2	--	223.2
Total liabilities	3,037.0	123.4	41.4	(1,501.4)	1,700.4

Stockholders’ equity	598.7	2,029.7	89.1	(2,118.8)	598.7
Total liabilities and stockholders’ equity	$3,635.7	$2,153.1	$130.5	$(3,620.2)	$2,299.1

Condensed Consolidating Balance Sheets (unaudited)

At March 31, 2012

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$151.2	$395.5	$19.7	$--	$566.4
Accounts and notes receivable, net	197.1	33.7	5.8	--	236.6
Inventories	636.7	65.3	28.2	--	730.2
Other current assets	125.3	1.0	5.0	--	131.3
Intercompany receivables	--	208.9	--	(208.9)	--
Intercompany notes receivable	--	1,330.3	--	(1,330.3)	--
Total current assets	1,110.3	2,034.7	58.7	(1,539.2)	1,664.5

Property, plant and equipment, net	229.8	21.8	8.9	--	260.5
Goodwill	3.1	0.5	36.7	--	40.3
Other assets, net	40.9	1.3	10.5	--	52.7
Investment in subsidiaries	2,060.8	77.0	--	(2,137.8)	--
Total assets	$3,444.9	$2,135.3	$114.8	$(3,677.0)	$2,018.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$222.0	$16.4	$14.2	$--	$252.6
Accrued expenses and other current liabilities	186.4	43.1	8.2	--	237.7
Intercompany payables	206.9	--	2.0	(208.9)	--
Intercompany notes payable	1,330.3	--	--	(1,330.3)	--
Total current liabilities	1,945.6	59.5	24.4	(1,539.2)	490.3

Long-term debt	674.9	--	--	--	674.9
Other non-current liabilities	84.7	27.5	0.9	--	113.1
Total liabilities	2,705.2	87.0	25.3	(1,539.2)	1,278.3

Stockholders’ equity	739.7	2,048.3	89.5	(2,137.8)	739.7
Total liabilities and stockholders’ equity	$3,444.9	$2,135.3	$114.8	$(3,677.0)	$2,018.0

Condensed Consolidating Statements of Cash Flows (unaudited)

For the Three Months Ended March 31, 2013

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(8.0)	$33.0	$(8.1)	$--	$16.9

Cash flows from investing activities:
Additions to property, plant and equipment	(4.9)	--	(0.2)	--	(5.1)
Proceeds from sale of property, plant and equipment	--	6.2	--	--	6.2
Other investing activities	--	--	(2.9)	--	(2.9)
Investment in subsidiary	(2.9)	(2.9)	--	5.8	--
Net cash (used in) provided by investing activities	(7.8)	3.3	(3.1)	5.8	(1.8)

Cash flows from financing activities:
Principal amount of long-term debt repayments	(70.5)	--	--	--	(70.5)
Changes in cash overdrafts	(45.4)	--	--	--	(45.4)
Capital contribution	--	2.9	2.9	(5.8)	--
Change in intercompany receivable/payable	140.9	(151.9)	11.0	--	--
Net cash provided by (used in) financing activities	25.0	(149.0)	13.9	(5.8)	(115.9)

Net increase (decrease) in cash and cash equivalents	9.2	(112.7)	2.7	--	(100.8)
Cash and cash equivalents, beginning of period	84.9	430.5	20.3	--	535.7
Cash and cash equivalents, end of period	$94.1	$317.8	$23.0	$--	$434.9

Condensed Consolidating Statements of Cash Flows (unaudited)

For the Three Months Ended March 31, 2012

(In millions)	RadioShack Corporation (Parent Co.)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$28.2	$30.3	$(10.0)	$--	$48.5

Cash flows from investing activities:
Additions to property, plant and equipment	(10.1)	(1.0)	(0.1)	--	(11.2)
Changes in restricted cash	(28.0)	--	--	--	(28.0)
Net cash used in investing activities	(38.1)	(1.0)	(0.1)	--	(39.2)

Cash flows from financing activities:
Payments of dividends	(12.4)	--	--	--	(12.4)
Changes in cash overdrafts	(22.2)	--	--	--	(22.2)
Change in intercompany receivable/payable	41.1	(38.7)	(2.4)	--	--
Net cash provided by (used in) financing activities	6.5	(38.7)	(2.4)	--	(34.6)

Net decrease in cash and cash equivalents	(3.4)	(9.4)	(12.5)	--	(25.3)
Cash and cash equivalents, beginning of period	154.6	404.9	32.2	--	591.7
Cash and cash equivalents, end of period	$151.2	$395.5	$19.7	$--	$566.4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”).

This MD&A section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and capital resources, and certain factors that may affect our future results of operations. You should read this MD&A in conjunction with our condensed consolidated financial statements and accompanying notes included under Part I, Item 1, of this Quarterly Report, as well as with our Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

We ceased operating all of our Target Mobile centers prior to March 31, 2013. Therefore, unless specifically noted, the following discussion excludes the operating results of the Target Mobile centers, which have been presented as discontinued operations.

First Quarter Summary
Net sales and operating revenues decreased $64.3 million, or 7.0%, to $849.0 million when compared with the same period last year. Comparable store sales decreased 5.7%. Our decrease in net sales and operating revenues was driven by decreased sales in our consumer electronics and mobility platforms.

Consolidated gross profit decreased $32.8 million, or 8.9%, for the first quarter, when compared with the same period last year. The decrease in gross profit dollars was primarily driven by decreased gross profit for our postpaid wireless business. Consolidated gross margin decreased by 0.8 percentage points to 39.7% in the first quarter when compared with the same period last year. The decrease in our consolidated gross margin rate was driven by a decrease in the gross margin rate of our postpaid wireless business. When excluding the postpaid wireless business, the gross margin rate for the balance of our business increased slightly from the first quarter of last year.

Consolidated SG&A expense decreased $7.4 million, or 2.1%, for the first quarter, when compared with the same period last year. This resulted in SG&A expense as a percentage of net sales and operating revenues of 39.8%, which was a 2.0 percentage point increase from the first quarter of 2012. The decrease in SG&A expense was primarily driven by the receipt of $5.3 million from a non-merchandise vendor as settlement of a dispute and a $2.4 million gain on the sale of a building. Additionally, we operated fewer stores in the first quarter of 2013 than in the first quarter of 2012, which reduced SG&A expense, but these savings were offset by increased advertising and other corporate expenses.

Our loss from continuing operations was $34.8 million ($0.35 per share) for the first quarter, compared with $4.7 million ($0.05 per share) for the same period last year.

Adjusted EBITDA from continuing operations was $0.3 million, compared with $26.3 million for the same period last year.

	Three Months Ended
	March 31,
(In millions)	2013	2012
Reconciliation of adjusted EBITDA from continuing operations to loss from continuing operations
Adjusted EBITDA from continuing operations(1)	$0.3	$26.3
Interest expense, net of interest income	(14.6)	(12.6)
Income tax (expense) benefit	(1.4)	0.8
Depreciation and amortization	(18.8)	(19.2)
Other loss	(0.3)	--
Loss from continuing operations	$(34.8)	$(4.7)

(1)
Adjusted EBITDA from continuing operations (“Adjusted EBITDA”), a non-GAAP financial measure, is defined as earnings from continuing operations before interest, taxes, depreciation, and amortization. Our calculation of Adjusted EBITDA is also adjusted for other income or loss and cumulative effects of changes in accounting principles, if applicable. The comparable financial measure to Adjusted EBITDA under GAAP is income (loss) from continuing operations. Adjusted EBITDA is used by management to evaluate the operating performance of our business for comparable periods. Adjusted EBITDA should not be used by investors or others as the sole basis for formulating investment decisions, as it excludes a number of important items. We compensate for this limitation by using GAAP financial measures as well in managing our business. In the view of management, Adjusted EBITDA is an important indicator of operating performance because Adjusted EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest, depreciation costs, and other losses.

RadioShack Retail Outlets
The table below shows our retail locations allocated among U.S. and Mexico company-operated stores and dealer and other outlets at the following dates:

	March 31, 2013	Dec. 31, 2012	Sep. 30, 2012	June 30, 2012	March 31, 2012
U.S. RadioShack company-operated stores (1)	4,331	4,395	4,412	4,423	4,435
Mexico RadioShack company-operated stores	270	269	237	227	225
Dealer and other outlets	997	1,014	1,044	1,085	1,115
	5,598	5,678	5,693	5,735	5,775
Discontinued locations	--	1,522	1,512	1,503	1,497
Total number of retail locations (2)	5,598	7,200	7,272	7,238	7,272

(1)	We closed 69 stores after we decided not to renew their leases in the first quarter of 2013.
(2)
In the third quarter of 2010, we signed a multi-year agreement with Target Corporation to operate Target Mobile centers in certain Target stores. In October 2012, we exercised our contractual right to notify Target Corporation of our intention to stop operating the Target Mobile centers if we could not amend the current arrangement. An acceptable arrangement was not negotiated; therefore, we exited this business in the first quarter of 2013.

Net Sales and Operating Revenues
Consolidated net sales and operating revenues are as follows:

	Three Months Ended
	March 31,
(In millions)	2013	2012

U.S. RadioShack company-operated stores	$770.1	$833.6
Other	78.9	79.7
Consolidated net sales and operating revenues	$849.0	$913.3

Consolidated net sales and operating revenues decrease	(7.0%)	(6.5%)
Comparable store sales(1) decrease	(5.7%)	(6.1%)

(1)
Comparable store sales include the sales of U.S. and Mexico RadioShack company-operated stores with more than 12 full months of recorded sales. Sales from discontinued operations have been excluded from these calculations.

U.S. RadioShack Company-Operated Stores Segment

U.S. RadioShack company-operated store sales for the first quarter of 2013 decreased $63.5 million, or 7.6%, when compared with the same period last year. This decrease in sales was primarily driven by decreased sales in our consumer electronics and mobility platforms. Additionally, we operated fewer stores in the first quarter of 2013, when compared with the first quarter of 2012, which contributed to our decrease in consolidated sales and affected the sales results for each platform discussed below.

Mobility Platform:  Sales in our mobility platform decreased 7.9% for the first quarter of 2013, when compared with the same period last year. This decrease was primarily driven by decreased sales in our postpaid wireless business, which was partially offset by increased sales in our prepaid wireless business.

The sales decrease in our postpaid wireless business was driven by a decrease in the number of postpaid units sold, which was partially offset by an increase in the average revenue per unit sold. The decrease in the number of postpaid units sold was primarily due to us being less promotional in the first quarter of 2013 than in the first quarter of 2012, inventory supply constraints for certain in-demand devices, and our lower store count in 2013. The increase in the average revenue per postpaid unit was primarily driven by a change in our sales mix towards higher-priced smartphones.

The sales increase in our prepaid wireless business was driven by both an increase in the average revenue per unit sold and an increase in the number of prepaid units sold. The increase in the average revenue per prepaid unit sold was primarily driven by a change in our sales mix towards higher-priced smartphones. The increase in the number of prepaid units sold was driven by an expanded assortment and inventory of devices as well as a targeted television marketing campaign in the first quarter of 2013.

Signature Platform:  Sales in our signature platform increased 0.8% for the first quarter of 2013, compared with the same period last year. Product categories with sales increases during the period included wireless accessories, power accessories, music accessories, and portable speakers. Product categories with sales decreases during the period included home entertainment accessories and extended warranty plans.

Consumer Electronics Platform:  Sales in our consumer electronics platform decreased 25.3% for the first quarter of 2013, compared with the same period last year. These sales decreases were primarily driven by sales declines in laptop computers, Internet telephone devices, digital music players, televisions, GPS devices, and cameras.

Other Sales

Amounts in other sales reflect our business activities that are not separately reportable, including sales to our independent dealers, sales generated by our Mexican subsidiary and our www.radioshack.com website, sales to commercial customers, and sales to other third parties through our global sourcing operations. Other sales decreased slightly for the first quarter of 2013, when compared with the same period last year.

Gross Profit
Consolidated gross profit and gross margin are as follows:

	Three Months Ended
	March 31,
(In millions)	2013	2012

Gross profit	$337.3	$370.1
Gross margin	39.7%	40.5%

Gross profit decrease	(8.9%)	(16.2%)

Consolidated gross profit decreased $32.8 million, or 8.9%, for the first quarter of 2013, when compared with the same period last year. This decrease was primarily driven by decreased gross profit for our postpaid wireless business in our U.S. RadioShack company-operated stores. Additionally, we operated fewer stores in the first quarter of 2013, when compared with the first quarter of 2012, which contributed to our decrease in gross profit.

The decrease in gross profit dollars for our postpaid wireless business in our U.S. RadioShack company-operated stores was driven by a decrease in the number of units sold and a decrease in the average gross profit dollars per unit sold for the first quarter of 2013, when compared with the same period last year. Average gross profit dollars per unit sold decreased because our average cost per unit increased from the first quarter of 2012 at a higher rate than the increase in our average revenue per unit. The increase in average cost per unit was driven by the change in our sales mix towards higher-cost smartphones.

Our consolidated gross margin rate decreased by 0.8 percentage points in the first quarter of 2013, when compared with the same period last year. The decrease in our consolidated gross margin rate was a result of the decrease in the gross margin rate of the postpaid wireless business in our U.S. RadioShack company-operated stores. The decrease in the gross margin rate of our postpaid wireless business was driven by a change in our sales mix towards higher-priced smartphones and a decrease in the average gross profit dollars per unit sold.

When excluding the postpaid wireless business, the gross margin rate for the balance of our business increased slightly from the first quarter of last year.

Selling, General and Administrative Expense
Consolidated selling, general and administrative expense is as follows:

	Three Months Ended
	March 31,
(In millions)	2013	2012

Selling, general and administrative expense	$337.9	$345.3
As a percent of net sales and operating revenues	39.8%	37.8%

Selling, general and administrative expense decrease	(2.1%)	(2.6%)

Consolidated SG&A expense decreased $7.4 million, or 2.1%, for the first quarter of 2013, when compared with the same period last year. This represents a 2.0 percentage point increase as a percentage of net sales and operating revenues.

The decrease in SG&A expense was primarily driven by the receipt of $5.3 million from a non-merchandise vendor as settlement of a dispute and a $2.4 million gain on the sale of a building. Additionally, we operated fewer stores in the first quarter of 2013 than in the first quarter of 2012, which reduced SG&A expense, but these savings were offset by increased advertising and other corporate expenses.

Depreciation and Amortization
Depreciation and amortization from continuing operations, including amounts recorded in cost of products sold, was $18.8 million for the first quarter of 2013, compared with $19.2 million for the same period last year.

Impairment of Long-lived Assets
Impairments for long-lived assets held and used in certain stores were $1.4 million for the first quarter of 2013, compared with $0.5 million for the same period last year. This increase was primarily driven by an increase in the number of stores that were evaluated for impairment during the first quarter of 2013 because of their decreased operating results. If our operating results do not improve, we will continue to incur a similar or higher amount of long-lived asset impairments for U.S. RadioShack company-operated stores in future periods.

Net Interest Expense
Consolidated net interest expense, which is interest expense net of interest income, was $14.6 million for the first quarter of 2013, compared with $12.6 million for the same period last year.

Interest expense primarily consists of interest paid at the stated rate on our notes and term loans and the non-cash amortization of the discounts on our notes.

Interest expense increased $1.9 million for the first quarter of 2013, when compared with the same period last year. The increased interest expense for the first quarter of 2013 was driven by a higher average amount of debt outstanding at a higher average interest rate in the first quarter of 2013 when compared with the first quarter of 2012. Non-cash interest expense was $3.4 million for the first quarter of 2013, compared with $4.3 million for the same period last year.

Income Tax Expense
The income tax provision for each quarterly period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are recorded in the quarterly period in which they occur. Our effective tax rate was a negative 4.2% for the first quarter of 2013, compared with a positive 14.5% for the same period last year.

For the first quarter of 2013, we continued to provide a valuation allowance against all of our U.S. federal and state deferred tax assets. As a result, we did not record any U.S. federal or state income tax benefit related to our operating losses for the first quarter of 2013. We continue to recognize income tax expense related to our foreign operations and interest accrued on our liabilities for uncertain tax positions. In addition, we continue to recognize income tax expense in certain state jurisdictions. Our income tax benefit for the first quarter of 2012 was partially offset by income tax expense related to certain stock-based compensation effects and income tax expense for interest accrued on our liabilities for uncertain tax positions.

Discontinued Operations
We ceased operating all of our Target Mobile centers prior to March 31, 2013. Net sales and operating revenues related to these discontinued operations were $69.8 million for the first quarter of 2013, compared with $94.9 million for the first quarter of 2012. The loss before income taxes for these discontinued operations was $8.3 million for the first quarter of 2013, compared with $5.3 million for the first quarter of 2012. In a separately negotiated agreement, we agreed to transfer substantially all of the inventory located in the Target Mobile centers at March 31, 2013, to Target Corporation on April 1, 2013. The proceeds from this transaction were $48.7 million, which also represented the net book value of the inventory. We received these proceeds on April 15, 2013.

Comparative Information
The following table contains selected financial data for previous periods which has been recast as a result of the discontinuation of our operation of the Target Mobile centers.

	Three Months Ended
(In millions, except per share amounts)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012

Net sales and operating revenues	$913.3	$848.6	$898.0	$1,171.4
Gross profit	$370.1	$340.2	$340.8	$419.3
Selling, general and administrative	$345.3	$337.0	$354.0	$383.5
Operating income (loss)	$7.1	$(14.1)	$(34.0)	$16.0
Loss from continuing operations	$(4.7)	$(16.2)	$(31.4)	$(58.5)
Diluted loss per share from continuing operations	$(0.05)	$(0.16)	$(0.31)	$(0.58)

	Three Months Ended
(In millions, except per share amounts)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011

Net sales and operating revenues	$976.9	$878.8	$935.4	$1,241.0
Gross profit	$441.5	$410.8	$417.2	$452.9
Selling, general and administrative	$354.6	$340.7	$380.2	$399.2
Operating income	$68.9	$52.1	$18.5	$34.5
Income from continuing operations	$33.8	$25.5	$5.1	$14.3
Diluted income per share from continuing operations	$0.32	$0.25	$0.05	$0.14

	Year Ended December 31,
(In millions, except per share amounts)	2012	2011	2010	2009

Net sales and operating revenues	$3,831.3	$4,032.1	$4,201.1	$4,065.8
Gross profit	$1,470.4	$2,309.7	$2,311.2	$2,197.4
Selling, general and administrative	$1,419.8	$1,474.7	$1,457.1	$1,431.1
Operating (loss) income	$(25.0)	$174.0	$354.6	$355.1
(Loss) income from continuing operations	$(110.8)	$78.7	$193.4	$196.2
Diluted (loss) income per share from continuing operations	$(1.11)	$0.76	$1.58	$1.56

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Refer to Note 2 – “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Operating Activities: Cash provided by operating activities for the first quarter of 2013 was $16.9 million, compared with $48.5 million for the same period last year. Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and changes in working capital components. Net income plus non-cash adjustments to net income was a negative $16.5 million for the first quarter of 2013, compared with a positive $21.8 million for the same period last year. Cash provided by working capital components was $33.4 million for the first quarter of 2013, compared with $26.7 million for the same period last year. The decrease in net income plus non-cash adjustments was primarily driven by our increased net loss for the first quarter of 2013, when compared with the first quarter of 2012. The increase in cash provided by working capital was primarily driven by increased cash provided by accounts receivable, which was partially offset by increased cash used for inventories and accounts payable.

Investing Activities: Net cash used in investing activities was $1.8 million for the first quarter of 2013, compared with $39.2 million for the same period last year. This decrease was primarily driven by the change in our restricted cash balance in the first quarter of 2012, decreased capital expenditures in the first quarter of 2013, and proceeds received from the sale of a building in the first quarter of 2013. See “Cash Requirements” below in this MD&A regarding our restricted cash and capital expenditures.

Financing Activities: Cash used in financing activities was $115.9 million for the first quarter of 2013, compared with $34.6 million for the same period last year. This change was primarily driven by the repayment of $70.5 million of our 2013 Convertible Notes.

Free Cash Flow: Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $11.8 million for the first quarter of 2013, compared with $24.9 million for the same period last year. The decrease in free cash flow for the first quarter of 2013 was attributable to decreased cash flows from operating activities as described above, which was partially offset by decreased capital expenditures. Additionally, we did not pay a dividend in the first quarter of 2013, compared with the payment of a $12.4 million dividend in the first quarter of 2012.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, make dividend payments or fund other uses of capital that management believes will enhance shareholder value. See “Liquidity Outlook” later in this MD&A for further discussion of our sources of liquidity and our cash requirements in future periods. The comparable financial measure to free cash flow under generally accepted accounting principles is net cash flows provided by or used in operating activities. Net cash flows provided by operating activities was $16.9 million for the first quarter of 2013, compared with $48.5 million for the same period last year. We do not intend for the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP, nor do we intend to imply that free cash flow represents cash flow available for discretionary expenditures. The following table is a reconciliation of net cash provided by operating activities to free cash flow.

	Three Months Ended March 31,		Year Ended December 31,
(In millions)	2013	2012	2012

Net cash provided by operating activities	$16.9	$48.5	$(43.0)
Less:
Additions to property, plant and equipment	5.1	11.2	67.8
Payments of dividends	--	12.4	24.9
Free cash flow	$11.8	$24.9	$(135.7)

SOURCES OF LIQUIDITY
As of March 31, 2013, we had $434.9 million of cash and cash equivalents and $26.5 million of restricted cash. See “Cash Requirements” below in this MD&A regarding our restricted cash. Additionally, at March 31, 2013, we had $384.9 million of availability under the 2016 Credit Facility.

The 2016 Credit Facility matures on January 4, 2016, and provides for an asset-based revolving credit line of $450 million, subject to a borrowing base, which was $526.4 million at March 31, 2013. Obligations under the 2016 Credit Facility are secured by substantially all of our inventory, accounts receivable, cash, and cash equivalents. Obligations under the 2016 Credit Facility are also secured by certain real estate.

The maximum availability for revolving borrowings under the 2016 Credit Facility is determined at the end of each month and is calculated as the lesser of:

•	$450 million, or

•	Our borrowing base for revolving borrowings less $45 million (calculated as $481.4 million at March 31, 2013), or

•
Our borrowing base for revolving borrowings up to a maximum amount of $450 million less the greater of 12.5% (currently $56.3 million) or $45 million if we do not meet a specified consolidated fixed charge coverage ratio during a trailing twelve-month period (calculated as $393.8 million at March 31, 2013).

As of March 31, 2013, our maximum availability for revolving borrowings under the 2016 Credit Facility was $393.8 million as a result of our failure to meet the consolidated fixed charge coverage ratio test at March 31, 2013. As of March 31, 2013, no revolving borrowings had been made under the facility, and letters of credit totaling $8.9 million had been issued, resulting in $384.9 million of availability for revolving borrowings under the 2016 Credit Facility. We believe that we will not meet the consolidated fixed charge coverage ratio test for at least the next twelve months.

Refer to Note 5 – “Indebtedness and Borrowing Facilities” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, for additional information regarding this credit facility.

CASH REQUIREMENTS

Long-term debt: In the first quarter of 2013, we repurchased $70.5 million of aggregate principal amount of our 2013 Convertible Notes. We paid a total of $69.7 million, which consisted of the purchase price of $69.5 million for the 2013 Convertible Notes plus $0.2 million in accrued and unpaid interest, to the holders of the notes. This transaction resulted in a loss of $0.3 million, which was classified as other loss on our condensed consolidated statements of comprehensive income. At March 31, 2013, $216.4 million aggregate principal amount of our 2013 Convertible Notes remained outstanding.

There have been no other significant changes to our long-term debt since December 31, 2012. Refer to Note 5 – “Indebtedness and Borrowing Facilities” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, for information regarding our long-term debt.

Capital Expenditures: We estimate that our capital expenditures for 2013 will range from $70 million to $90 million, based on our operating performance during the year. U.S. RadioShack company-operated store remodels and relocations and information systems projects will account for the majority of our anticipated 2013 capital expenditures. Cash and cash equivalents and cash generated from operating activities will be used to fund future capital expenditure needs. Additionally, our 2016 Credit Facility could be utilized to fund capital expenditures.

Restricted Cash: Restricted cash totaled $26.5 million at March 31, 2013, and is included in other current assets in our Consolidated Balance Sheets. This cash is pledged as collateral for a standby letter of credit issued to our casualty insurance provider. We have the ability to withdraw this cash at any time and instead provide a letter of credit issued under our 2016 Credit Facility. We have elected to pledge this cash as collateral for the letter of credit to reduce our costs associated with our casualty insurance. In April 2013, we increased restricted cash pledged as collateral by $5.6 million in connection with a change in our casualty insurance provider.

Purchase Obligations: We had purchase obligations of $286.3 million at March 31, 2013, which include product commitments and marketing agreements. Of this amount, $276.0 million will be spent in the next twelve months.

Contractual Obligations: Other than the decrease in our long-term debt and purchase obligations discussed above, there have been no significant changes to our contractual obligations and commercial commitments outside the ordinary course of business since December 31, 2012. Refer to our Annual Report on Form 10-K for the year ended December 31, 2012, for additional information regarding our contractual obligations and commercial commitments.

LIQUIDITY OUTLOOK

As of March 31, 2013, we had $434.9 million in cash and cash equivalents. Additionally, we had a credit facility of $450 million with availability of $384.9 million as of March 31, 2013. This resulted in a total liquidity position of $819.8 million at March 31, 2013.

We experienced a net loss of $43.3 million in the first quarter of 2013, and our net cash provided by operating activities was $16.9 million. Although we do not anticipate borrowing under our 2016 Credit Facility during 2013, we may cause letters of credit to be issued under this credit facility, which would reduce our total liquidity position.

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

We have considered the impact of our financial projections on our liquidity analysis and have evaluated the appropriateness of the key assumptions in our forecast such as sales, gross profit and SG&A expenses. We have analyzed our cash requirements, including our inventory position, other working capital changes, capital expenditures and borrowing availability under our credit facility. Based upon these evaluations and analyses, we expect that our anticipated sources of liquidity will be sufficient to meet our obligations without disposition of assets outside the ordinary course of business or significant revisions of our planned operations for at least the next twelve months.

If the trend in our results of operations continues or worsens after the next twelve months, we may be required to borrow more under our 2016 Credit Facility, or to take additional actions to improve our liquidity that would be outside the ordinary course of business. These actions could include: incurring additional debt at higher interest rates, reducing our capital expenditures to amounts below those required to support our current level of operations, closing a significant number of stores, further reducing our employee headcount, or selling one or more subsidiaries.

Capitalization
The following table sets forth information about our capitalization on the dates indicated.

	March 31,		December 31,		March 31,
	2013		2012		2012
(In millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent

Current maturities of long-term debt	$212.8	16.7%	$278.7	20.2%	$--	0.0%
Long-term debt, excluding current maturities	499.1	39.2	499.0	36.3	674.9	47.7
Total debt	711.9	55.9	777.7	56.5	674.9	47.7
Stockholders’ equity	561.4	44.1	598.7	43.5	739.7	52.3
Total capitalization	$1,273.3	100.0%	$1,376.4	100.0%	$1,414.6	100.0%

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

OFF-BALANCE SHEET ARRANGEMENTS
Other than our operating leases, we do not have any off-balance sheet financing arrangements, transactions, or special purpose entities. Refer to Note 13 – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, for information regarding our operating leases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our critical accounting policies and estimates have not significantly changed since December 31, 2012. Refer to our Annual Report on Form 10-K for the year ended December 31, 2012, for a discussion of our critical accounting policies and estimates.

FACTORS THAT MAY AFFECT FUTURE RESULTS
Matters discussed in MD&A and in other parts of this report include forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are statements that are not historical and may be identified by the use of words such as “expect,” “anticipate,” “believe,” “estimate,” “potential” or similar words. These matters include statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks, and uncertainties, including the risk factors described in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012. Management cautions that forward-looking statements are not guarantees, and our actual results could differ materially from those expressed or implied in the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 31, 2013, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our cash equivalents of $298.0 million and our $175 million of term loans that bear interest at variable rates, in each case at March 31, 2013. A hypothetical 1% increase in short-term interest rates would result in a corresponding decrease in annual net interest expense of approximately $1.9 million. Short-term liquid investments at variable interest rates currently yield less than 1% on an annualized basis. A hypothetical decrease of short-term interest rates to zero would result in a corresponding increase in annual net interest expense of approximately $0.4 million. This hypothetical example assumes no change in the proportionate relationship between our cash equivalent balance and the amount of our variable interest rate debt.

We have market risk arising from changes in foreign currency exchange rates related to our purchase of inventory from manufacturers located in China and other areas outside the U.S. Our purchases are denominated in U.S. dollars, and any weakening of the U.S. dollar against the Chinese currency, or other currencies, could cause our vendors to increase the prices of items we purchase from them. It is not possible to estimate the effect of foreign currency exchange rate changes on our purchases of this inventory. We are also exposed to foreign currency fluctuations related to our Mexican subsidiary, which accounted for less than 5% of our consolidated net sales and operating revenues in the periods covered by this report.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established a system of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) designed to ensure that information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer (Chief Executive Officer) and our principal financial officer (Executive Vice President – Chief Financial Officer and Chief Administrative Officer), as appropriate, to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, including our principal executive officer and principal financial officer. Based upon that evaluation, management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Refer to Note 8 – “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for information on legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)  Stock Repurchases

The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
January 1 – 31, 2013	--		$--	--	$188,100,224
February 1 – 28, 2013	25,667	(3)	$3.08	--	$188,100,224
March 1 – 31, 2013	--		$--	--	$188,100,224
Total	25,667			--

(1)
In October 2011 our Board of Directors approved an authorization for a total share repurchase of $200 million of the Company’s common stock to be executed through open market or private transactions. The share repurchase authorization has no stated expiration date. As of March 31, 2013, $188.1 million of the total authorized amount was available for share repurchases under this program. We announced on January 30, 2012, that we had suspended further share repurchases under this program.

(2)	During the period covered by this table, no publicly-announced stock purchase program expired or was terminated.
(3)	Shares acquired by RadioShack for tax withholdings upon vesting of restricted stock awards, which were not repurchased pursuant to a share repurchase program.

ITEM 6. EXHIBITS.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this Quarterly Report on Form 10-Q is set forth in the Index to Exhibits on page 28.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIOSHACK CORPORATION

April 23, 2013	By:	/s/ Dorvin D. Lively
Dorvin D. Lively
Executive Vice President – Chief Financial Officer and Chief Administrative Officer
(principal financial officer)

April 23, 2013	By:	/s/ Martin O. Moad
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
10.1
Amended and Restated Joint Venture Agreement, dated January 31, 2013, among RadioShack Global Sourcing (Hong Kong) Ltd., First Honest Enterprises Limited and Perfect Legend Development Limited (filed as Exhibit 99.1 to RadioShack’s Form 8-K filed on February 1, 2013, and incorporated herein by reference).

10.2	Employment Offer Letter to Joseph C. Magnacca, dated February 7, 2013 (filed as Exhibit 99.2 to RadioShack’s Form 8-K filed on February 8, 2013, and incorporated herein by reference).
31 (2)	Rule 13a-14(a) Certification of the principal executive and financial officer of RadioShack Corporation.
32 (2)(3)	Section 1350 Certification of the chief executive and financial officer of RadioShack Corporation.
101.INS	XBRL Instance Document (2)(4)
101.SCH	XBRL Taxonomy Extension Schema Document (2)(4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)(4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)(4)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)(4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)(4)

(1)	RadioShack Corporation was known as Tandy Corporation until May 18, 2000.
(2)	Filed with this report.
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