Form 10-Q/A
period 2013-04-24
RADIOSHACK CORP
filed 2013-04-24
CIK 96289

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

EXPLANATORY NOTE

Why we are filing this Amendment No. 1 to our Form 10-Q

The Company is amending its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, solely to correct certain amounts included in a table under the heading “Comparative Information” on page 22. The table was included to present our results from continuing operations in a manner that reflects the reclassification of our Target Mobile centers to discontinued operations. The annual amounts in the table labeled as gross profit for the years ended December 31, 2011, 2010, and 2009, have been corrected.

Except for the changes pertaining to these corrections, this Amendment No. 1 makes no other changes to the Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on April 23, 2013.

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

	Three Months Ended
(In millions, except per share amounts)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012

Net sales and operating revenues	$913.3	$848.6	$898.0	$1,171.4
Gross profit	$370.1	$340.2	$340.8	$419.3
Selling, general and administrative	$345.3	$337.0	$354.0	$383.5
Operating income (loss)	$7.1	$(14.1)	$(34.0)	$16.0
Loss from continuing operations	$(4.7)	$(16.2)	$(31.4)	$(58.5)
Diluted loss per share from continuing operations	$(0.05)	$(0.16)	$(0.31)	$(0.58)

	Three Months Ended
(In millions, except per share amounts)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011

Net sales and operating revenues	$976.9	$878.8	$935.4	$1,241.0
Gross profit	$441.5	$410.8	$417.2	$452.9
Selling, general and administrative	$354.6	$340.7	$380.2	$399.2
Operating income	$68.9	$52.1	$18.5	$34.5
Income from continuing operations	$33.8	$25.5	$5.1	$14.3
Diluted income per share from continuing operations	$0.32	$0.25	$0.05	$0.14

	Year Ended December 31,
(In millions, except per share amounts)	2012	2011	2010	2009

Net sales and operating revenues	$3,831.3	$4,032.1	$4,201.1	$4,065.8
Gross profit	$1,470.4	$1,722.4	$1,889.9	$1,868.4
Selling, general and administrative	$1,419.8	$1,474.7	$1,457.1	$1,431.1
Operating (loss) income	$(25.0)	$174.0	$354.6	$355.1
(Loss) income from continuing operations	$(110.8)	$78.7	$193.4	$196.2
Diluted (loss) income per share from continuing operations	$(1.11)	$0.76	$1.58	$1.56

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

RADIOSHACK CORPORATION

April 24, 2013	By:	/s/ Dorvin D. Lively
Dorvin D. Lively
Executive Vice President – Chief Financial Officer and Chief Administrative Officer
(principal financial officer)

April 24, 2013	By:	/s/ Martin O. Moad
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

10.2	Employment Offer Letter to Joseph C. Magnacca, dated February 7, 2013 (filed as Exhibit 99.2 to RadioShack’s Form 8-K filed on February 8, 2013, and incorporated herein by reference).
31(a) (2)	Rule 13a-14(a) Certification of the principal executive officer of RadioShack Corporation.
31(b) (2)	Rule 13a-14(a) Certification of the principal financial officer of RadioShack Corporation.
32 (2)(3)	Section 1350 Certifications of the chief executive officer and the chief financial officer of RadioShack Corporation.
101.INS	XBRL Instance Document (2)(4)
101.SCH	XBRL Taxonomy Extension Schema Document (2)(4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)(4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)(4)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)(4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)(4)

(1)	RadioShack Corporation was known as Tandy Corporation until May 18, 2000.
(2)	Filed with this report.
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