Form 10-Q
period 2013-06-30
RADIOSHACK CORP
filed 2013-07-23
CIK 96289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on July 15, 2013, was 99,703,041.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2013	2012	2013	2012
Net sales and operating revenues	$844.5	$848.6	$1,693.5	$1,761.9
Cost of products sold (includes depreciation amounts of $2.2 million,
$2.1 million, $4.5 million, and $4.1 million, respectively)	530.7	508.4	1,042.4	1,051.6
Gross profit	313.8	340.2	651.1	710.3

Operating expenses:
Selling, general and administrative	336.9	337.0	674.8	682.3
Depreciation and amortization	15.5	16.3	32.0	33.5
Impairment of long-lived assets	2.8	1.0	4.2	1.5
Total operating expenses	355.2	354.3	711.0	717.3

Operating loss	(41.4)	(14.1)	(59.9)	(7.0)

Interest income	0.3	0.3	0.7	0.8
Interest expense	(14.1)	(12.9)	(29.1)	(26.0)
Other loss	--	--	(0.3)	--

Loss from continuing operations before income taxes	(55.2)	(26.7)	(88.6)	(32.2)
Income tax benefit	(1.8)	(10.5)	(0.4)	(11.3)

Loss from continuing operations	(53.4)	(16.2)	(88.2)	(20.9)
Discontinued operations, net of income taxes	0.3	(4.8)	(8.2)	(8.1)

Net loss	$(53.1)	$(21.0)	$(96.4)	$(29.0)

Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.53)	$(0.16)	$(0.88)	$(0.21)
Loss per share from discontinued operations	--	(0.05)	(0.08)	(0.08)
Net loss per share	$(0.53)	$(0.21)	$(0.96)	$(0.29)

Shares used in computing net loss per share:

Basic and diluted	100.7	100.1	100.7	100.0

Comprehensive loss	$(56.7)	$(23.9)	$(95.7)	$(26.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,	June 30,
(In millions, except share amounts)	2013	2012	2012
Assets
Current assets:
Cash and cash equivalents	$432.0	$535.7	$517.7
Accounts and notes receivable, net	218.5	452.5	250.0
Inventories	825.8	908.3	828.7
Other current assets	90.4	85.4	144.8
Total current assets	1,566.7	1,981.9	1,741.2

Property, plant and equipment, net	208.8	239.0	256.5
Goodwill, net	36.5	36.6	38.4
Other assets, net	41.5	41.6	51.6
Total assets	$1,853.5	$2,299.1	$2,087.7

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$213.5	$278.7	$355.4
Accounts payable	200.7	435.6	352.3
Accrued expenses and other current liabilities	213.4	263.9	241.7
Total current liabilities	627.6	978.2	949.4

Long-term debt, excluding current maturities	499.2	499.0	323.9
Other non-current liabilities	220.1	223.2	109.8
Total liabilities	1,346.9	1,700.4	1,383.1

Commitments and contingencies (See Note 8)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized;
146,033,000 shares issued	146.0	146.0	146.0
Additional paid-in capital	134.2	133.3	135.5
Retained earnings	1,264.4	1,360.8	1,471.2
Treasury stock, at cost; 46,330,000, 46,425,000,
and 46,591,000 shares, respectively	(1,031.2)	(1,033.9)	(1,038.9)
Accumulated other comprehensive loss	(6.8)	(7.5)	(9.2)
Total stockholders’ equity	506.6	598.7	704.6
Total liabilities and stockholders’ equity	$1,853.5	$2,299.1	$2,087.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,
(In millions)	2013	2012
Cash flows from operating activities:
Net loss	$(96.4)	$(29.0)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	37.7	41.0
Amortization of discounts on long-term debt	6.2	8.7
Impairment of long-lived assets	4.2	1.5
Stock-based compensation	4.8	3.7
Other non-cash items	1.9	3.1
Changes in assets and liabilities:
Accounts and notes receivable	234.1	110.1
Inventories	82.5	(83.2)
Other current assets	1.1	(3.0)
Accounts payable	(155.7)	20.5
Accrued expenses and other	(57.4)	(50.5)
Net cash provided by operating activities	63.0	22.9

Cash flows from investing activities:
Additions to property, plant and equipment	(11.7)	(27.7)
Proceeds from sale of property, plant and equipment	6.5	--
Changes in restricted cash	(5.6)	(26.5)
Other investing activities	(3.6)	0.1
Net cash used in investing activities	(14.4)	(54.1)

Cash flows from financing activities:
Principal amount of long-term debt repayments	(72.5)	--
Payments of dividends	--	(24.9)
Changes in cash overdrafts	(79.8)	(17.9)
Net cash used in financing activities	(152.3)	(42.8)

Net decrease in cash and cash equivalents	(103.7)	(74.0)
Cash and cash equivalents, beginning of period	535.7	591.7
Cash and cash equivalents, end of period	$432.0	$517.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Throughout this report, the terms “our,” “we,” “us,” “Company,” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We prepared the accompanying unaudited condensed consolidated financial statements, which include the accounts of RadioShack Corporation and all majority-owned domestic and foreign subsidiaries, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three and six month periods ended June 30, 2013 and 2012, do not necessarily indicate the results you might expect for the full year. For further information, refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Reclassifications: Certain amounts in the June 30, 2012, financial statements have been reclassified to conform to the June 30, 2013, and December 31, 2012, presentations. These reclassifications had no effect on net income, total assets, total liabilities, or total stockholders’ equity as previously reported. The most significant reclassification was a change to our presentation of certain deferred rent in the amount of $25.8 million from a current liability to a non-current liability in our June 30, 2012, Consolidated Balance Sheet to be more consistent with retail industry practice.

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

NOTE 3 – DISCONTINUED OPERATIONS

We account for closed retail locations as discontinued operations when the cash flows of a retail location have been eliminated from our ongoing operations, and we do not have any significant continuing involvement in its operations. In reaching the determination as to whether the cash flows of a retail location have been eliminated from our ongoing operations, we consider whether it is likely that customers will migrate to our other retail locations in the same geographic market.

We ceased operating all of our Target Mobile centers prior to March 31, 2013. We concluded that the cash flows from these centers were eliminated from our ongoing operations. Therefore, the results of these operations, net of income taxes, have been presented as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income for all periods presented.

Upon ceasing these operations, we transitioned substantially all of our Target Mobile center employees to a third-party service provider that will continue to operate these locations on Target Corporation’s behalf. Net sales and operating revenues related to these discontinued operations were $2.4 million for the second quarter of 2013 and $72.2 million for the first six months of 2013, compared with $104.7 million and $199.6 million, respectively, for the same periods last year. The income (loss) before income taxes for these discontinued operations was income of $0.4 million for the second quarter of 2013 and a loss of $7.9 million for the first six months of 2013, compared with losses of $7.1 million and $12.4 million, respectively, for the same periods last year.

The amounts reported in discontinued operations for the second quarter of 2013 related to adjustments of estimates to actual results for items such as sales returns, wireless deactivations, and advertising expenses.

NOTE 4 – INDEBTEDNESS

2013 Convertible Notes: In the first six months of 2013, we repurchased $72.5 million of aggregate principal amount of 2.50% convertible senior notes due August 1, 2013 (the “2013 Convertible Notes”). We paid a total of $71.6 million, which consisted of the purchase price of $71.4 million for the 2013 Convertible Notes plus $0.2 million in accrued and unpaid interest, to the holders of the notes. This transaction resulted in a loss of $0.3 million, which was classified as other loss on our Condensed Consolidated Statements of Comprehensive Income. At June 30, 2013, there was $214.4 million aggregate principal amount of 2013 Convertible Notes still outstanding.

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

The following table reconciles the numerator and denominator used in the basic and diluted net loss per share calculations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012

Numerator:
Loss from continuing operations	$(53.4)	$(16.2)	$(88.2)	$(20.9)
Discontinued operations, net of taxes	0.3	(4.8)	(8.2)	(8.1)
Net loss	$(53.1)	$(21.0)	$(96.4)	$(29.0)

Denominator:
Weighted-average common shares outstanding	100.7	100.1	100.7	100.0
Dilutive effect of stock-based awards	--	--	--	--
Weighted-average shares for diluted net loss per share	100.7	100.1	100.7	100.0

The following table includes common stock equivalents that were not included in the calculation of diluted net loss per share for the periods presented. These securities could be dilutive in future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012

Employee stock options (1) (2)	10.0	7.4	10.0	7.4
Warrants to purchase common stock (3)	15.8	15.8	15.8	15.8
Convertible debt instruments (4)	9.0	15.8	9.0	15.8

(1)
Certain employee stock options were excluded from weighted-average shares for diluted net loss per share because the exercise prices exceeded the average market price of our common stock during the period, and the effect of their inclusion would be antidilutive. For the second quarter of 2013 and the first six months of 2013, 6.7 million employee stock options were excluded from both periods for this reason, compared with 7.4 million in the same periods last year.

(2)
Certain employee stock options were excluded from weighted-average shares for diluted net loss per share because the effect of their inclusion would reduce our net loss per share and would be antidilutive. For the second quarter of 2013 and the first six months of 2013, 3.3 million employee stock options were excluded from both periods for this reason.

(3)
These common stock equivalents were excluded because the exercise prices ($35.88 per share for all periods) exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive.

(4)
These common stock equivalents were excluded because the exercise prices ($23.77 per share for all periods) exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive.

NOTE 6 – FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(In millions)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

Three Months Ended June 30, 2013
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

U.S. RadioShack Company-Operated Stores: For the three months ended June 30, 2013, long-lived assets held and used in certain locations of our U.S. RadioShack company-operated stores segment with a total carrying value of $3.9 million were written down to their fair value of $1.1 million, resulting in an impairment charge of $2.8 million that was included in our operating results for the period.

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

Carrying amounts and the related estimated fair values of our long-term debt financial instruments are as follows:

			Basis of Fair Value Measurements
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair Value	Identical Items	Inputs	Inputs
(In millions)	Amount	of Liabilities	(Level 1)	(Level 2)	(Level 3)

As of June 30, 2013
2013 Convertible Notes	$213.5	$211.7	--	$211.7	--
2019 Notes	$323.2	$229.9	--	$229.9	--
Secured term loans	$175.0	$175.0	--	--	$175.0
Other	$1.0	$1.0	--	--	$1.0

As of December 31, 2012
2013 Convertible Notes	$278.7	$265.9	--	$265.9	--
2019 Notes	$323.0	$198.3	--	$198.3	--
Secured term loans	$175.0	$175.0	--	--	$175.0
Other	$1.0	$1.0	--	--	$1.0

NOTE 7 – INCOME TAXES

We continue to provide a valuation allowance against all of our U.S. federal and state deferred tax assets. As a result, we did not record any U.S. federal or state income tax benefit related to our operating losses for the first six months of 2013. We continue to recognize income tax expense related to our foreign operations and interest accrued on our liabilities for uncertain tax positions. In addition, we continue to recognize income tax expense in certain state jurisdictions.

The effective rate for the second quarter and for the first six months of 2013 was affected by the recognition of previously unrecognized tax benefits of $2.5 million due to the settlement of state income tax matters during the periods.

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

Brookler v. RadioShack Corporation:  On April 6, 2004, plaintiffs filed a putative class action in Los Angeles Superior Court, Brookler v. RadioShack Corporation, claiming that we violated California's wage and hour laws relating to meal and rest periods. The meal period portion of the case was originally certified as a class action in February 2006. Our first Motion for Decertification of the class was denied in August 2007. After a favorable decision at the California Court of Appeals in a similar case, Brinker Restaurant Corporation v. Superior Court, we filed a second motion for decertification and in October 2008 the trial court granted our motion. The plaintiffs in Brookler appealed this ruling. Due to the unsettled nature of California law regarding the obligations of employers with respect to meal periods, we and the Brookler plaintiffs requested that the California Court of Appeals stay its ruling on the plaintiffs’ appeal of the class decertification ruling pending the California Supreme Court’s decision in Brinker. The appellate court denied this joint motion and then heard oral arguments in the case on August 5, 2010. On August 26, 2010, the California Court of Appeals reversed the trial court’s decertification of the class, and our Petition for Rehearing was denied on September 14, 2010. On September 28, 2010, we filed a Petition for Review with the California Supreme Court, which granted review and placed the case on hold pending its decision in Brinker. On April 12, 2012, the California Supreme Court issued its decision in Brinker. On June 20, 2012, the California Supreme Court remanded the Brookler case to the California Court of Appeals instructing it to vacate its prior order and reconsider its ruling in light of the Supreme Court’s ruling in Brinker. Both parties filed supplemental briefs and oral argument was held on November 1, 2012. On December 5, 2012, the Court of Appeals affirmed the trial court’s decertification of the meal period class. Plaintiff filed a motion to amend his Complaint to assert rest and meal period as well as off the clock and PAGA claims and to add an additional class representative on June 14, 2013, On July 18, 2013, the Court granted the motion to amend and plaintiff filed his Second Amended Complaint. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Ordonez v. RadioShack Corporation:  In May 2010, Daniel Ordonez, on behalf of himself and all other similarly situated current and former employees, filed a Complaint against the Company in the Los Angeles Superior Court. In July 2010, Ordonez filed an Amended Complaint alleging, among other things, that we failed to provide required meal periods and rest breaks, pay for all time worked, pay overtime compensation, pay minimum wages, and maintain required records. In September 2010 we removed the case to the United States District Court for the Central District of California. The proposed putative class in Ordonez consists of all current and former non-exempt employees who held the position of sales associate or stock person for a period within the four (4) years preceding the filing of the Complaint. The meal period claims raised in Ordonez are similar to the claims raised in Brookler as discussed above. Pursuant to a motion filed by the Ordonez parties, the court granted a Stipulation and Order to Stay Proceedings pending the decision of the California Supreme Court in the Brinker case. On April 12, 2012, the California Supreme Court issued its decision in Brinker. On July 27, 2012, Ordonez filed a Motion for Class Certification. A hearing on the Motion was held on November 19, 2012. On January 17, 2013, the court denied, without prejudice, Ordonez’s Motion for Class Certification as to all claims. On February 4, 2013, Ordonez filed a Motion for Reconsideration of the court’s denial of class certification with regard to the rest period claim. The court ordered that Ordonez could take one additional deposition and file a renewed Motion for Class Certification. The deposition was conducted on May 23, 2013 and the deadline for filing the motion is July 26, 2013. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Song-Beverly Credit Card Act Litigation:  In November 2010 RadioShack received service of process with respect to the first of four putative class action lawsuits filed in California (Sosinov v. RadioShack, Los Angeles Superior Court; Bitter v. RadioShack, Federal District Court, Central District of California; Moreno v. RadioShack, Federal District Court, Southern District of California; and Grant v. RadioShack, San Francisco Superior Court). The plaintiffs in all of these cases seek damages under California’s Song-Beverly Credit Card Act (the “Act”). Plaintiffs claim that under one section of the Act, retailers are prohibited from recording certain personal identification information regarding their customers while processing credit card transactions unless certain statutory exceptions are applicable. The Act provides that any person who violates this section is subject to a civil penalty not to exceed $250 for the first violation and $1,000 for each subsequent violation. In each of the cases, plaintiffs allege that we violated the Act by asking them for personal identification information while processing a credit card transaction and then recording it. In May 2011 the Bitter case was stayed by the court pending the conclusion of the Sosinov case. In June 2012, the Moreno case was settled for a nominal amount and dismissed. In July 2012, we reached a settlement of the Sosinov case. In November 2012, the court granted preliminary approval of the settlement. Notices were sent to the class members. On March 27, 2013, the court granted final approval of the settlement. The class of plaintiffs in the Sosinov case includes the plaintiffs in the Grant and Bitter cases. Therefore resolving the Sosinov case should resolve the Grant and Bitter claims, although the Bitter and Grant cases have not yet been dismissed. We expect these cases to be dismissed within the next few months. The settlement will not have a material adverse effect on our consolidated financial statements.

FACTA Litigation:  On September 26, 2011, Scott D.H. Redman filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of Illinois. Mr. Redman claims that we violated certain provisions of the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”), which amended the Fair Credit Reporting Act, by displaying the expiration dates of our customers’ credit or debit cards on electronically printed transaction receipts. Mr. Redman filed a motion seeking to certify a class that includes all persons to whom the Company provided an electronically printed transaction receipt, in transactions occurring after June 3, 2008, that displayed the expiration date of the person’s credit or debit card. On November 3, 2011, Mario Aliano and Vitoria Radavicuite filed a similar putative class action lawsuit against the Company, also in the United States District Court for the Northern District of Illinois, alleging similar violations of FACTA. Mr. Aliano and Ms. Radavicuite initially filed a motion seeking to certify a class that includes all persons to whom the Company provided an electronically printed transaction receipt, in transactions occurring in Illinois after June 3, 2008, that displayed the expiration date of the person's credit or debit card. On December 28, 2011, Mr. Aliano and Ms. Radavicuite filed an amended complaint and an amended motion seeking to certify a class that was not limited to transactions occurring in Illinois. On January 11, 2012, the Aliano lawsuit was reassigned to the judge presiding over the Redman lawsuit on the basis of relatedness, and the two cases were consolidated for all purposes. On January 25, 2012, the presiding judge referred the matter to the magistrate judge assigned to the consolidated cases for mediation, extending the time by which the Company must respond to the pending complaints to such time as the magistrate judge shall order, and holding the motions for class certification in abeyance. In November 2012 the parties reached a tentative settlement. On May 16, 2013, the parties executed a settlement agreement. On May 29, 2013, the court granted preliminary approval of the settlement. Notices of the settlement have been mailed to known class members and published in several national publications. A hearing on final approval of the settlement is set for September 17, 2013. The outcome of these cases is still uncertain and the ultimate resolution of them could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Additional Disclosure:  For certain loss contingencies, we are currently able to estimate the reasonably possible loss or range of loss, including reasonably possible loss amounts in excess of our accruals, and we estimate that the aggregate of these amounts could be up to $16.6 million. This amount reflects recent developments in case law that pertain to certain claims currently pending against the Company. Probable and reasonably possible losses that we are currently unable to estimate are not included in this amount. In future periods, we may recognize a loss for all, part, or none of this amount.

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

NOTE 9 – SEGMENT REPORTING

The U.S. RadioShack company-operated stores segment consists solely of our 4,311 U.S. company-operated retail stores, all operating under the RadioShack brand name. We evaluate the performance of our segments based on operating income, which is defined as sales less cost of products sold and certain direct operating expenses, including labor, rent, and occupancy costs. Asset balances by segment have not been included in the table below, as these are managed on a company-wide level and are not fully allocated to segments for management reporting purposes. Amounts in the other category reflect our business activities that are not separately reportable, which include sales to our independent dealers, sales generated by our Mexican subsidiary and our www.radioshack.com website, sales to commercial customers, and sales to other third parties through our global sourcing operations.

Revenue by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
U.S. RadioShack company-operated stores	$768.7	$772.4	$1,538.8	$1,606.0
Other	75.8	76.2	154.7	155.9
	$844.5	$848.6	$1,693.5	$1,761.9

Operating income (loss) by reportable segment and the reconciliation to loss from continuing operations before income taxes are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
U.S. RadioShack company-operated stores	$39.4	$72.0	$100.6	$163.3
Other	3.3	6.0	11.6	14.4
	42.7	78.0	112.2	177.7

Unallocated (1)	(84.1)	(92.1)	(172.1)	(184.7)
Operating loss	(41.4)	(14.1)	(59.9)	(7.0)

Interest income	0.3	0.3	0.7	0.8
Interest expense	(14.1)	(12.9)	(29.1)	(26.0)
Other loss	--	--	(0.3)	--
Loss from continuing operations before income taxes	$(55.2)	$(26.7)	$(88.6)	$(32.2)

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

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Three Months Ended June 30, 2013

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$811.8	$624.9	$31.0	$(623.2)	$844.5
Cost of products sold	522.2	611.1	20.6	(623.2)	530.7
Gross profit	289.6	13.8	10.4	--	313.8

Operating expenses:
Selling, general and administrative	322.3	1.0	13.6	--	336.9
Depreciation and amortization	14.7	--	0.8	--	15.5
Impairment of long-lived assets	2.8	--	--	--	2.8
Total operating expenses	339.8	1.0	14.4	--	355.2

Operating (loss) income	(50.2)	12.8	(4.0)	--	(41.4)

Interest income	--	2.8	1.5	(4.0)	0.3
Interest expense	(17.9)	--	(0.2)	4.0	(14.1)
Other income	--	--	--	--	--

(Loss) income from continuing operations
before income taxes	(68.1)	15.6	(2.7)	--	(55.2)
Income tax (benefit) expense	(4.7)	4.0	(1.1)	--	(1.8)
Equity in earnings of subsidiaries, net of income taxes	10.3	(1.9)	--	(8.4)	--

(Loss) income from continuing operations	(53.1)	9.7	(1.6)	(8.4)	(53.4)
Discontinued operations, net of income taxes	--	0.3	--	--	0.3

Net (loss) income	$(53.1)	$10.0	$(1.6)	$(8.4)	$(53.1)

Comprehensive (loss) income	$(56.7)	$6.4	$(5.1)	$(1.3)	$(56.7)

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Three Months Ended June 30, 2012

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$933.0	$864.8	$27.9	$(977.1)	$848.6
Cost of products sold	646.9	821.2	17.4	(977.1)	508.4
Gross profit	286.1	43.6	10.5	--	340.2

Operating expenses:
Selling, general and administrative	324.2	1.8	11.0	--	337.0
Depreciation and amortization	15.8	--	0.5	--	16.3
Impairment of long-lived assets	1.0	--	--	--	1.0
Total operating expenses	341.0	1.8	11.5	--	354.3

Operating (loss) income	(54.9)	41.8	(1.0)	--	(14.1)

Interest income	--	2.8	1.4	(3.9)	0.3
Interest expense	(16.8)	--	--	3.9	(12.9)

(Loss) income from continuing operations
before income taxes	(71.7)	44.6	0.4	--	(26.7)
Income tax (benefit) expense	(29.0)	19.1	(0.6)	--	(10.5)
Equity in earnings of subsidiaries, net of income taxes	21.7	0.6	--	(22.3)	--

(Loss) income from continuing operations	(21.0)	26.1	1.0	(22.3)	(16.2)
Discontinued operations, net of income taxes	--	(4.8)	--	--	(4.8)

Net (loss) income	$(21.0)	$21.3	$1.0	$(22.3)	$(21.0)

Comprehensive (loss) income	$(23.9)	$18.2	$(2.2)	$(16.0)	$(23.9)

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Six Months Ended June 30, 2013

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$1,696.3	$1,350.7	$65.7	$(1,419.2)	$1,693.5
Cost of products sold	1,092.7	1,325.7	43.2	(1,419.2)	1,042.4
Gross profit	603.6	25.0	22.5	--	651.1

Operating expenses:
Selling, general and administrative	649.3	0.5	25.0	--	674.8
Depreciation and amortization	30.4	--	1.6	--	32.0
Impairment of long-lived assets	4.2	--	--	--	4.2
Total operating expenses	683.9	0.5	26.6	--	711.0

Operating (loss) income	(80.3)	24.5	(4.1)	--	(59.9)

Interest income	0.3	5.4	2.9	(7.9)	0.7
Interest expense	(36.7)	--	(0.3)	7.9	(29.1)
Other loss	(0.3)	--	--	--	(0.3)

(Loss) income from continuing operations
before income taxes	(117.0)	29.9	(1.5)	--	(88.6)
Income tax (benefit) expense	(6.3)	6.6	(0.7)	--	(0.4)
Equity in earnings of subsidiaries, net of income taxes	14.3	(1.8)	--	(12.5)	--

(Loss) income from continuing operations	(96.4)	21.5	(0.8)	(12.5)	(88.2)
Discontinued operations, net of income taxes	--	(8.2)	--	--	(8.2)

Net (loss) income	$(96.4)	$13.3	$(0.8)	$(12.5)	$(96.4)

Comprehensive (loss) income	$(95.7)	$14.1	$(0.1)	$(14.0)	$(95.7)

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Six Months Ended June 30, 2012

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$1,911.8	$1,622.4	$59.3	$(1,831.6)	$1,761.9
Cost of products sold	1,305.3	1,541.0	36.9	(1,831.6)	1,051.6
Gross profit	606.5	81.4	22.4	--	710.3

Operating expenses:
Selling, general and administrative	657.6	3.8	20.9	--	682.3
Depreciation and amortization	32.5	--	1.0	--	33.5
Impairment of long-lived assets	1.5	--	--	--	1.5
Total operating expenses	691.6	3.8	21.9	--	717.3

Operating (loss) income	(85.1)	77.6	0.5	--	(7.0)

Interest income	0.1	5.5	2.9	(7.7)	0.8
Interest expense	(33.7)	--	--	7.7	(26.0)
Other income	--	--	--	--	--

(Loss) income from continuing operations
before income taxes	(118.7)	83.1	3.4	--	(32.2)
Income tax (benefit) expense	(45.8)	34.1	0.4	--	(11.3)
Equity in earnings of subsidiaries, net of income taxes	43.9	2.1	--	(46.0)	--

(Loss) income from continuing operations	(29.0)	51.1	3.0	(46.0)	(20.9)
Discontinued operations, net of income taxes	--	(8.1)	--	--	(8.1)

Net (loss) income	$(29.0)	$43.0	$3.0	$(46.0)	$(29.0)

Comprehensive (loss) income	$(26.3)	$45.5	$5.4	$(50.9)	$(26.3)

Condensed Consolidating Balance Sheets (unaudited)

At June 30, 2013

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$93.8	$322.6	$15.6	$--	$432.0
Accounts and notes receivable, net	216.7	--	1.8	--	218.5
Inventories	778.8	13.1	33.9	--	825.8
Other current assets	79.5	4.5	6.4	--	90.4
Intercompany receivables	--	245.1	--	(245.1)	--
Intercompany notes receivable	--	1,463.0	--	(1,463.0)	--
Total current assets	1,168.8	2,048.3	57.7	(1,708.1)	1,566.7

Property, plant and equipment, net	194.8	0.9	13.1	--	208.8
Goodwill, net	--	0.5	36.0	--	36.5
Other assets, net	28.4	0.7	12.4	--	41.5
Investment in subsidiaries	2,059.0	73.7	--	(2,132.7)	--
Total assets	$3,451.0	$2,124.1	$119.2	$(3,840.8)	$1,853.5

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$213.5	$--	$--	$--	$213.5
Accounts payable	181.4	6.9	12.4	--	200.7
Accrued expenses and other current liabilities	182.6	24.4	6.4	--	213.4
Intercompany payables	230.9	--	14.2	(245.1)	--
Intercompany notes payable	1,463.0	--	--	(1,463.0)	--
Total current liabilities	2,271.4	31.3	33.0	(1,708.1)	627.6

Long-term debt, excluding current maturities	499.2	--	--	--	499.2
Other non-current liabilities	173.8	45.8	0.5	--	220.1
Total liabilities	2,944.4	77.1	33.5	(1,708.1)	1,346.9

Stockholders’ equity	506.6	2,047.0	85.7	(2,132.7)	506.6
Total liabilities and stockholders’ equity	$3,451.0	$2,124.1	$119.2	$(3,840.8)	$1,853.5

Condensed Consolidating Balance Sheets (unaudited)

At December 31, 2012

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$84.9	$430.5	$20.3	$--	$535.7
Accounts and notes receivable, net	381.0	69.6	1.9	--	452.5
Inventories	804.8	62.7	40.8	--	908.3
Other current assets	74.8	4.2	6.4	--	85.4
Intercompany receivables	--	146.9	--	(146.9)	--
Intercompany notes receivable	--	1,354.5	--	(1,354.5)	--
Total current assets	1,345.5	2,068.4	69.4	(1,501.4)	1,981.9

Property, plant and equipment, net	218.5	6.3	14.2	--	239.0
Goodwill, net	--	0.5	36.1	--	36.6
Other assets, net	30.7	0.1	10.8	--	41.6
Investment in subsidiaries	2,041.0	77.8	--	(2,118.8)	--
Total assets	$3,635.7	$2,153.1	$130.5	$(3,620.2)	$2,299.1

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$278.7	$--	$--	$--	$278.7
Accounts payable	373.0	36.5	26.1	--	435.6
Accrued expenses and other current liabilities	217.6	36.4	9.9	--	263.9
Intercompany payables	141.7	--	5.2	(146.9)	--
Intercompany notes payable	1,354.5	--	--	(1,354.5)	--
Total current liabilities	2,365.5	72.9	41.2	(1,501.4)	978.2

Long-term debt, excluding current maturities	499.0	--	--	--	499.0
Other non-current liabilities	172.5	50.5	0.2	--	223.2
Total liabilities	3,037.0	123.4	41.4	(1,501.4)	1,700.4

Stockholders’ equity	598.7	2,029.7	89.1	(2,118.8)	598.7
Total liabilities and stockholders’ equity	$3,635.7	$2,153.1	$130.5	$(3,620.2)	$2,299.1

Condensed Consolidating Balance Sheets (unaudited)

At June 30, 2012

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$153.4	$344.0	$20.3	$--	$517.7
Accounts and notes receivable, net	206.9	38.3	4.8	--	250.0
Inventories	718.0	76.4	34.3	--	828.7
Other current assets	138.8	0.9	5.1	--	144.8
Intercompany receivables	--	197.7	--	(197.7)	--
Intercompany notes receivable	--	1,452.4	--	(1,452.4)	--
Total current assets	1,217.1	2,109.7	64.5	(1,650.1)	1,741.2

Property, plant and equipment, net	227.2	20.7	8.6	--	256.5
Goodwill, net	3.0	0.5	34.9	--	38.4
Other assets, net	39.6	1.5	10.5	--	51.6
Investment in subsidiaries	2,079.3	74.8	--	(2,154.1)	--
Total assets	$3,566.2	$2,207.2	$118.5	$(3,804.2)	$2,087.7

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$355.4	$--	$--	$--	$355.4
Accounts payable	263.6	68.6	20.1	--	352.3
Accrued expenses and other current liabilities	189.8	43.4	8.5	--	241.7
Intercompany payables	195.8	--	1.9	(197.7)	--
Intercompany notes payable	1,452.4	--	--	(1,452.4)	--
Total current liabilities	2,457.0	112.0	30.5	(1,650.1)	949.4

Long-term debt, excluding current maturities	323.9	--	--	--	323.9
Other non-current liabilities	80.7	28.3	0.8	--	109.8
Total liabilities	2,861.6	140.3	31.3	(1,650.1)	1,383.1

Stockholders’ equity	704.6	2,066.9	87.2	(2,154.1)	704.6
Total liabilities and stockholders’ equity	$3,566.2	$2,207.2	$118.5	$(3,804.2)	$2,087.7

Condensed Consolidating Statements of Cash Flows (unaudited)

For the Six Months Ended June 30, 2013

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(28.9)	$98.8	$(6.9)	$--	$63.0

Cash flows from investing activities:
Additions to property, plant and equipment	(10.9)	--	(0.8)	--	(11.7)
Proceeds from sale of property, plant and equipment	6.5	--	--	--	6.5
Changes in restricted cash	(5.6)	--	--	--	(5.6)
Other investing activities	(3.6)	(2.9)	(2.9)	5.8	(3.6)
Return of capital from subsidiary	6.0	6.0	--	(12.0)	--
Net cash (used in) provided by investing activities	(7.6)	3.1	(3.7)	(6.2)	(14.4)

Cash flows from financing activities:
Principal amount of long-term debt repayments	(72.5)	--	--	--	(72.5)
Changes in cash overdrafts	(79.8)	--	--	--	(79.8)
Payment of capital distribution	--	(6.0)	(6.0)	12.0	--
Capital contribution	--	2.9	2.9	(5.8)	--
Change in intercompany receivable/payable	197.7	(206.7)	9.0	--	--
Net cash provided by (used in) financing activities	45.4	(209.8)	5.9	6.2	(152.3)

Net increase (decrease) in cash and cash equivalents	8.9	(107.9)	(4.7)	--	(103.7)
Cash and cash equivalents, beginning of period	84.9	430.5	20.3	--	535.7
Cash and cash equivalents, end of period	$93.8	$322.6	$15.6	$--	$432.0

Condensed Consolidating Statements of Cash Flows (unaudited)

For the Six Months Ended June 30, 2012

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(58.7)	$90.2	$(8.6)	$--	$22.9

Cash flows from investing activities:
Additions to property, plant and equipment	(25.4)	(1.5)	(0.8)	--	(27.7)
Proceeds from sale of property, plant and equipment	--	--	--	--	--
Changes in restricted cash	(26.5)	--	--	--	(26.5)
Other investing activities	0.1	--	--	--	0.1
Net cash used in investing activities	(51.8)	(1.5)	(0.8)	--	(54.1)

Cash flows from financing activities:
Payments of dividends	(24.9)	--	--	--	(24.9)
Changes in cash overdrafts	(17.9)	--	--	--	(17.9)
Change in intercompany receivable/payable	152.1	(149.6)	(2.5)	--	--
Net cash provided by (used in) financing activities	109.3	(149.6)	(2.5)	--	(42.8)

Net decrease in cash and cash equivalents	(1.2)	(60.9)	(11.9)	--	(74.0)
Cash and cash equivalents, beginning of period	154.6	404.9	32.2	--	591.7
Cash and cash equivalents, end of period	$153.4	$344.0	$20.3	$--	$517.7

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

Second Quarter Summary
Net sales and operating revenues decreased $4.1 million, or 0.5%, for the second quarter when compared with the same period last year. Our decrease in net sales and operating revenues was primarily driven by the fact that we operated fewer stores in the first half of 2013, when compared with the first half of 2012. This lost revenue was substantially offset by a comparable store sales increase of 1.3%.

Consolidated gross profit decreased $26.4 million, or 7.8%, for the second quarter, when compared with the same period last year. The decrease in gross profit dollars was primarily driven by a 2.9 percentage point decrease in our gross margin rate. This decrease was driven by more sales promotions such as aggressive discounts, clearance events, and customer coupons in the second quarter, when compared with the same period last year. We have undertaken an initiative to remove certain older products from our inventory assortment that resulted in us lowering inventory valuations for some of these products during the second quarter.

Consolidated SG&A expense was essentially flat for the second quarter, when compared with the same period last year. This resulted in SG&A expense as a percentage of net sales and operating revenues of 39.9%, which was a 0.2 percentage point increase from the second quarter of 2012.

Our loss from continuing operations was $53.4 million ($0.53 per share) for the second quarter, compared with $16.2 million ($0.16 per share) for the same period last year.

Adjusted EBITDA from continuing operations was negative $23.7 million, compared with positive $4.3 million for the same period last year.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Reconciliation of adjusted EBITDA from continuing
operations to loss from continuing operations
Adjusted EBITDA from continuing operations (1)	$(23.7)	$4.3	$(23.4)	$30.6
Interest expense, net of interest income	(13.8)	(12.6)	(28.4)	(25.2)
Income tax benefit	1.8	10.5	0.4	11.3
Depreciation and amortization	(17.7)	(18.4)	(36.5)	(37.6)
Other loss	--	--	(0.3)	--
Loss from continuing operations	$(53.4)	$(16.2)	$(88.2)	$(20.9)

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

RadioShack Retail Outlets
The table below shows our retail locations allocated among U.S. and Mexico company-operated stores and dealer and other outlets at the following dates:

	June 30,	March 31,	Dec. 31,	Sep. 30,	June 30,
	2013	2013	2012	2012	2012
U.S. RadioShack company-operated stores (1)	4,311	4,331	4,395	4,412	4,423
Mexico RadioShack company-operated stores	273	270	269	237	227
Dealers and other outlets	982	997	1,014	1,044	1,085
	5,566	5,598	5,678	5,693	5,735
Discontinued locations (2)	--	--	1,522	1,512	1,503
Total number of retail locations	5,566	5,598	7,200	7,205	7,238

(1)	We closed 92 stores after we decided not to renew their leases in the first six months of 2013.

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

Net Sales and Operating Revenues
Consolidated net sales and operating revenues are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012

U.S. RadioShack company-operated stores	$768.7	$772.4	$1,538.8	$1,606.0
Other	75.8	76.2	154.7	155.9
Consolidated net sales and operating revenues	$844.5	$848.6	$1,693.5	$1,761.9

Consolidated net sales and operating revenues decrease	(0.5%)	(3.4%)	(3.9%)	(5.1%)
Comparable store sales (1) increase (decrease)	1.3%	(2.6%)	(2.4%)	(4.5%)

(1)
Comparable store sales include the sales of U.S. and Mexico RadioShack company-operated stores with more than 12 full months of recorded sales. Sales from discontinued operations have been excluded from these calculations.

U.S. RadioShack Company-Operated Stores Segment

U.S. RadioShack company-operated store sales for the second quarter decreased $3.7 million, or 0.5%, and decreased $67.2 million, or 4.2%, for the first six months of 2013 when compared with the same periods last year. The decrease in sales for the first six months of 2013 was primarily driven by decreased sales in our consumer electronics and mobility platforms. Additionally, we operated 112 fewer stores at June 30, 2013, than we did at June 30, 2012, which contributed to a decrease in consolidated sales and affected the sales results for each platform discussed below.

Mobility Platform:  Sales in our mobility platform decreased 0.9% for the second quarter, when compared with the same period last year. We reported increased sales in our prepaid wireless business, which was more than offset by decreased sales of postpaid wireless handsets, tablets and e-readers. Comparable store sales in this platform increased 1.7% for the second quarter.

Sales in our mobility platform decreased 4.5% for the first six months of 2013, when compared with the same period last year. The decrease for the first six months of 2013 was driven by decreased sales of postpaid wireless handsets, tablets and e-readers, which was partially offset by increased sales of prepaid wireless handsets. Comparable store sales in this platform decreased 1.9% for the first six months of 2013.

The sales increases in our prepaid wireless business for both periods were driven by an increase in the number of prepaid units sold and an increase in the average revenue per unit sold. The increase in the number of prepaid units sold was driven by customer demand and our expanded assortment and inventory of these devices. The increase in the average revenue per prepaid unit sold for both periods was primarily driven by a change in our sales mix towards higher-priced smartphones.

The sales decreases in our postpaid wireless business for both periods were driven by a decrease in the number of postpaid units sold, which was partially offset by an increase in the average revenue per unit sold. The decrease in the number of postpaid units sold was driven by soft customer demand for these devices, our efforts to match customers with the postpaid or prepaid handset that best meets their needs, and the fact that we had fewer sales promotions for postpaid wireless handsets in the first half of 2013 than in the first half of 2012. The increase in the average revenue per postpaid unit was primarily driven by a change in our sales mix towards higher-priced smartphones.

Signature Platform:  Sales in our signature platform increased 4.6% for the second quarter and increased 2.6% for the first six months of 2013, compared with the same periods last year. These sales increases were driven by increased sales of wireless accessories, portable speakers, and sales of Apple Lightning compatible cables and adaptors. These increases were partially offset by decreased sales of warranties. Comparable store sales in this platform increased 6.4% for the second quarter and increased 3.9% for the first six months of 2013.

Consumer Electronics Platform:  Sales in our consumer electronics platform decreased 11.3% for the second quarter and decreased 19.0% for the first six months of 2013, compared with the same periods last year. These sales decreases were primarily driven by sales declines in laptop computers, digital music players, GPS devices, cameras, and internet telephone devices. Comparable store sales in this platform decreased 9.8% for the second quarter and decreased 17.8% for the first six months of 2013.

Other Sales

Amounts in other sales reflect our business activities that are not separately reportable, including sales to our independent dealers, sales generated by our Mexican subsidiary and our www.radioshack.com website, sales to commercial customers, and sales to other third parties through our global sourcing operations. Other sales decreased slightly for the second quarter and for the first six months of 2013, when compared with the same periods last year.

Gross Profit
Consolidated gross profit and gross margin are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012

Gross profit	$313.8	$340.2	$651.1	$710.3
Gross margin	37.2%	40.1%	38.4%	40.3%

Gross profit decrease	(7.8%)	(17.2%)	(8.3%)	(16.7%)

Consolidated gross profit decreased $26.4 million, or 7.8%, for the second quarter and decreased $59.2 million, or 8.3%, for the first six months of 2013, when compared with the same periods last year. The gross profit decrease for the second quarter was primarily driven by a 2.9 percentage point decrease in our gross margin rate. The gross profit decrease for the first six months of 2013 was also driven by decreased gross profit for our postpaid wireless business in our U.S. RadioShack company-operated stores in the first quarter.

Our consolidated gross margin rate for the second quarter of 2013 decreased by 2.9 percentage points, when compared with the same period last year. This decrease was driven by more sales promotions such as aggressive discounts, clearance events, and customer coupons in the second quarter, when compared with the same period last year. We have undertaken an initiative to remove certain older products from our inventory assortment that resulted in us lowering inventory valuations for some of these products during the second quarter.

Gross margin rates for both the second quarter and for the first six months of 2013 also decreased due to a change in our postpaid and prepaid sales mix towards higher-priced and lower gross margin rate smartphones.

Selling, General and Administrative Expense
Consolidated selling, general and administrative expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012

Selling, general and administrative expense	$336.9	$337.0	$674.8	$682.3
As a percent of net sales and operating revenues	39.9%	39.7%	39.8%	38.7%

Selling, general and administrative expense decrease	(0.0%)	(1.1%)	(1.1%)	(1.9%)

Consolidated SG&A expense was essentially flat for the second quarter and decreased $7.5 million, or 1.1%, for the first six months of 2013, when compared with the same periods last year. This represents a 0.2 percentage point increase as a percentage of net sales and operating revenues for the second quarter and a 1.1 percentage point increase for the first six months of 2012.

The decrease in SG&A expense for the first six months of 2013 was primarily driven by the receipt of $5.3 million from a non-merchandise vendor as settlement of a dispute and a $2.4 million gain on the sale of a building. Additionally, we operated fewer stores in the first six months of 2013 than in the first six months of 2012, which reduced SG&A expense, but these savings were offset by increased advertising and other corporate expenses.

Depreciation and Amortization
Depreciation and amortization from continuing operations, including amounts recorded in cost of products sold, was $17.7 million for the second quarter and $36.5 million for the first six months of 2013, compared with $18.4 million and $37.6 million for the same periods last year.

Impairment of Long-lived Assets
Impairments for long-lived assets held and used in certain stores were $2.8 million for the second quarter and $4.2 million for the first six months of 2013, compared with $1.0 million and $1.5 million for the same periods last year. These increase were primarily driven by increases in the number of stores that were evaluated for impairment during the periods because of their decreased operating results. If our operating results do not improve, we will continue to incur a similar or higher amount of long-lived asset impairments for U.S. RadioShack company-operated stores in future periods.

Net Interest Expense
Consolidated net interest expense, which is interest expense net of interest income, was $13.8 million for the second quarter and $28.4 million for the first six months of 2013, compared with $12.6 million and $25.2 million for the same periods last year.

Interest expense primarily consists of interest paid at the stated rate on our notes and term loans and the non-cash amortization of the discounts on our notes.

Interest expense increased $1.2 million for the second quarter and increased $3.1 million for the first six months of 2013, when compared with the same periods last year. These increases were driven by higher average amounts of debt outstanding at a higher average interest rate in 2013 when compared with 2012. Non-cash interest expense was $2.8 million for the second quarter and $6.2 million for the first six months of 2013, compared with $4.4 million and $8.7 million for the same periods last year.

Income Tax Expense
The income tax provision for each quarterly period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are recorded in the quarterly period in which they occur. Our effective tax rate was 3.3% for the second quarter and 0.5% for the first six months of 2013, compared with 39.3% and 35.1% for the same periods last year.

For the first six months of 2013, we continued to provide a valuation allowance against all of our U.S. federal and state deferred tax assets. As a result, we did not record any U.S. federal or state income tax benefit related to our operating losses for the first six months of 2013. We continue to recognize income tax expense related to our foreign operations and interest accrued on our liabilities for uncertain tax positions. In addition, we continue to recognize income tax expense in certain state jurisdictions. The effective tax rate for the second quarter and for the first six months of 2013 was affected by the recognition of previously unrecognized tax benefits of $2.5 million due to the settlement of state income tax matters during the periods.

Our income tax benefits for the second quarter and the first six months of 2012 included offsetting discrete income tax expense items related to certain stock-based compensation effects, interest accrued on our liabilities for uncertain tax positions, and valuation allowances established in the second quarter for certain state income tax deferred tax assets.

Discontinued Operations
We ceased operating all of our Target Mobile centers prior to March 31, 2013. The income (loss) before income taxes for these discontinued operations was income of $0.4 million for the second quarter and a loss of $7.9 million for the first six months of 2013, compared with a loss of $7.1 million and $12.4 million, respectively, for the same periods last year.

The amounts reported in discontinued operations for the second quarter of 2013 related to adjustments of estimates to actual results for items such as sales returns, wireless deactivations, and advertising expenses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Refer to Note 2 – “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Operating Activities: Cash provided by operating activities for the first six months of 2013 was $63.0 million, compared with $22.9 million for the same period last year. Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and changes in working capital components. Net income plus non-cash adjustments to net income was negative $41.6 million for the first six months of 2013, compared with positive $29.0 million for the same period last year. Cash provided by working capital components was $104.6 million for the first six months of 2013, compared with cash used in working capital components of $6.1 million for the same period last year. The decrease in net income plus non-cash adjustments was primarily driven by our increased net loss for the first six months of 2013, when compared with the first six months of 2012.

The increase in cash provided by working capital was primarily driven by increased cash provided by accounts receivable and inventories, which were partially offset by a lower accounts payable balance. A portion of the cash provided by our accounts receivable related to a $56.4 million income tax refund that we received in the second quarter of 2013. Our lower accounts payable balance at June 30, 2013, when compared with our balances at December 31, 2012, and June 30, 2012, was primarily driven by the timing of our inventory purchases, mostly wireless handsets, during the quarter.

Investing Activities: Net cash used in investing activities was $14.4 million for the first six months of 2013, compared with $54.1 million for the same period last year. This decrease was primarily driven by the change in our restricted cash balances in the first six months of 2012, decreased capital expenditures in the first six months of 2013, and proceeds received from the sale of a building in the first six months of 2013. See “Cash Requirements” below in this MD&A regarding our restricted cash and capital expenditures.

Financing Activities: Cash used in financing activities was $152.3 million for the first six months of 2013, compared with $42.8 million for the same period last year. This change was primarily driven by the repurchase of $72.5 million of our 2013 Convertible Notes and the decrease in our cash overdrafts.

Free Cash Flow: Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $51.3 million for the first six months of 2013, compared with negative $29.7 million for the same period last year. The increase in free cash flow for the first six months of 2013 was attributable to increased cash flows from operating activities as described above and decreased capital expenditures. Additionally, we did not pay a dividend in the first six months of 2013, compared with the payment of $24.9 million in dividends for the first six months of 2012.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, make dividend payments or fund other uses of capital that management believes will enhance shareholder value. See “Liquidity Outlook” later in this MD&A for further discussion of our sources of liquidity and our cash requirements in future periods. The comparable financial measure to free cash flow under generally accepted accounting principles is net cash flows provided by or used in operating activities. Net cash flows provided by operating activities was $63.0 million for the first six months of 2013, compared with $22.9 million for the same period last year. We do not intend for the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP, nor do we intend to imply that free cash flow represents cash flow available for discretionary expenditures. The following table is a reconciliation of net cash provided by operating activities to free cash flow.

	Six Months Ended		Year Ended
	June 30,		December 31,
(In millions, except share amounts)	2013	2012	2012

Net cash provided by operating activities	$63.0	$22.9	$(43.0)
Less:
Additions to property, plant and equipment	11.7	27.7	67.8
Payments of dividends	--	24.9	24.9
Free cash flow	$51.3	$(29.7)	$(135.7)

SOURCES OF LIQUIDITY
As of June 30, 2013, we had $432.0 million of cash and cash equivalents and $32.1 million of restricted cash. See “Cash Requirements” below in this MD&A regarding our restricted cash. Additionally, at June 30, 2013, we had $386.4 million of availability under the 2016 Credit Facility. On July 2, 2013, our availability under the 2016 Credit Facility was temporarily reduced under the terms of the credit agreement by $214.4 million until we repay our 2013 Convertible Notes on August 1, 2013. After the repayment of these notes, this amount will again be available for borrowings under the 2016 Credit Facility.

The 2016 Credit Facility matures on January 4, 2016, and provides for an asset-based revolving credit line of $450 million, subject to a borrowing base, which was $479.8 million at June 30, 2013. Obligations under the 2016 Credit Facility are secured by substantially all of our inventory, accounts receivable, cash, and cash equivalents. Obligations under the 2016 Credit Facility are also secured by certain real estate.

The maximum availability for revolving borrowings under the 2016 Credit Facility is determined at the end of each month and is calculated as the lesser of:

•	$450 million, or

•	Our borrowing base for revolving borrowings less $45 million (calculated as $434.8 million at June 30, 2013), or

•
Our borrowing base for revolving borrowings up to a maximum amount of $450 million less the greater of 12.5% (currently $56.3 million) or $45 million if we do not meet a specified consolidated fixed charge coverage ratio during a trailing twelve-month period (calculated as $393.8 million at June 30, 2013).

As of June 30, 2013, our maximum availability for revolving borrowings under the 2016 Credit Facility was $393.8 million because we did not meet the consolidated fixed charge coverage ratio test at June 30, 2013. As of June 30, 2013, no revolving borrowings had been made under the facility, and letters of credit totaling $7.4 million had been issued, resulting in $386.4 million of availability for revolving borrowings under the 2016 Credit Facility. We currently believe that we will not meet the consolidated fixed charge coverage ratio test for at least the next twelve months.

Refer to Note 5 – “Indebtedness and Borrowing Facilities” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, for additional information regarding the 2016 Credit Facility.

CASH REQUIREMENTS

Long-term debt: In the first six months of 2013, we repurchased $72.5 million of aggregate principal amount of 2013 Convertible Notes. We paid a total of $71.6 million, which consisted of the purchase price of $71.4 million for the 2013 Convertible Notes plus $0.2 million in accrued and unpaid interest, to the holders of the notes. This transaction resulted in a loss of $0.3 million, which was classified as other loss on our Condensed Consolidated Statements of Comprehensive Income. At June 30, 2013, there was $214.4 million aggregate principal amount of 2013 Convertible Notes still outstanding.

There have been no other significant changes to our long-term debt since December 31, 2012. Refer to Note 5 – “Indebtedness and Borrowing Facilities” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, for information regarding our long-term debt.

Capital Expenditures: We currently estimate that our capital expenditures for 2013 will range from $50 million to $70 million, based on our operating performance during the year. U.S. RadioShack company-operated store remodels and relocations and information systems projects will account for the majority of our anticipated 2013 capital expenditures. Cash and cash equivalents and cash generated from operating activities will be used to fund future capital expenditure needs. Additionally, our 2016 Credit Facility could be utilized to fund capital expenditures.

Restricted Cash: Restricted cash totaled $32.1 million at June 30, 2013, and is included in other current assets in our Consolidated Balance Sheets. This cash is pledged as collateral for standby letters of credit issued to our casualty insurance providers. We have the ability to withdraw this cash at any time and instead provide letters of credit issued under our 2016 Credit Facility. We have elected to pledge this cash as collateral for the letter of credit to reduce our costs associated with our casualty insurance.

Purchase Obligations: We had purchase obligations of $209.7 million at June 30, 2013, which include product commitments and marketing agreements. Of this amount, $203.4 million will be spent in the next twelve months.

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

LIQUIDITY OUTLOOK

As of June 30, 2013, we had $432.0 million in cash and cash equivalents. Additionally, we had availability of $386.4 million as of June 30, 2013, under the 2016 Credit Facility. This resulted in a total liquidity position of $818.4 million at June 30, 2013. On July 2, 2013, our availability under the 2016 Credit Facility was temporarily reduced under the terms of the credit agreement by $214.4 million until we repay our 2013 Convertible Notes on August 1, 2013. After the repayment of these notes, this amount will again be available for borrowings under the 2016 Credit Facility.

We currently intend to repay the 2013 Convertible Notes with cash on hand; however, we continually assess alternatives to our capital structure and evaluate strategic capital initiatives. These may include, but are not limited to, new debt issuances; debt refinancing; or modifications of existing debt, such as the amount of debt outstanding, the types of debt issued, and the maturity dates of the debt. These alternatives, if implemented, could materially affect our capital structure, debt ratios, and cash balances.

If our results of operations for 2013 continue to be significantly worse than 2012, or if our trade payables decrease, we could be required to utilize more of our 2016 Credit Facility in the form of borrowings or additional letters of credit. However, in this event, we could implement cash conservation activities such as reducing our spending for professional fees, reducing our capital expenditures, reducing our spending for advertising, lowering our inventory balances or not taking advantage of discounts for early payments to vendors.

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

If the trend in our results of operations continues or further declines after the next twelve months, we may be required to borrow more under our 2016 Credit Facility, or to take additional actions to improve our liquidity that would be outside the ordinary course of business. These actions could include incurring additional debt at higher interest rates, reducing our capital expenditures to amounts below those required to support our current level of operations, closing a significant number of stores, further reducing our employee headcount, selling one or more subsidiaries, or seeking to raise additional equity capital.

Capitalization
The following table sets forth information about our capitalization on the dates indicated.

	June 30,		December 31,		June 30,
	2013		2012		2012
(In millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent

Current maturities of long-term debt	$213.5	17.5%	$278.7	20.2%	$355.4	25.7%
Long-term debt, excluding current
maturities	499.2	40.9	499.0	36.3	323.9	23.4
Total debt	712.7	58.4	777.7	56.5	679.3	49.1
Stockholders' equity	506.6	41.6	598.7	43.5	704.6	50.9
Total capitalization	$1,219.3	100.0%	$1,376.4	100.0%	$1,383.9	100.0%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At June 30, 2013, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our cash equivalents of $300.8 million and our $175 million of term loans that bear interest at variable rates, in each case at June 30, 2013. A hypothetical 1% increase in short-term interest rates would result in a corresponding decrease in annual net interest expense of approximately $2.1 million. Short-term liquid investments at variable interest rates currently yield less than 1% on an annualized basis. A hypothetical decrease of short-term interest rates to zero would result in a corresponding increase in annual net interest expense of approximately $0.4 million. This hypothetical example assumes no change in the proportionate relationship between our cash equivalent balance and the amount of our variable interest rate debt.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
We have established a system of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) designed to ensure that information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer (Chief Executive Officer) and our principal financial officer (Interim Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, including our principal executive officer and principal financial officer. Based upon that evaluation, management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

			Total Number of	Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	That May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under
(In millions)	Purchased	per Share	Programs (1)	the Plans or Programs (1) (2)
April 1 – 30, 2013	--	--	--	188,100,224
May 1 – 31, 2013	2,161 (3)	$ 4.12	--	188,100,224
June 1 – 30, 2013	--	--	--	188,100,224
Total	2,161		--

(1)
In October 2011 our Board of Directors approved an authorization for a total share repurchase of $200 million of the Company’s common stock to be executed through open market or private transactions. The share repurchase authorization has no stated expiration date. As of June 30, 2013, $188.1 million of the total authorized amount was available for share repurchases under this program. We announced on January 30, 2012, that we had suspended further share repurchases under this program.

(2)	During the period covered by this table, no publicly-announced stock purchase program expired or was terminated.

(3)	Shares acquired by RadioShack for tax withholdings upon vesting of restricted stock awards, which were not repurchased pursuant to a share repurchase program.

ITEM 6. EXHIBITS.

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this Quarterly Report on Form 10-Q is set forth in the Index to Exhibits on page 29.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIOSHACK CORPORATION

July 23, 2013	By:	/s/ Holly Felder Etlin
Holly Felder Etlin
Interim Chief Financial Officer
(principal financial officer)

July 23, 2013	By:	/s/ Martin O. Moad
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

3.6	RadioShack Corporation Bylaws, amended and restated as of May 19, 2011 (filed as Exhibit 3.1 to RadioShack’s Form 8-K filed on May 23, 2011, and incorporated herein by reference).
31(a) (2)	Rule 13a-14(a) Certification of the principal executive officer of RadioShack Corporation.
31(b) (2)	Rule 13a-14(a) Certification of the principal financial officer of RadioShack Corporation.
32 (2)(3)	Section 1350 Certifications of the chief executive officer and the interim chief financial officer of RadioShack Corporation.
101.INS	XBRL Instance Document (2)(4)
101.SCH	XBRL Taxonomy Extension Schema Document (2)(4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)(4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)(4)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)(4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)(4)

(1)	RadioShack Corporation was known as Tandy Corporation until May 18, 2000.
(2)	Filed with this report.
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