Form 10-Q
period 2013-09-30
RADIOSHACK CORP
filed 2013-10-22
CIK 96289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on October 15, 2013, was 100,161,742.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2013	2012	2013	2012
Net sales and operating revenues	$805.4	$898.0	$2,498.9	$2,659.9
Cost of products sold (includes depreciation amounts of $2.2 million,
$2.1 million, $6.7 million, and $6.2 million, respectively)	562.7	557.2	1,605.1	1,608.8
Gross profit	242.7	340.8	893.8	1,051.1

Operating expenses:
Selling, general and administrative	343.3	354.0	1,018.1	1,036.3
Depreciation and amortization	15.0	16.0	47.0	49.5
Impairment of long-lived assets and goodwill	2.4	4.8	6.6	6.3
Total operating expenses	360.7	374.8	1,071.7	1,092.1

Operating loss	(118.0)	(34.0)	(177.9)	(41.0)

Interest income	0.3	0.5	1.0	1.3
Interest expense	(11.5)	(13.2)	(40.6)	(39.2)
Other loss	--	(0.6)	(0.3)	(0.6)

Loss from continuing operations before income taxes	(129.2)	(47.3)	(217.8)	(79.5)
Income tax benefit	(16.8)	(15.9)	(17.2)	(27.2)

Loss from continuing operations	(112.4)	(31.4)	(200.6)	(52.3)
Discontinued operations, net of income taxes	--	(15.7)	(8.2)	(23.8)

Net loss	$(112.4)	$(47.1)	$(208.8)	$(76.1)

Basic and diluted net loss per share:
Loss per share from continuing operations	$(1.11)	$(0.31)	$(1.99)	$(0.52)
Loss per share from discontinued operations	--	(0.16)	(0.08)	(0.24)
Net loss per share	$(1.11)	$(0.47)	$(2.07)	$(0.76)

Shares used in computing net loss per share:

Basic and diluted	101.0	100.1	100.7	100.1

Comprehensive loss	$(113.2)	$(44.6)	$(208.9)	$(70.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,	September 30,
(In millions, except share amounts)	2013	2012	2012
Assets
Current assets:
Cash and cash equivalents	$316.4	$535.7	$546.1
Accounts and notes receivable, net	201.6	452.5	349.2
Inventories	707.7	908.3	851.1
Other current assets	105.2	85.4	174.0
Total current assets	1,330.9	1,981.9	1,920.4

Property, plant and equipment, net	203.2	239.0	241.0
Goodwill, net	36.1	36.6	36.9
Other assets, net	36.9	41.6	39.0
Total assets	$1,607.1	$2,299.1	$2,237.3

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1.0	$278.7	$275.2
Accounts payable	282.1	435.6	386.2
Accrued expenses and other current liabilities	217.4	263.9	261.3
Total current liabilities	500.5	978.2	922.7

Long-term debt, excluding current maturities	498.3	499.0	474.0
Other non-current liabilities	214.3	223.2	178.2
Total liabilities	1,213.1	1,700.4	1,574.9

Commitments and contingencies (See Note 8)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized;
146,033,000 shares issued	146.0	146.0	146.0
Additional paid-in capital	124.4	133.3	137.5
Retained earnings	1,152.0	1,360.8	1,424.1
Treasury stock, at cost; 45,871,000, 46,425,000,
and 46,581,000 shares, respectively	(1,020.8)	(1,033.9)	(1,038.5)
Accumulated other comprehensive loss	(7.6)	(7.5)	(6.7)
Total stockholders’ equity	394.0	598.7	662.4
Total liabilities and stockholders’ equity	$1,607.1	$2,299.1	$2,237.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
(In millions)	2013	2012
Cash flows from operating activities:
Net loss	$(208.8)	$(76.1)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	54.9	60.7
Amortization of discounts on long-term debt	7.1	12.8
Impairment of long-lived assets and goodwill	6.6	18.0
Stock-based compensation	5.9	6.0
Other non-cash items	4.2	11.1
Changes in assets and liabilities:
Accounts and notes receivable	252.2	102.8
Inventories	200.3	(104.0)
Other current assets	(10.7)	(35.3)
Accounts payable	(76.6)	74.1
Accrued expenses and other	(59.5)	(37.7)
Net cash provided by operating activities	175.6	32.4

Cash flows from investing activities:
Additions to property, plant and equipment	(26.6)	(44.5)
Proceeds from sale of property, plant and equipment	6.5	--
Changes in restricted cash	(6.8)	(26.5)
Other investing activities	(3.0)	0.1
Net cash used in investing activities	(29.9)	(70.9)

Cash flows from financing activities:
Principal amount of long-term debt repayments	(286.9)	(88.1)
Net proceeds from issuance of long-term debt	--	150.0
Payments of debt issuance costs	--	(5.9)
Payments of dividends	--	(24.9)
Changes in cash overdrafts	(78.1)	(38.2)
Net cash used in financing activities	(365.0)	(7.1)

Net decrease in cash and cash equivalents	(219.3)	(45.6)
Cash and cash equivalents, beginning of period	535.7	591.7
Cash and cash equivalents, end of period	$316.4	$546.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Throughout this report, the terms “our,” “we,” “us,” “Company,” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We prepared the accompanying unaudited condensed consolidated financial statements, which include the accounts of RadioShack Corporation and all majority-owned domestic and foreign subsidiaries, in accordance with the rules of the Securities and Exchange Commission (“SEC”). Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the three and nine month periods ended September 30, 2013 and 2012, do not necessarily indicate the results you might expect for the full year. For further information, refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Reclassifications: Certain amounts in the September 30, 2012, financial statements have been reclassified to conform to the September 30, 2013, and December 31, 2012, presentations. These reclassifications had no effect on net income, total assets, total liabilities, or total stockholders’ equity as previously reported. The most significant reclassification was a change to our presentation of certain deferred rent in the amount of $24.8 million from a current liability to a non-current liability in our September 30, 2012, Consolidated Balance Sheet to be more consistent with retail industry practice.

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

Upon ceasing these operations, we transitioned substantially all of our Target Mobile center employees to a third-party service provider that will continue to operate these locations on Target Corporation’s behalf. Net sales and operating revenues related to these discontinued operations were zero for the third quarter of 2013 and $72.2 million for the first nine months of 2013, compared with $102.2 million and $301.8 million, respectively, for the same periods last year. The income (loss) before income taxes for these discontinued operations was zero for the third quarter of 2013 and a loss of $7.9 million for the first nine months of 2013, compared with losses of $24.8 million and $37.2 million, respectively, for the same periods last year.

NOTE 4 – INDEBTEDNESS

2013 Convertible Notes: In the first six months of 2013, we repurchased $72.5 million of aggregate principal amount of 2.50% convertible senior notes due August 1, 2013 (the “2013 Convertible Notes”). We paid a total of $71.6 million, which consisted of the purchase price of $71.4 million for the 2013 Convertible Notes plus $0.2 million in accrued and unpaid interest, to the holders of the notes. This transaction resulted in a loss of $0.3 million, which was classified as other loss on our Condensed Consolidated Statements of Comprehensive Income. On August 1, 2013, we repaid the $214.4 million remaining aggregate principal balance of the 2013 Convertible Notes at their maturity.

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

The following table reconciles the numerator and denominator used in the basic and diluted net loss per share calculations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012

Numerator:
Loss from continuing operations	$(112.4)	$(31.4)	$(200.6)	$(52.3)
Discontinued operations, net of taxes	--	(15.7)	(8.2)	(23.8)
Net loss	$(112.4)	$(47.1)	$(208.8)	$(76.1)

Denominator:
Weighted-average common shares outstanding	101.0	100.1	100.7	100.1
Dilutive effect of stock-based awards	--	--	--	--
Weighted-average shares for diluted net loss per share	101.0	100.1	100.7	100.1

The following table includes common stock equivalents that were not included in the calculation of diluted net loss per share for the periods presented. These securities could be dilutive in future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012

Employee stock options (1) (2)	7.6	6.1	7.6	6.1
Warrants to purchase common stock (3)	15.8	15.8	15.8	15.8
Convertible debt instruments (4)	--	12.1	--	12.1

(1)
Certain employee stock options were excluded from weighted-average shares for diluted net loss per share because the exercise prices exceeded the average market price of our common stock during the period, and the effect of their inclusion would be antidilutive. For the third quarter of 2013 and the first nine months of 2013, 4.2 million employee stock options were excluded from both periods for this reason, compared with 6.1 million in the same periods last year.

(2)
Certain employee stock options were excluded from weighted-average shares for diluted net loss per share because the effect of their inclusion would reduce our net loss per share and would be antidilutive. For the third quarter of 2013 and the first nine months of 2013, 3.4 million employee stock options were excluded from both periods for this reason.

(3)
These common stock equivalents were excluded because the exercise prices ($35.88 per share for all periods) exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive.

(4)
These common stock equivalents were excluded for the three and nine month periods ended September 30, 2012, because the exercise prices ($23.77 per share for all periods) exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive.

NOTE 6 – FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(In millions)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

Three Months Ended September 30, 2013
Long-lived assets held and used	$1.2	--	--	$1.2

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

U.S. RadioShack Company-Operated Stores: For the three months ended September 30, 2013, long-lived assets held and used in certain locations of our U.S. RadioShack company-operated stores segment with a total carrying value of $3.6 million were written down to their fair value of $1.2 million, resulting in an impairment charge of $2.4 million that was included in our operating results for the period.

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

Carrying amounts and the related estimated fair values of our long-term debt financial instruments are as follows:

			Basis of Fair Value Measurements
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair Value	Identical Items	Inputs	Inputs
(In millions)	Amount	of Liabilities	(Level 1)	(Level 2)	(Level 3)

As of September 30, 2013
2019 Notes	$323.3	$227.5	--	$227.5	--
Secured term loans	$175.0	$175.0	--	--	$175.0
Other	$1.0	$1.0	--	--	$1.0

As of December 31, 2012
2013 Convertible Notes	$278.7	$265.9	--	$265.9	--
2019 Notes	$323.0	$198.3	--	$198.3	--
Secured term loans	$175.0	$175.0	--	--	$175.0
Other	$1.0	$1.0	--	--	$1.0

NOTE 7 – INCOME TAXES

We continue to provide a valuation allowance against all of our U.S. federal and state deferred tax assets. As a result, we did not record any U.S. federal or state income tax benefit related to our operating losses for the first nine months of 2013. We continue to recognize income tax expense or benefit related to our foreign operations and interest accrued on our liabilities for uncertain tax positions. In addition, we continue to recognize income tax expense in certain state jurisdictions.

The effective tax rates for the three and nine month periods ended September 30, 2013, were affected by tax benefits associated with the settlement of an Internal Revenue Service examination of tax years 2004 through 2006 in the amount of $14.3 million, and a change in measurement of a tax position taken in a prior period in the amount of $3.5 million. The effective tax rate for the first nine months of 2013 was also affected by the recognition of previously unrecognized tax benefits of $2.9 million due to the settlement of state income tax matters.

The consolidated liability of gross unrecognized income tax benefits for uncertain tax positions (excluding interest) was $128.7, $139.8 million, and $99.9 million at September 30, 2013, December 31, 2012, and September 30, 2012, respectively. At September 30, 2013, $92.1 million of this liability was related to a single uncertain tax position. We anticipate that this uncertain tax position will not be resolved within the next twelve months.

Liabilities for unrecognized income tax benefits for uncertain tax positions may result in cash payments to one or more tax authorities in future periods. Such payments would not affect our results of operations. It is reasonably possible that our liability for unrecognized tax benefits related to uncertain tax positions could be reduced by $3 million over the next twelve months because of settlements or the expiration of the applicable statute of limitations.

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

Brookler v. RadioShack Corporation:  On April 6, 2004, plaintiffs filed a putative class action in Los Angeles Superior Court, Brookler v. RadioShack Corporation, claiming that we violated California's wage and hour laws relating to meal and rest periods. The meal period portion of the case was originally certified as a class action in February 2006. We filed a Motion for Decertification in August 2007 which was denied. After a favorable decision by the California Court of Appeals in a similar case, Brinker Restaurant Corporation v. Superior Court, we filed a second motion for decertification which was granted in October 2008. The plaintiffs appealed this ruling and in August 2010, the California Court of Appeals reversed the trial court’s decertification. In September 2010, we filed a Petition for Review with the California Supreme Court, which granted review and placed the case on hold pending a decision in the Brinker case. In April 2012, the California Supreme Court issued its decision in Brinker, and in June 2012, remanded our case to the California Court of Appeals instructing it to vacate its prior order and reconsider its ruling in light of the Supreme Court’s ruling in Brinker. In December 2012, the Court of Appeals affirmed the trial court’s decertification of the class. In June 2013, the Plaintiff filed a motion to amend his Complaint to assert rest and meal period, as well as off-the-clock and PAGA claims, and to add an additional class representative. In July 2013, the trial court granted the motion to amend and plaintiff filed his Second Amended Complaint. In August, 2013, we filed a Petition to remove the case to federal court which plaintiffs opposed. We are waiting for a decision by the court in regards to our Petition to remove the case. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Ordonez v. RadioShack Corporation:  In May 2010, we were named as a defendant in a putative class action lawsuit in  Los Angeles Superior Court alleging that we failed to provide required meal periods and rest breaks, pay for all time worked, pay overtime compensation, pay minimum wages, and maintain required records. In September 2010, we removed the case to the United States District Court for the Central District of California. The meal period claims in Ordonez are similar to the claims in the Brookler case discussed above. In July 2012, plaintiff filed a Motion for Class Certification. In January 2013, the court denied, without prejudice, the Motion for Class Certification as to all claims. In February 2013, plaintiff filed a Motion for Reconsideration of the court’s denial of class certification only with regard to the rest period claim. In April 2013, the court ordered that plaintiff could conduct limited additional discovery and file a renewed Motion for Class Certification. Plaintiff filed the renewed motion in July 2013. Our response is due on October 25, 2013. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Song-Beverly Credit Card Act Litigation:  In November 2010 we were named as a defendant in the first of four putative class action lawsuits filed in California alleging violations under California’s Song-Beverly Credit Card Act. These lawsuits have been resolved and no further actions are necessary. The resolution to these matters will not have a material adverse effect on our consolidated financial statements.

FACTA Litigation:  In September 2011 and November 2011, we were named as a defendant in nationwide putative class action lawsuits in the United States District Court for the Northern District of Illinois alleging that we violated certain provisions of the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”) by displaying the expiration dates of customers’ credit or debit cards on printed transaction receipts. In May 2013, the parties reached a settlement and on May 29, 2013, the court granted preliminary approval of the settlement. Notice of the settlement was mailed to known class members and published in several national publications. A hearing on final approval of the settlement was held on September 17, 2013. The parties are awaiting the court’s decision. The outcome of these cases is still uncertain and the ultimate resolution of them could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

FLSA Litigation: We have been named as a defendant in multiple putative class action lawsuits claiming we violated the federal Fair Labor Standards Act, and the laws of Pennsylvania, New York, New Jersey and Ohio based on our use of the “fluctuating workweek” method to calculate overtime pay. The outcome of these cases is still uncertain and the ultimate resolution of them could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Additional Disclosure:  For certain loss contingencies, we are currently able to estimate the reasonably possible loss or range of loss, including reasonably possible loss amounts in excess of our accruals, and we estimate that the aggregate of these amounts could be up to $15.8 million. This amount reflects recent developments in case law that pertain to certain claims currently pending against the Company. Probable and reasonably possible losses that we are currently unable to estimate are not included in this amount. In future periods, we may recognize a loss for all, part, or none of this amount.

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

NOTE 9 – SEGMENT REPORTING

The U.S. RadioShack company-operated stores segment consists solely of our 4,291 U.S. company-operated retail stores, all operating under the RadioShack brand name. We evaluate the performance of our segments based on operating income, which is defined as sales less cost of products sold and certain direct operating expenses, including labor, rent, and occupancy costs. Asset balances by segment have not been included in the table below, as these are managed on a company-wide level and are not fully allocated to segments for management reporting purposes. Amounts in the other category reflect our business activities that are not separately reportable, which include sales to our independent dealers, sales generated by our Mexican subsidiary and our www.radioshack.com website, sales to commercial customers, and sales to other third parties through our global sourcing operations.

Revenue by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
U.S. RadioShack company-operated stores	$733.9	$814.4	$2,272.7	$2,420.4
Other	71.5	83.6	226.2	239.5
	$805.4	$898.0	$2,498.9	$2,659.9

Operating income (loss) by reportable segment and the reconciliation to loss from continuing operations before income taxes are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
U.S. RadioShack company-operated stores	$(26.5)	$62.1	$74.1	$225.4
Other	1.6	10.1	13.2	24.5
	(24.9)	72.2	87.3	249.9

Unallocated (1)	(93.1)	(106.2)	(265.2)	(290.9)
Operating loss	(118.0)	(34.0)	(177.9)	(41.0)

Interest income	0.3	0.5	1.0	1.3
Interest expense	(11.5)	(13.2)	(40.6)	(39.2)
Other loss	--	(0.6)	(0.3)	(0.6)
Loss from continuing operations before income taxes	$(129.2)	$(47.3)	$(217.8)	$(79.5)

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

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Three Months Ended September 30, 2013

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$773.8	$528.4	$30.5	$(527.3)	$805.4
Cost of products sold	553.8	516.0	20.2	(527.3)	562.7
Gross profit	220.0	12.4	10.3	--	242.7

Operating expenses:
Selling, general and administrative	328.4	1.3	13.6	--	343.3
Depreciation and amortization	14.1	--	0.9	--	15.0
Impairment of long-lived assets	2.4	--	--	--	2.4
Total operating expenses	344.9	1.3	14.5	--	360.7

Operating (loss) income	(124.9)	11.1	(4.2)	--	(118.0)

Interest income	0.2	2.9	1.5	(4.3)	0.3
Interest expense	(15.6)	--	(0.2)	4.3	(11.5)
Other income	--	--	--	--	--

(Loss) income from continuing operations
before income taxes	(140.3)	14.0	(2.9)	--	(129.2)
Income tax (benefit) expense	(19.6)	2.3	0.5	--	(16.8)
Equity in earnings of subsidiaries, net of income taxes	8.3	(3.4)	--	(4.9)	--

(Loss) income from continuing operations	(112.4)	8.3	(3.4)	(4.9)	(112.4)
Discontinued operations, net of income taxes	--	--	--	--	--

Net (loss) income	$(112.4)	$8.3	$(3.4)	$(4.9)	$(112.4)

Comprehensive (loss) income	$(113.2)	$7.4	$(4.1)	$(3.3)	$(113.2)

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Three Months Ended September 30, 2012

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$943.1	$816.0	$30.9	$(892.0)	$898.0
Cost of products sold	662.4	766.8	20.0	(892.0)	557.2
Gross profit	280.7	49.2	10.9	--	340.8

Operating expenses:
Selling, general and administrative	340.3	2.5	11.2	--	354.0
Depreciation and amortization	15.3	0.1	0.6	--	16.0
Impairment of long-lived assets and goodwill	4.8	--	--	--	4.8
Total operating expenses	360.4	2.6	11.8	--	374.8

Operating (loss) income	(79.7)	46.6	(0.9)	--	(34.0)

Interest income	0.3	2.8	1.5	(4.1)	0.5
Interest expense	(17.2)	--	(0.1)	4.1	(13.2)
Other loss	(0.6)	--	--	--	(0.6)

(Loss) income from continuing operations
before income taxes	(97.2)	49.4	0.5	--	(47.3)
Income tax (benefit) expense	(34.6)	18.6	0.1	--	(15.9)
Equity in earnings of subsidiaries, net of income taxes	15.6	0.1	--	(15.7)	--

(Loss) income from continuing operations	(47.0)	30.9	0.4	(15.7)	(31.4)
Discontinued operations, net of income taxes	--	(15.7)	--	--	(15.7)

Net (loss) income	$(47.0)	$15.2	$0.4	$(15.7)	$(47.1)

Comprehensive (loss) income	$(44.6)	$17.8	$2.8	$(20.6)	$(44.6)

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Nine Months Ended September 30, 2013

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$2,470.1	$1,879.1	$96.2	$(1,946.5)	$2,498.9
Cost of products sold	1,646.5	1,841.7	63.4	(1,946.5)	1,605.1
Gross profit	823.6	37.4	32.8	--	893.8

Operating expenses:
Selling, general and administrative	977.7	1.8	38.6	--	1,018.1
Depreciation and amortization	44.5	--	2.5	--	47.0
Impairment of long-lived assets	6.6	--	--	--	6.6
Total operating expenses	1,028.8	1.8	41.1	--	1,071.7

Operating (loss) income	(205.2)	35.6	(8.3)	--	(177.9)

Interest income	0.5	8.3	4.4	(12.2)	1.0
Interest expense	(52.3)	--	(0.5)	12.2	(40.6)
Other loss	(0.3)	--	--	--	(0.3)

(Loss) income from continuing operations
before income taxes	(257.3)	43.9	(4.4)	--	(217.8)
Income tax (benefit) expense	(25.9)	8.9	(0.2)	--	(17.2)
Equity in earnings of subsidiaries, net of income taxes	22.6	(5.2)	--	(17.4)	--

(Loss) income from continuing operations	(208.8)	29.8	(4.2)	(17.4)	(200.6)
Discontinued operations, net of income taxes	--	(8.2)	--	--	(8.2)

Net (loss) income	$(208.8)	$21.6	$(4.2)	$(17.4)	$(208.8)

Comprehensive (loss) income	$(208.9)	$21.5	$(4.2)	$(17.3)	$(208.9)

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Nine Months Ended September 30, 2012

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$2,854.9	$2,438.4	$90.2	$(2,723.6)	$2,659.9
Cost of products sold	1,967.7	2,307.8	56.9	(2,723.6)	1,608.8
Gross profit	887.2	130.6	33.3	--	1,051.1

Operating expenses:
Selling, general and administrative	997.9	6.3	32.1	--	1,036.3
Depreciation and amortization	47.8	0.1	1.6	--	49.5
Impairment of long-lived assets and goodwill	6.3	--	--	--	6.3
Total operating expenses	1,052.0	6.4	33.7	--	1,092.1

Operating (loss) income	(164.8)	124.2	(0.4)	--	(41.0)

Interest income	0.4	8.3	4.4	(11.8)	1.3
Interest expense	(50.9)	--	(0.1)	11.8	(39.2)
Other loss	(0.6)	--	--	--	(0.6)

(Loss) income from continuing operations
before income taxes	(215.9)	132.5	3.9	--	(79.5)
Income tax (benefit) expense	(80.4)	52.7	0.5	--	(27.2)
Equity in earnings of subsidiaries, net of income taxes	59.5	2.2	--	(61.7)	--

(Loss) income from continuing operations	(76.0)	82.0	3.4	(61.7)	(52.3)
Discontinued operations, net of income taxes	--	(23.8)	--	--	(23.8)

Net (loss) income	$(76.0)	$58.2	$3.4	$(61.7)	$(76.1)

Comprehensive (loss) income	$(70.9)	$63.3	$8.2	$(71.5)	$(70.9)

Condensed Consolidating Balance Sheets (unaudited)

At September 30, 2013

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$86.8	$209.3	$20.3	$--	$316.4
Accounts and notes receivable, net	198.7	--	2.9	--	201.6
Inventories	654.8	22.4	30.5	--	707.7
Other current assets	93.7	5.0	6.5	--	105.2
Intercompany receivables	--	275.6	--	(275.6)	--
Intercompany notes receivable	--	1,586.9	--	(1,586.9)	--
Total current assets	1,034.0	2,099.2	60.2	(1,862.5)	1,330.9

Property, plant and equipment, net	190.0	0.8	12.4	--	203.2
Goodwill, net	--	0.6	35.5	--	36.1
Other assets, net	23.6	--	13.3	--	36.9
Investment in subsidiaries	2,064.8	69.5	--	(2,134.3)	--
Total assets	$3,312.4	$2,170.1	$121.4	$(3,996.8)	$1,607.1

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1.0	$--	$--	$--	$1.0
Accounts payable	216.6	48.6	16.9	--	282.1
Accrued expenses and other current liabilities	185.0	25.8	6.6	--	217.4
Intercompany payables	257.7	--	17.9	(275.6)	--
Intercompany notes payable	1,586.9	--	--	(1,586.9)	--
Total current liabilities	2,247.2	74.4	41.4	(1,862.5)	500.5

Long-term debt, excluding current maturities	498.3	--	--	--	498.3
Other non-current liabilities	172.9	41.4	--	--	214.3
Total liabilities	2,918.4	115.8	41.4	(1,862.5)	1,213.1

Stockholders’ equity	394.0	2,054.3	80.0	(2,134.3)	394.0
Total liabilities and stockholders’ equity	$3,312.4	$2,170.1	$121.4	$(3,996.8)	$1,607.1

Condensed Consolidating Balance Sheets (unaudited)

At December 31, 2012

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$84.9	$430.5	$20.3	$--	$535.7
Accounts and notes receivable, net	381.0	69.6	1.9	--	452.5
Inventories	804.8	62.7	40.8	--	908.3
Other current assets	74.8	4.2	6.4	--	85.4
Intercompany receivables	--	146.9	--	(146.9)	--
Intercompany notes receivable	--	1,354.5	--	(1,354.5)	--
Total current assets	1,345.5	2,068.4	69.4	(1,501.4)	1,981.9

Property, plant and equipment, net	218.5	6.3	14.2	--	239.0
Goodwill, net	--	0.5	36.1	--	36.6
Other assets, net	30.7	0.1	10.8	--	41.6
Investment in subsidiaries	2,041.0	77.8	--	(2,118.8)	--
Total assets	$3,635.7	$2,153.1	$130.5	$(3,620.2)	$2,299.1

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$278.7	$--	$--	$--	$278.7
Accounts payable	373.0	36.5	26.1	--	435.6
Accrued expenses and other current liabilities	217.6	36.4	9.9	--	263.9
Intercompany payables	141.7	--	5.2	(146.9)	--
Intercompany notes payable	1,354.5	--	--	(1,354.5)	--
Total current liabilities	2,365.5	72.9	41.2	(1,501.4)	978.2

Long-term debt, excluding current maturities	499.0	--	--	--	499.0
Other non-current liabilities	172.5	50.5	0.2	--	223.2
Total liabilities	3,037.0	123.4	41.4	(1,501.4)	1,700.4

Stockholders’ equity	598.7	2,029.7	89.1	(2,118.8)	598.7
Total liabilities and stockholders’ equity	$3,635.7	$2,153.1	$130.5	$(3,620.2)	$2,299.1

Condensed Consolidating Balance Sheets (unaudited)

At September 30, 2012

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$159.1	$369.3	$17.7	$--	$546.1
Accounts and notes receivable, net	313.3	31.0	4.9	--	349.2
Inventories	752.7	55.8	42.6	--	851.1
Other current assets	166.5	0.9	6.6	--	174.0
Intercompany receivables	--	270.6	--	(270.6)	--
Intercompany notes receivable	--	1,415.3	--	(1,415.3)	--
Total current assets	1,391.6	2,142.9	71.8	(1,685.9)	1,920.4

Property, plant and equipment, net	223.3	7.4	10.3	--	241.0
Goodwill, net	--	0.5	36.4	--	36.9
Other assets, net	28.4	0.1	10.5	--	39.0
Investment in subsidiaries	2,095.2	77.4	--	(2,172.6)	--
Total assets	$3,738.5	$2,228.3	$129.0	$(3,858.5)	$2,237.3

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$275.2	$--	$--	$--	$275.2
Accounts payable	317.7	50.5	18.0	--	386.2
Accrued expenses and other current liabilities	205.4	47.3	8.6	--	261.3
Intercompany payables	256.8	--	13.8	(270.6)	--
Intercompany notes payable	1,415.3	--	--	(1,415.3)	--
Total current liabilities	2,470.4	97.8	40.4	(1,685.9)	922.7

Long-term debt, excluding current maturities	474.0	--	--	--	474.0
Other non-current liabilities	131.7	45.8	0.7	--	178.2
Total liabilities	3,076.1	143.6	41.1	(1,685.9)	1,574.9

Stockholders’ equity	662.4	2,084.7	87.9	(2,172.6)	662.4
Total liabilities and stockholders’ equity	$3,738.5	$2,228.3	$129.0	$(3,858.5)	$2,237.3

Condensed Consolidating Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2013

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$41.3	$139.9	$(5.6)	$--	$175.6

Cash flows from investing activities:
Additions to property, plant and equipment	(25.5)	--	(1.1)	--	(26.6)
Proceeds from sale of property, plant and equipment	6.5	--	--	--	6.5
Changes in restricted cash	(6.8)	--	--	--	(6.8)
Other investing activities	(3.0)	(2.9)	(2.9)	5.8	(3.0)
Return of capital from subsidiary	6.0	6.0	--	(12.0)	--
Net cash (used in) provided by investing activities	(22.8)	3.1	(4.0)	(6.2)	(29.9)

Cash flows from financing activities:
Principal amount of long-term debt repayments	(286.9)	--	--	--	(286.9)
Changes in cash overdrafts	(78.1)	--	--	--	(78.1)
Payment of capital distribution	--	(6.0)	(6.0)	12.0	--
Capital contribution	--	2.9	2.9	(5.8)	--
Change in intercompany receivable/payable	348.4	(361.1)	12.7	--	--
Net cash (used in) provided by financing activities	(16.6)	(364.2)	9.6	6.2	(365.0)

Net increase (decrease) in cash and cash equivalents	1.9	(221.2)	--	--	(219.3)
Cash and cash equivalents, beginning of period	84.9	430.5	20.3	--	535.7
Cash and cash equivalents, end of period	$86.8	$209.3	$20.3	$--	$316.4

Condensed Consolidating Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2012

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(98.0)	$151.2	$(20.8)	$--	$32.4

Cash flows from investing activities:
Additions to property, plant and equipment	(40.0)	(1.4)	(3.1)	--	(44.5)
Changes in restricted cash	(26.5)	--	--	--	(26.5)
Other investing activities	0.1	--	--	--	0.1
Net cash used in investing activities	(66.4)	(1.4)	(3.1)	--	(70.9)

Cash flows from financing activities:
Principal amount of long-term debt repayments	(88.1)	--	--	--	(88.1)
Net proceeds from issuance of long-term debt	150.0	--	--	--	150.0
Payments of debt issuance costs	(5.9)	--	--	--	(5.9)
Payments of dividends	(24.9)	--	--	--	(24.9)
Changes in cash overdrafts	(38.2)	--	--	--	(38.2)
Change in intercompany receivable/payable	176.0	(185.4)	9.4	--	--
Net cash provided by (used in) financing activities	168.9	(185.4)	9.4	--	(7.1)

Net increase (decrease) in cash and cash equivalents	4.5	(35.6)	(14.5)	--	(45.6)
Cash and cash equivalents, beginning of period	154.6	404.9	32.2	--	591.7
Cash and cash equivalents, end of period	$159.1	$369.3	$17.7	$--	$546.1

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

EXECUTIVE SUMMARY

Since the third quarter of 2011, our results of operations have trended significantly lower than our historical average before that time. In February 2013 we hired a new Chief Executive Officer to lead a turnaround of the business by focusing on an initial set of strategic initiatives (“Strategic Plan”), which include:

•	Reposition the brand

•	Revamp the product assortment

•	Reinvigorate the store experience

•	Operational efficiency

•	Financial flexibility

We anticipate that the implementation of these strategic initiatives will continue well into 2014.

We have made a number of changes to our business in the third quarter related to these initiatives. The most significant change was that we planned and began executing an improved merchandise assortment in our stores during the second half of the quarter. In connection with this effort, we identified and began removing certain products from our inventory assortment which resulted in losses on disposal of and lower inventory valuations for these products. The aggregate effect of this effort on our third quarter results of operations was an increase of approximately $47 million to our cost of products sold.

RESULTS OF OPERATIONS

We ceased operating all of our Target Mobile centers prior to March 31, 2013. Therefore, unless specifically noted, the following discussion excludes the operating results of the Target Mobile centers, which have been presented as discontinued operations.

Third Quarter Summary
Net sales and operating revenues decreased $92.6 million, or 10.3%, for the third quarter when compared with the same period last year. Our decrease in net sales and operating revenues was primarily driven by a comparable store sales decrease of 8.4%. This decrease was driven by decreased sales for each of our product platforms.

Consolidated gross profit decreased $98.1 million, or 28.8%, for the third quarter, when compared with the same period last year. The decrease in gross profit dollars was partially driven by the $47 million effect of our initiative to improve our inventory assortment discussed above. Additionally, our consolidated sales decrease and decreased gross profit for our postpaid wireless business contributed to our lower gross profit in the third quarter.

Consolidated SG&A expense decreased $10.7 million for the third quarter, when compared with the same period last year. This resulted in SG&A expense as a percentage of net sales and operating revenues of 42.6%, which was a 3.2 percentage point increase from the third quarter of 2012. The decrease in SG&A expense for the third quarter was primarily driven by the fact that we operated fewer stores in 2013 than in 2012, and by $8.5 million in severance costs recognized in the third quarter of 2012 in connection with the departure of our Chief Executive Officer combined with the termination of employment of certain corporate headquarters support staff. These decreases were partially offset by increased professional fees.

Our loss from continuing operations was $112.4 million ($1.11 per share) for the third quarter, compared with a loss of $31.4 million ($0.31 per share) for the same period last year.

Adjusted EBITDA from continuing operations was negative $100.8 million, compared with negative $15.9 million for the same period last year.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Reconciliation of adjusted EBITDA from continuing
operations to loss from continuing operations
Adjusted EBITDA from continuing operations (1)	$(100.8)	$(15.9)	$(124.2)	$14.7
Interest expense, net of interest income	(11.2)	(12.7)	(39.6)	(37.9)
Income tax benefit	16.8	15.9	17.2	27.2
Depreciation and amortization	(17.2)	(18.1)	(53.7)	(55.7)
Other loss	--	(0.6)	(0.3)	(0.6)
Loss from continuing operations	$(112.4)	$(31.4)	$(200.6)	$(52.3)

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

RadioShack Retail Outlets
The table below shows our retail locations allocated among U.S. and Mexico company-operated stores and dealer and other outlets at the following dates:

	Sep. 30,	June 30,	March 31,	Dec. 31,	Sep. 30,
	2013	2013	2013	2012	2012
U.S. RadioShack company-operated stores (1)	4,291	4,311	4,331	4,395	4,412
Mexico RadioShack company-operated stores	273	273	270	269	237
Dealers and other outlets	975	982	997	1,014	1,044
	5,539	5,566	5,598	5,678	5,693
Discontinued locations (2)	--	--	--	1,522	1,512
Total number of retail locations	5,539	5,566	5,598	7,200	7,205

(1)	We closed 107 stores after we decided not to renew their leases in the first nine months of 2013.

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

Net Sales and Operating Revenues
Consolidated net sales and operating revenues are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012

U.S. RadioShack company-operated stores	$733.9	$814.4	$2,272.7	$2,420.4
Other	71.5	83.6	226.2	239.5
Consolidated net sales and operating revenues	$805.4	$898.0	$2,498.9	$2,659.9

Consolidated net sales and operating revenues decrease	(10.3%)	(4.0%)	(6.1%)	(4.7%)
Comparable store sales (1) decrease	(8.4%)	(2.2%)	(4.4%)	(3.7%)

(1)
Comparable store sales include the sales of U.S. and Mexico RadioShack company-operated stores with more than 12 full months of recorded sales. Sales from discontinued operations have been excluded from these calculations.

U.S. RadioShack Company-Operated Stores Segment

U.S. RadioShack company-operated store sales for the third quarter decreased $80.5 million, or 9.9%, and decreased $147.7 million, or 6.1%, for the first nine months of 2013 when compared with the same periods last year. These decreases in sales were primarily driven by decreased sales in our mobility and consumer electronics platforms. Additionally, we operated 121 fewer stores at September 30, 2013, than we did at September 30, 2012, which contributed to a decrease in consolidated sales and affected the sales results for each platform discussed below.

Mobility Platform:  Sales in our mobility platform decreased 11.6% for the third quarter and decreased 7.0% for the first nine months of 2013, when compared with the same periods last year. These decreases were primarily driven by decreased sales in our postpaid wireless business, which were partially offset by increased sales in our prepaid wireless business. Comparable store sales in this platform decreased 9.7% for the third quarter and decreased 4.2% for the first nine months of 2013.

Signature Platform:  Sales in our signature platform decreased 4.6% for the third quarter and increased 0.2% for the first nine months of 2013, compared with the same periods last year. Sales for both periods were positively affected by increased sales of portable speakers and sales of Apple Lightning compatible cables and adaptors. Additionally, for the first nine months of 2013, we recorded a sales increase in wireless accessories. These sales increases were offset by sales decreases in a majority of our remaining product categories for this platform. Comparable store sales in this platform decreased 2.5% for the third quarter and increased 1.1% for the first nine months of 2013.

Consumer Electronics Platform:  Sales in our consumer electronics platform decreased 17.0% for the third quarter and decreased 18.4% for the first nine months of 2013, compared with the same periods last year. These sales decreases were primarily driven by sales declines in laptop computers, internet telephone devices, GPS devices, digital music players, and cameras. Comparable store sales in this platform decreased 15.7% for the third quarter and decreased 16.7% for the first nine months of 2013.

Other Sales

Amounts in other sales reflect our business activities that are not separately reportable, including sales to our independent dealers, sales generated by our Mexican subsidiary and our www.radioshack.com website, sales to commercial customers, and sales to other third parties through our global sourcing operations. Other sales decreased $12.1 million, or 14.5%, for the third quarter and decreased $13.3 million, or 5.6%, for the first nine months of 2013, when compared with the same periods last year. These decreases were primarily driven by sales decreases to our independent dealers. Additionally, we recognized $3.0 million of franchise fee revenue in the third quarter of 2012 related to the opening of our first franchised stores in Southeast Asia.

Gross Profit
Consolidated gross profit and gross margin are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012

Gross profit	$242.7	$340.8	$893.8	$1,051.1
Gross margin	30.1%	38.0%	35.8%	39.5%

Gross profit decrease	(28.8%)	(18.3%)	(15.0%)	(17.2%)

Consolidated gross profit decreased $98.1 million, or 28.8%, for the third quarter of 2013, when compared with the same period last year. The gross profit decrease for the third quarter was partially driven by an initiative we have undertaken as part of our Strategic Plan. During the second half of the quarter, we planned and began executing an improved merchandise assortment in our stores. In connection with this effort, we identified and began removing certain products from our inventory assortment which resulted in losses on disposal of, or lower inventory valuations for, these products. The aggregate effect of this effort on our third quarter gross profit was a decrease of approximately $47 million. Our estimate for this amount was based on our plan for disposition of these products, which was primarily to scrap in-store or ship to a third-party liquidator. The lower inventory valuations were based on our estimates of the net proceeds to be received from the planned dispositions. Additionally, our consolidated sales decrease and decreased gross profit for our postpaid wireless business contributed to our lower gross profit in the third quarter.

Consolidated gross profit decreased $157.3 million, or 15.0%, for the first nine months of 2013, when compared with the same period last year. In addition to the items affecting the third quarter, the gross profit decrease for the first nine months of 2013 was also driven by more sales promotions in the second quarter of 2013, when compared with the same period last year.

Our consolidated gross margin rate for the third quarter and the first nine months of 2013 decreased by 7.9 percentage points and 3.7 percentage points, respectively, when compared with the same periods last year. The reasons for these decreases are discussed above.

Selling, General and Administrative Expense
Consolidated selling, general and administrative expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012

Selling, general and administrative expense	$343.3	$354.0	$1,018.1	$1,036.3
As a percent of net sales and operating revenues	42.6%	39.4%	40.7%	39.0%

Selling, general and administrative expense decrease	(3.0%)	(6.9%)	(1.8%)	(3.6%)

Consolidated SG&A expense decreased $10.7 million, or 3.0%, for the third quarter and decreased $18.2 million, or 1.8%, for the first nine months of 2013, when compared with the same periods last year. This represents a 3.2 percentage point increase as a percentage of net sales and operating revenues for the third quarter and a 1.7 percentage point increase for the first nine months of 2013.

The decrease in SG&A expense for the third quarter was primarily driven by the fact that we operated fewer stores in 2013 than in 2012, and by $8.5 million in severance costs recognized in the third quarter of 2012 in connection with the departure of our Chief Executive Officer combined with the termination of employment of certain corporate headquarters support staff. These decreases were partially offset by increased professional fees.

In addition to those items discussed above, the decrease in SG&A expense for the first nine months of 2013 was also driven by the receipt of $5.3 million from a non-merchandise vendor as settlement of a dispute and a $2.4 million gain on the sale of a building.

Depreciation and Amortization
Depreciation and amortization from continuing operations, including amounts recorded in cost of products sold, was $17.2 million for the third quarter and $53.7 million for the first nine months of 2013, compared with $18.1 million and $55.7 million for the same periods last year.

Impairment of Long-lived Assets
Impairments for long-lived assets held and used in certain stores were $2.4 million for the third quarter and $6.6 million for the first nine months of 2013, compared with $4.8 million and $6.3 million for the same periods last year. The 2012 amounts included a goodwill impairment charge of $3.0 related to our U.S. RadioShack company-operated stores reporting unit. The remaining increases were primarily driven by increases in the number of stores that were evaluated for impairment during the periods because of their decreased operating results. If our operating results do not improve, we will continue to incur a similar or higher amount of long-lived asset impairments for U.S. RadioShack company-operated stores in future periods.

Net Interest Expense
Consolidated net interest expense, which is interest expense net of interest income, was $11.2 million for the third quarter and $39.6 million for the first nine months of 2013, compared with $12.7 million and $37.9 million for the same periods last year.

Interest expense primarily consists of interest paid at the stated rate on our notes and term loans and the non-cash amortization of the discounts on our notes.

Interest expense decreased $1.7 million for the third quarter and increased $1.4 million for the first nine months of 2013, when compared with the same periods last year. These changes were primarily driven by our average long-term debt balances during these periods. Non-cash interest expense was $0.9 million for the third quarter and $7.1 million for the first nine months of 2013, compared with $4.1 million and $12.8 million for the same periods last year.

Income Tax Expense
The income tax provision for each quarterly period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are recorded in the quarterly period in which they occur. Our effective tax rate was 13.0% for the third quarter and 7.9% for the first nine months of 2013, compared with 33.6% and 34.2% for the same periods last year.

For the first nine months of 2013, we continued to provide a valuation allowance against all of our U.S. federal and state deferred tax assets. As a result, we did not record any U.S. federal or state income tax benefit related to our operating losses for the first nine months of 2013. We continue to recognize income tax expense or benefit related to our foreign operations and interest accrued on our liabilities for uncertain tax positions. In addition, we continue to recognize income tax expense in certain state jurisdictions.

The effective tax rates for the three and nine month periods ended September 30, 2013, were affected by tax benefits associated with the settlement of an Internal Revenue Service examination of tax years 2004 through 2006 in the amount of $14.3 million, and a change in measurement of a tax position taken in a prior period in the amount of $3.5 million. The effective tax rate for the first nine months of 2013 was also affected by the recognition of previously unrecognized tax benefits of $2.9 million due to the settlement of state income tax matters.

Our income tax benefits for the third quarter and the first nine months of 2012 included offsetting discrete income tax expense items related to certain stock-based compensation effects, interest accrued on our liabilities for uncertain tax positions, and valuation allowances established in the second quarter for certain state income tax deferred tax assets.

Discontinued Operations
We ceased operating all of our Target Mobile centers prior to March 31, 2013. The income (loss) before income taxes for these discontinued operations was zero for the third quarter and a loss of $7.9 million for the first nine months of 2013, compared with a loss of $24.8 million and $37.2 million, respectively, for the same periods last year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Refer to Note 2 – “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Operating Activities: Cash provided by operating activities for the first nine months of 2013 was $175.6 million, compared with $32.4 million for the same period last year. Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and changes in working capital components. Net income plus non-cash adjustments to net income was negative $130.1 million for the first nine months of 2013, compared with positive $32.5 million for the same period last year. Cash provided by working capital components was $305.7 million for the first nine months of 2013, compared with cash used in working capital components of $0.1 million for the same period last year. The decrease in net income plus non-cash adjustments was primarily driven by our increased net loss for the first nine months of 2013, when compared with the first nine months of 2012.

The increase in cash provided by working capital was primarily driven by increased cash provided by accounts receivable and inventories, which were partially offset by a lower accounts payable balance.

A portion of the cash provided by our accounts receivable related to a $56.4 million income tax refund that we received in the second quarter of 2013. The change in our inventories balance was partially driven by a reduction of postpaid wireless handsets during 2013. In addition, the change in our inventories balance was also driven by decreased inventory valuations related to our initiative to improve our inventory assortment, which has been previously discussed.

Our lower accounts payable balance at September 30, 2013, when compared with our balances at December 31, 2012, and September 30, 2012, was primarily driven by decreased accounts payable with our wireless service providers because of lower sales volumes and the timing of inventory receipts during the quarter.

Investing Activities: Net cash used in investing activities was $29.9 million for the first nine months of 2013, compared with $70.9 million for the same period last year. This decrease was primarily driven by changes in restricted cash between 2013 and 2012, decreased capital expenditures in the first nine months of 2013, and proceeds received from the sale of a building in the first nine months of 2013. See “Cash Requirements” below in this MD&A regarding our restricted cash and capital expenditures.

Financing Activities: Cash used in financing activities was $365.0 million for the first nine months of 2013, compared with $7.1 million for the same period last year. This increase was primarily driven by the repayment of $286.9 million aggregate principal amount of 2013 Convertible Notes and the decrease in our cash overdrafts. Additionally, we received $144.1 million of cash proceeds from the issuance of long-term debt in 2012.

Free Cash Flow: Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was $149.0 million for the first nine months of 2013, compared with negative $37.0 million for the same period last year. The increase in free cash flow for the first nine months of 2013 was attributable to increased cash flows from operating activities as described above and decreased capital expenditures. Additionally, we did not pay a dividend in the first nine months of 2013, compared with the payment of $24.9 million in dividends for the first nine months of 2012.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, make dividend payments or fund other uses of capital that management believes will enhance shareholder value. See “Liquidity Outlook” later in this MD&A for further discussion of our sources of liquidity and our cash requirements in future periods. The comparable financial measure to free cash flow under generally accepted accounting principles is net cash flows provided by or used in operating activities. Net cash flows provided by operating activities were $175.6 million for the first nine months of 2013, compared with $32.4 million for the same period last year. We do not intend for the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP, nor do we intend to imply that free cash flow represents cash flow available for discretionary expenditures. The following table is a reconciliation of net cash provided by operating activities to free cash flow.

	Nine Months Ended		Year Ended
	September 30,		December 31,
(In millions, except share amounts)	2013	2012	2012

Net cash provided by operating activities	$175.6	$32.4	$(43.0)
Less:
Additions to property, plant and equipment	26.6	44.5	67.8
Payments of dividends	--	24.9	24.9
Free cash flow	$149.0	$(37.0)	$(135.7)

SOURCES OF LIQUIDITY
As of September 30, 2013, we had $316.4 million of cash and cash equivalents. Additionally, at September 30, 2013, we had $296.2 million of availability under the 2016 Credit Facility.

The 2016 Credit Facility matures on January 4, 2016, and provides for an asset-based revolving credit line of $450 million, subject to a borrowing base, which was $369.4 million at September 30, 2013. Obligations under the 2016 Credit Facility are secured by substantially all of our inventory, accounts receivable, cash, and cash equivalents. Obligations under the 2016 Credit Facility are also secured by certain real estate.

The maximum availability for revolving borrowings under the 2016 Credit Facility is determined at the end of each month and is calculated as the lesser of:

•	$450 million, or

•	Our borrowing base for revolving borrowings less $45 million (calculated as $324.4 million at September 30, 2013), or

•
Our borrowing base for revolving borrowings up to a maximum amount of $450 million less the greater of 12.5% (currently $46.2 million) or $45 million if we do not meet a specified consolidated fixed charge coverage ratio during a trailing twelve-month period (calculated as $323.2 million at September 30, 2013).

As of September 30, 2013, our maximum availability for revolving borrowings under the 2016 Credit Facility was $323.2 million because we did not meet the consolidated fixed charge coverage ratio test at September 30, 2013. As of September 30, 2013, no revolving borrowings had been made under the facility, and letters of credit totaling $27.0 million had been issued, resulting in $296.2 million of availability for revolving borrowings under the 2016 Credit Facility. We currently believe that we will not meet the consolidated fixed charge coverage ratio test for at least the next twelve months.

Refer to Note 5 – “Indebtedness and Borrowing Facilities” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, for additional information regarding the 2016 Credit Facility.

We continually assess our liquidity and capital structure and evaluate strategic capital initiatives. These may include, but are not limited to, new debt issuances; debt refinancing; or modifications of existing debt, such as the amount of debt outstanding, the types of debt issued, and the maturity dates of the debt. These alternatives, if implemented, could materially affect our capital structure, debt ratios, and cash balances.

CASH REQUIREMENTS

Long-term debt: In the first six months of 2013, we repurchased $72.5 million of aggregate principal amount of 2.50% convertible senior notes due August 1, 2013 (the “2013 Convertible Notes”). On August 1, 2013, we repaid the $214.4 million remaining aggregate principal balance of the 2013 Convertible Notes at their maturity.

There have been no other significant changes to our long-term debt since December 31, 2012. Refer to Note 5 – “Indebtedness and Borrowing Facilities” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, for information regarding our long-term debt.

Capital Expenditures: We currently estimate that our capital expenditures for 2013 will range from $45 million to $55 million. U.S. RadioShack company-operated store remodels and relocations and information systems projects will account for the majority of our anticipated 2013 capital expenditures. Cash and cash equivalents and cash generated from operating activities will be used to fund these capital expenditures. Additionally, our 2016 Credit Facility could be utilized to fund capital expenditures.

Restricted Cash: Restricted cash totaled $33.4 million at September 30, 2013, and is included in other current assets in our Consolidated Balance Sheets. Restricted cash pledged as collateral for standby letters of credit issued to our casualty insurance providers totaled $32.1 million. We have the ability to withdraw this cash at any time and instead provide letters of credit issued under our 2016 Credit Facility. We have elected to pledge this cash as collateral for the letter of credit to reduce our costs associated with our casualty insurance.

Purchase Obligations: We had purchase obligations of $302.6 million at September 30, 2013, which include product commitments and marketing agreements. Of this amount, $297.5 million will be spent in the next twelve months.

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

LIQUIDITY OUTLOOK

As of September 30, 2013, we had $316.4 million in cash and cash equivalents. Additionally, we had availability of $296.2 million as of September 30, 2013, under the 2016 Credit Facility. This resulted in a total liquidity position of $612.6 million at September 30, 2013. We are currently evaluating proposals from lenders to provide us with more liquidity. We presently expect to complete this process in the fourth quarter of 2013.

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

Capitalization
The following table sets forth information about our capitalization on the dates indicated.

	September 30,		December 31,		September 30,
	2013		2012		2012
(In millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent

Current maturities of long-term debt	$1.0	0.1%	$278.7	20.2%	$275.2	19.5%
Long-term debt, excluding current
maturities	498.3	55.8	499.0	36.3	474.0	33.6
Total debt	499.3	55.9	777.7	56.5	749.2	53.1
Stockholders' equity	394.0	44.1	598.7	43.5	662.4	46.9
Total capitalization	$893.3	100.0%	$1,376.4	100.0%	$1,411.6	100.0%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At September 30, 2013, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our cash equivalents of $195.0 million and our $175 million of term loans that bear interest at variable rates, in each case at September 30, 2013. A hypothetical 1% increase in short-term interest rates would result in a corresponding decrease in annual net interest expense of approximately $1.0 million. Short-term liquid investments at variable interest rates currently yield less than 1% on an annualized basis. A hypothetical decrease of short-term interest rates to zero would result in a corresponding increase in annual net interest expense of approximately $0.2 million. This hypothetical example assumes no change in the proportionate relationship between our cash equivalent balance and the amount of our variable interest rate debt.

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

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK

			Total Number of	Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	That May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under
(In millions)	Purchased	per Share	Programs (1)	the Plans or Programs (1) (2)
July 1 – 31, 2013	--	--	--	188,100,224
August 1 – 31, 2013	11,395 (3)	$ 2.82	--	188,100,224
September 1 – 30, 2013	822 (3)	$ 4.18	--	188,100,224
Total	12,217		--

(1)
In October 2011 our Board of Directors approved an authorization for a total share repurchase of $200 million of the Company’s common stock to be executed through open market or private transactions. The share repurchase authorization has no stated expiration date. As of September 30, 2013, $188.1 million of the total authorized amount was available for share repurchases under this program. We announced on January 30, 2012, that we had suspended further share repurchases under this program.

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

RADIOSHACK CORPORATION

October 22, 2013	By:	/s/ Holly Felder Etlin
Holly Felder Etlin
Interim Chief Financial Officer
(principal financial officer)

October 22, 2013	By:	/s/ William R. Russum
William R. Russum
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