Form 10-K
period 2013-12-31
RADIOSHACK CORP
filed 2014-03-04
CIK 96289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes __ No X

As of June 28, 2013, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant was $251,965,806 based on the New York Stock Exchange closing price. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of the registrant’s common stock as of June 28, 2013, are the affiliates of the registrant.

As of February 21, 2014, there were 100,346,536 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference
Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

U.S. RADIOSHACK COMPANY-OPERATED STORES
At December 31, 2013, we operated 4,297 U.S. company-operated stores under the RadioShack brand located throughout the United States, as well as in Puerto Rico and the U.S. Virgin Islands. These stores are located in strip centers and major shopping malls, as well as individual storefronts. Each location carries a broad assortment of both name brand and private brand consumer electronics products.

To reflect more closely how we manage our merchandise and product assortment, we have consolidated our reporting structure into two platforms:  mobility and retail.

These platforms include the following product categories:

Mobility:  The mobility platform includes postpaid and prepaid wireless handsets, commissions, residual income, prepaid wireless airtime, e-readers, and tablet devices. Our wireless accessories and tablet accessories, which were previously included in our signature platform, are now also included in this platform.

Retail:  Our retail platform includes our remaining consumer electronics product categories and related accessories; batteries and power products; and technical products. This platform now also consists of products that were previously included in our signature and consumer electronics platforms, except wireless accessories and tablet accessories.

For information regarding the net sales and operating revenues and operating income for our reportable segments for fiscal years ended December 31, 2013, 2012 and 2011, see Note 14 – “Segment Reporting” in the Notes to Consolidated Financial Statements.

OTHER SALES CHANNELS
In addition to the reportable segment discussed above, we have the following additional sales channels and support operations:

Dealer Outlets: At December 31, 2013, we had a network of 943 RadioShack dealer outlets, including 42 located outside North America. Our North American outlets provide name brand and private brand products and services, typically to smaller communities. These independent dealers are often engaged in other retail operations and augment their businesses with our products and service offerings. Our dealer sales derived outside the United States are not significant.

RadioShack de Mexico: At December 31, 2013, there were 274 company-operated stores under the RadioShack brand, 5 dealers, and one distribution center in Mexico.

RadioShack.com: Products and information are available through our website: http://www.radioshack.com. Online customers can purchase, return or exchange various products available through this website. Additionally, certain products ordered online may be picked up, exchanged or returned at RadioShack stores.

SUPPORT OPERATIONS
Our retail stores, along with our dealer outlets, are supported by an established infrastructure. Below are the major components of this support structure:

Distribution Centers - At December 31, 2013, we had three U.S. distribution centers shipping products to our U.S. retail locations and dealer outlets. One of these distribution centers also serves as a fulfillment center for our online customers and as a distribution center that ships store fixtures to our U.S. and Mexico company-operated stores.

RadioShack Technology Services (“RSTS”) - Our management information system is composed of a distributed, online network of computers that links all stores, customer channels, delivery locations, service centers, credit providers, distribution facilities and our home office into a fully integrated system. Each retail location has its own server to support the point-of-sale (“POS”) system. Our U.S. company-operated stores communicate through a broadband network, which provides efficient access to customer support data. This design also allows store management to track daily sales and inventory at the product or sales associate level. RSTS provides the majority of our programming and systems analysis needs.

RadioShack Global Sourcing (“RSGS”) - RSGS serves our wide-ranging international import/export, sourcing, evaluation, logistics and quality control needs. RSGS’s activities support our name brand and private brand businesses.

DISCONTINUED OPERATIONS
In the third quarter of 2010, we signed a multi-year agreement to operate retail locations in Target stores (“Target Mobile”) throughout most of the United States. These retail locations, which were not RadioShack-branded, offered wireless handsets with activation of third-party postpaid wireless services. At December 31, 2012, we operated 1,522 Target Mobile centers.

We ceased operating all of our Target Mobile centers prior to March 31, 2013. Upon ceasing these operations, we transitioned substantially all of our Target Mobile center employees to a third-party service provider that will continue to operate these locations on Target Corporation’s behalf. We concluded that the cash flows from these centers were eliminated from our ongoing operations. Therefore, the results of these operations, net of income taxes, have been presented as discontinued operations in the Consolidated Statements of Income for all periods presented.

In February 2009 we signed a contract extension with Sam’s Club through March 31, 2011, with a transition period that ended on June 30, 2011, to continue operating wireless kiosks in certain Sam’s Club locations. All of these kiosks were transitioned to Sam’s Club by June 30, 2011. We concluded that the cash flows from these kiosks were eliminated from our ongoing operations. Therefore, the results of these operations, net of income taxes, have been presented as discontinued operations in our Consolidated Statements of Income for all periods presented.

SEASONALITY
As with most other specialty retailers, our net sales and operating revenues are greater during the fourth calendar quarter, which includes the majority of the holiday shopping season in the U.S., than during other periods of the year. There is a corresponding pre-seasonal inventory build-up, which requires working capital related to the anticipated increased sales volume. This is described in “Cash Requirements” in our MD&A. Also, refer to Note 15 – “Quarterly Data (Unaudited)” in the Notes to Consolidated Financial Statements for data showing seasonality trends. We expect this seasonality to continue.

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

SUPPLIERS AND NAME BRAND RELATIONSHIPS
Our business strategy depends, in part, upon our ability to offer name brand and private brand products, as well as to provide our customers access to third-party services. We utilize a large number of suppliers located in various parts of the world to obtain name brand and private brand merchandise. We have formed vendor and third-party service provider relationships with well-recognized companies such as Sprint, AT&T, Verizon Wireless, Apple, Garmin, Hewlett-Packard, HTC, Microsoft, Blackberry, Samsung and SanDisk. In the aggregate, these relationships have or are expected to have a significant effect on both our operations and financial strategy.

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

In the consumer electronics retail business, competitive factors include convenient retail locations, price, quality, features, product availability, consumer services, distribution capability, brand reputation and the number of competitors. We compete in the sale of our products and services with several retail formats, including national, regional, and independent consumer electronics retailers. We compete with department and specialty retail stores in certain product categories. We compete with wireless providers in our mobility platform through their own retail and online presence. We compete with big-box retailers, discount and warehouse retailers, and Internet retailers on a more widespread basis. Numerous domestic and foreign companies manufacture products for other retailers that are similar to our privately-branded products and are sold under nationally-recognized brand names or private brands.

Management believes two primary factors differentiate us from our competition. First, we have an extensive physical retail presence with convenient locations throughout the United States. Second, our specially trained sales staff is capable of providing cost-effective solutions for our customers’ needs, assisting with the selection of appropriate products and accessories and, when applicable, assisting customers with service activation.

EMPLOYEES
At December 31, 2013, we employed approximately 27,500 people. Our U.S. employees are not covered by collective bargaining agreements, nor are they members of labor unions. We consider our relationship with our employees to be good.

AVAILABLE INFORMATION
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and rules and regulations adopted by the U.S. Securities and Exchange Commission (the “SEC”) under that Act. The Exchange Act requires us to file reports, proxy statements and other information with the SEC.

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

In Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in this Annual Report on Form 10-K, we make estimates regarding our free cash flow, results of operations and ability to access our revolving credit facility for the current fiscal year. If our free cash flow, results of operations and ability to borrow under our revolving credit facility are significantly less favorable than we have estimated, we may not be able to make all of our planned capital expenditures or fully execute our turnaround strategy and return to profitability and all of our other plans. We have also instituted a cash management plan that includes reducing certain controllable expenses. However, there are no assurances that this plan would enable us to continue to satisfy our liquidity needs. Our inability to meet our liquidity needs could have a material adverse effect on our results of operations and financial condition. In addition, if a significant number of our product and service providers change the payment terms they provide to us, our cash flow may be negatively affected, which could negatively affect our ability to receive products and services on acceptable terms.

If our cash flow is negatively impacted, our current or future level of indebtedness may make it more difficult for us to pay our debts and more likely that it would be necessary for us to divert our cash flow from operations to debt service payments.

As of December 31, 2013, the total principal amount of our long-term debt was $626.4 million. As of December 31, 2013, the maximum availability of revolving borrowings under our asset-based revolving credit facility was $429.5 million. This facility matures in December 2018. Our debt service obligations could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding. Our indebtedness could have important consequences for our business. For example, it could:

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

•	cause our trade creditors to change their terms for payment on goods and services provided to us, thereby negatively affecting our ability to receive products and services on acceptable terms.

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

Our inability to return to profitability would materially adversely affect our results of operations and financial condition.

A critical component of our business strategy is to return to profitability. In connection with this strategy, we are implementing a strategic turnaround plan that includes the repositioning of our brand, revamping of our product assortment, reinvigorating our store experience, enhancing our operational efficiency and maintaining our financial flexibility. For additional information regarding our strategic turnaround plan, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. It may take longer than expected to execute our turnaround strategy and there can be no assurance that this plan will be successful.

Our ability to return to profitability may also be affected by:

•	Our ability to offer and sell products with sufficient gross profit to improve our overall profitability

•	Our ability to benefit from capital improvements made to our stores

•	Our success in attracting customers into our retail locations

•	Our ability to choose the correct mix of products to sell

•	Our ability to keep our retail locations stocked with merchandise customers will purchase

•	Our ability to maintain fully-staffed retail locations with appropriately trained employees

•	Our ability to remain relevant to the consumer

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

In addition, consumer spending remains uncertain, which makes it more challenging for us to maintain or grow our operating income. As a result, we must continue to control our expense structure. Failure to manage our labor and benefit rates, advertising and marketing expenses, or other store expenses could delay or prevent us from achieving profitability or otherwise have a material adverse effect on our results of operations and financial condition.

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

Closing stores could result in significant costs and could materially adversely affect our results of operations and financial condition.

As part of our turnaround strategy and cash management plan, on March 4, 2014, we announced that we intend to close up to 1,100 stores. We expect to incur payments to landlords to terminate or “buy out” leases for these stores. The financial impact of terminating leases will vary depending on the terms of the lease, the condition of the local property market, demand for the specific property, our relationship with the landlord and the availability of potential sub-lease tenants. If these factors are unfavorable to us, then the costs of exiting a property may be significant. We also may incur severance costs related to the employees at such stores. Additionally, upon any store closure, the closing costs and the fixed asset and inventory write downs could adversely affect our results of operations and financial condition. Finally, if the number of domestic stores decreases below 4,278, we are required to establish additional reserves under our revolving credit facility. We will continue to evaluate the performance of our other stores. Additional store closures may occur in cases where stores are underperforming.  The proposed store closure program is subject to the consent of the lenders under our 2018 Credit Agreement and the 2018 Term Loan (as those terms are defined in Note 5 to the Consolidated Financial Statements included elsewhere in this report).

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

Our inability to manage our inventory effectively, particularly excess or inadequate amounts of and the payment terms for our inventory, could materially adversely affect our results of operations and financial condition.

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

We do not have long-term arrangements with respect to the payment terms with most of our suppliers. Any significant changes in the payment terms that we have with our key suppliers could materially adversely affect our results of operations and financial condition.

We may not be able to provide cost-effective solutions to meet the needs and wants of our customers.

We have undertaken a variety of strategic initiatives to be able to meet the needs and wants of our customers. Our failure to execute this strategy successfully or the occurrence of certain events, including the following, could materially adversely affect our business generally:

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

We maintain significant receivable balances from various vendors and service providers such as Sprint, AT&T, and Verizon consisting of commissions and other funds related to these relationships. At December 31, 2013 and 2012, our net receivables from vendors and service providers were $144.2 million and $315.3 million, respectively. The average payment term for these receivable balances is approximately 45 days. We do not factor these receivables. Changes in the financial condition of one or more of these vendors or service providers could cause a delay or failure in collecting these receivable balances. A significant delay or failure in collecting them could materially adversely affect our results of operations and financial condition.

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

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, may cause us to incur significant additional costs. A significant proportion of the Company’s employees are covered by its health program, which is administered by a third party but is self-funded except for insurance we carry to cover catastrophic losses with respect to individual employees. These laws will impose numerous new mandatory types of coverage and reporting and other requirements on our health program. We believe these additional types of coverage and requirements will increase our costs, but we are not yet able to estimate the increases accurately because the regulations are new. Any significant increases in our costs could materially adversely affect our results of operations and financial condition.

In addition, in 2012 the SEC, as directed in The Dodd-Frank Wall Street Reform and Consumer Protection Act, adopted new disclosure and reporting requirements for companies regarding the use of “conflict minerals” from the Democratic Republic of the Congo and adjoining countries. The new requirements could affect the sourcing, availability and cost of minerals used in the manufacture of certain of the products we sell, including some that we contract to manufacture. We will also incur costs to comply with the related supply chain due diligence requirements, which could prove to be significant. Because our supply chain is complex, we may also face reputation challenges with our customers and other stakeholders if we are unable to verify sufficiently through the due diligence procedures we implement the origins of all minerals used in certain of these products.

Our net operating loss carryforwards could be subject to limitations under the Internal Revenue Code.

If we were to experience an “ownership change” under Section 382 of the Internal Revenue Code, our net operating loss carryforwards (NOLs) would be subject to annual limitations that could impact the timing of the utilization of our NOLs as well as limit our ability to fully utilize our NOLs prior to their expiration. The determination of whether an ownership change has occurred is complex and depends on a number of factors, including new issuances of shares by us and purchases and sales of shares by those shareholders owning a minimum of 5% of our shares over a rolling three-year period.

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

We lease, rather than own, all of our retail facilities. Our stores are located in shopping malls, stand-alone buildings and shopping centers owned by other entities. We lease administrative offices throughout the United States and in Mexico, Hong Kong, and Taiwan. We own the property on which our three distribution centers and two manufacturing facilities are located within the United States.

RETAIL LOCATIONS
The table below shows our retail locations at December 31, 2013, allocated among U.S. and Mexico company-operated stores, discontinued kiosks and dealer and other outlets.

	Average
	Store Size	At December 31,
	(Sq. Ft.)	2013	2012	2011
U.S. RadioShack company-operated stores (1)	2,426	4,297	4,395	4,476
Mexico RadioShack company-operated stores (2)	1,339	274	269	227
Dealer and other outlets (3)	N/A	948	1,014	1,110
Discontinued kiosks (4)	N/A	--	1,522	1,496
Total number of retail locations (5)		5,519	7,200	7,309

(1)	We closed 113 and 103 stores during 2013 and 2012, respectively, after we decided not to renew the leases.
(2)	We opened 46 Mexico RadioShack company-operated stores during 2012.
(3)
Our dealer and other outlets decreased by 66 and 96 locations, net of new openings, during 2013 and 2012, respectively. These declines were primarily due to either the closing of dealer store locations or dealer agreements not being renewed.

(4)	As of December 31, 2012 and 2011, we operated wireless kiosks in certain Target locations. The operation of all of these kiosks was transitioned to Target by March 31, 2013.
(5)
In 2013 the Company opened 52 retail locations and closed 1,713 retail locations. In 2012 the Company opened 127 retail locations and closed 235 retail locations. In 2011 the Company opened 725 retail locations and closed 599 retail locations.

Real Estate Owned and Leased
	Approximate Square Footage (in thousands) At December 31,
		2013			2012
	Owned	Leased	Total	Owned	Leased	Total
Retail
U.S. RadioShack company-operated stores	--	10,426	10,426	2	10,827	10,829
Mexico company-operated stores	--	367	367	--	356	356
Discontinued kiosks	--	--	--	--	24	24
Support Operations
Manufacturing	134	--	134	134	--	134
Distribution centers and office space	1,927	480	2,407	1,927	480	2,407
	2,061	11,273	13,334	2,063	11,687	13,750

Below is a listing at December 31, 2013, of our retail locations within the United States and its territories:

	U.S. RadioShack	Dealers
	Stores	and Other (1)	Total

Alabama	48	17	65
Alaska	--	20	20
Arizona	61	15	76
Arkansas	27	26	53
California	532	33	565
Colorado	60	22	82
Connecticut	67	1	68
Delaware	18	--	18
Florida	283	26	309
Georgia	98	29	127
Hawaii	24	--	24
Idaho	17	11	28
Illinois	161	36	197
Indiana	92	30	122
Iowa	30	38	68
Kansas	35	21	56
Kentucky	52	23	75
Louisiana	68	13	81
Maine	22	11	33
Maryland	95	4	99
Massachusetts	110	5	115
Michigan	118	37	155
Minnesota	52	29	81
Mississippi	36	11	47
Missouri	70	27	97
Montana	5	23	28
Nebraska	18	15	33
Nevada	35	5	40
New Hampshire	31	5	36
New Jersey	152	4	156
New Mexico	31	10	41
New York	328	14	342
North Carolina	116	23	139
North Dakota	6	3	9
Ohio	180	23	203
Oklahoma	37	22	59
Oregon	51	19	70
Pennsylvania	210	22	232
Rhode Island	20	--	20
South Carolina	56	13	69
South Dakota	10	12	22
Tennessee	66	22	88
Texas	356	52	408
Utah	27	14	41
Vermont	9	7	16
Virginia	117	27	144
Washington	88	23	111
West Virginia	28	8	36
Wisconsin	64	37	101
Wyoming	6	13	19

District of Columbia	12	--	12
Puerto Rico	58	--	58
U.S. Virgin Islands	4	--	4
	4,297	901	5,198

(1)	Does not include international dealers.

ITEM 3. LEGAL PROCEEDINGS.

Refer to Note 13 – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT (SEE ITEM 10 OF PART III).

The following is a list, as of February 20, 2014, of our executive officers and their ages and positions.

Name	Position (Date Appointed to Current Position)	Age
Joseph C. Magnacca	Chief Executive Officer (February 2013)	51
John W. Feray	Executive Vice President – Chief Financial Officer (February 2014)	47
Telvin P. Jeffries	Executive Vice President – Chief Human Resources Officer, Services, International (September 2012)	45
Troy H. Risch	Executive Vice President – Store Operations (January 2013)	46
Martin B. Amschler	Senior Vice President – Franchise (June 2013)	56
Mark A. Boerio	Senior Vice President – Inventory Planning and Allocation (December 2013)	45
Michael S. DeFazio	Senior Vice President – Store Concepts (March 2013)	54
Janet E. Fox	Senior Vice President – Global Sourcing (November 2013)	54
Paul Rutenis	Senior Vice President – Chief Merchandising Officer (October 2013)	47
Jennifer S. Warren	Senior Vice President – Chief Marketing Officer (April 2013)	40
Robert C. Donohoo	Vice President, General Counsel and Corporate Secretary (August 2007)	52
William R. Russum	Vice President and Controller (October 2013)	51

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

Mr. Feray was appointed Executive Vice President – Chief Financial Officer in February 2014. Mr. Feray most recently was employed by Dollar General Corporation where he was Senior Vice President – Finance and Strategy from May 2008 until joining the Company. Prior to joining Dollar General, Mr. Feray was Senior Vice President – Chief Financial Officer of First American Payment Systems and before that he spent several years as Senior Vice President – Chief Financial Officer of Haggar Corporation.

Mr. Jeffries was appointed Executive Vice President – Chief Human Resources Officer, Services, International in September 2012 and was previously Executive Vice President – Chief Human Resources Officer and General Manager of Retail Services of the Company from July 2012. Mr. Jeffries joined the Company from Kohl’s Corporation, a department store retailer, where he worked from 1993 to 2012 and most recently served as the executive vice president of human resources. Mr. Jeffries also held the following positions at Kohl’s: assistant store manager, director of executive recruiting, vice president of corporate human resources, and senior vice president of corporate human resources.

Mr. Risch was appointed Executive Vice President – Store Operations in January 2013. Previously, Mr. Risch held the following positions at Target Corporation, a general merchandise retailer, from 1997 to 2011: store manager, district manager, group director, group vice president, and executive vice president of stores.

Mr. Amschler was appointed Senior Vice President – Franchise in June 2013. Previously Mr. Amschler was Vice President – Franchise of the Company from 2009. Prior to joining the Company Mr. Amschler was Chief Development Officer of New York based NexCen beginning in 2007.

Mr. Boerio was appointed Senior Vice President – Inventory Planning and Allocation in December 2013. Previously Mr. Boerio worked 11 years in executive roles at Belk Inc., most recently serving as Senior Vice President – Corporate Strategy.

Mr. DeFazio was appointed Senior Vice President – Store Concepts in March 2013. Mr. DeFazio was Division Vice President – Store Concepts for Walgreen Co. from 2011 until joining the Company. Prior to joining Walgreen’s, Mr. DeFazio was employed by Duane Reade as a Senior Director – Store Concepts from 2006 until 2011.

Ms. Fox was appointed Senior Vice President – Global Sourcing in November 2013.  Ms. Fox was Senior Vice President - Sourcing, Quality, Materials and Technical Design at Under Armour, Inc. from February 2012 until August 2013. Before joining Under Armour, Ms. Fox was Senior Vice President – Director of Sourcing for J.C, Penney Company, Inc. from 2006 until 2012.

Mr. Rutenis was appointed Senior Vice President – Chief Merchandising Officer in October 2013. Previously Mr. Rutenis was Senior Vice President – General Merchandising Manager, Home Division at J.C. Penney Company, Inc. from 2011 until joining the Company. Prior to working at J.C. Penney, Mr. Rutenis worked at Dick’s Sporting Goods, Inc. from 2006 until 2011 and was a Division Merchandising Manager.

Ms. Warren was appointed Senior Vice President – Chief Marketing Officer in April 2013. Previously Ms. Warren was Client Partner, Samsung at Razorfish LLC from 2012 to 2013. Prior to joining Razorfish, Ms. Warren built retail brands and businesses as Senior Vice President – Group Account Director at GSD&M Idea City LLC from 2000 until 2012.

Mr. Donohoo was appointed Vice President, General Counsel and Corporate Secretary in August 2007. Mr. Donohoo joined the Company from EFJ, Inc. where he was Senior Vice President, General Counsel and Secretary. Prior to working for EFJ, Mr. Donohoo was Senior Vice President, General Counsel and Secretary of i2 Technologies, Inc.

Mr. Russum was appointed Vice President – Corporate Controller in October 2013. Mr. Russum was previously the Company’s Controller of Retail Operations and has been employed by the Company since 1991.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE RANGE OF COMMON STOCK
Our common stock is listed on the New York Stock Exchange and trades under the symbol "RSH." The following table presents the high and low trading prices for our common stock, as reported in the composite transaction quotations of consolidated trading for issues on the New York Stock Exchange, and the declared dividends for each quarter in the two years ended December 31, 2013.

Quarter Ended	High	Low	Dividends Declared
December 31, 2013	$3.88	$2.57	$--
September 30, 2013	4.36	2.18	--
June 30, 2013	4.28	2.94	--
March 31, 2013	3.87	2.08	--

December 31, 2012	$2.71	$1.90	$--
September 30, 2012	4.17	2.36	--
June 30, 2012	6.38	3.78	0.125
March 31, 2012	11.10	6.14	0.125

HOLDERS OF RECORD
At February 21, 2014, there were 15,969 holders of record of our common stock.

DIVIDENDS
We paid a dividend of $0.125 per share in the first and second quarters of 2012 and an annual dividend of $0.50 per share in 2011. On July 25, 2012, we announced that we were suspending our dividend. Accordingly, we did not pay any dividends during 2013.

PURCHASES OF EQUITY SECURITIES BY RADIOSHACK
The following table sets forth information concerning purchases made by or on behalf of RadioShack or any affiliated purchaser (as defined in the SEC’s rules) of RadioShack common stock for the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (2)
October 1 – 31, 2013	3,411 (3)	$ 2.89	--	$ 188,100,224
November 1 – 30, 2013	638 (3)	$ 2.65	--	$ 188,100,224
December 1 – 31, 2013	--	$ --	--	$ 188,100,224
Total	4,049		--

(1)
In October 2011 our Board of Directors approved an authorization for a total share repurchase of $200 million of the Company’s common stock to be executed through open market or private transactions. The share repurchase authorization has no stated expiration date. As of December 31, 2013, $188.1 million of the total authorized amount was available for share repurchases under this program. On January 30, 2012, we announced the suspension of further share repurchases under this program.

(2)	During the period covered by this table, no publicly-announced stock purchase program expired or was terminated.
(3)	Shares acquired by RadioShack for tax withholdings upon vesting of restricted stock awards, which were not repurchased pursuant to a share repurchase program.

RECENT SALES OF UNREGISTERED SECURITIES
None.

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

The graph below compares the cumulative total shareholder return on RadioShack common stock for the last five years with the cumulative total return on the Standard & Poor's 500 Index and the Standard & Poor's Specialty Retail Index. The S&P Specialty Retail Index is a capitalization-weighted index of domestic equities traded on the NYSE and NASDAQ, and includes high-capitalization stocks representing the specialty retail sector of the S&P 500. The graph assumes an investment of $100 at the close of trading on December 31, 2008, in RadioShack common stock, the S&P 500 Index and the S&P Specialty Retail Index.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

Among RadioShack Corporation, the S&P 500 Index,
and S&P Specialty Retail Index

$350
$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
RadioShack Corporation
S&P 500
S&P Specialty Retail

	12/08	12/09	12/10	12/11	12/12	12/13
RadioShack Corporation	$100.00	$165.48	$159.04	$ 87.16	$ 19.93	$ 24.45
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
S&P Specialty Retail Index	100.00	134.07	162.82	180.67	230.67	323.45

* Cumulative Total Return assumes dividend reinvestment.
Information Source: Standard & Poor's, a division of The McGraw-Hill Companies Inc.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED).

RADIOSHACK CORPORATION AND SUBSIDIARIES

(Dollars and shares in millions, except per share	Year Ended December 31,
amounts, ratios, locations and square footage)	2013	2012	2011	2010	2009
Statements of Income Data
Net sales and operating revenues	$3,434.3	$3,831.3	$4,032.1	$4,201.1	$4,065.8
Operating (loss) income	$(344.0)	$(25.0)	$174.0	$354.6	$355.1
(Loss) income from continuing operations (1)	$(392.0)	$(110.8)	$78.7	$193.4	$196.2
Net (loss) income (1)	$(400.2)	$(139.4)	$72.2	$206.1	$205.0
Diluted (loss) income per share
from continuing operations	$(3.89)	$(1.11)	$0.76	$1.58	$1.56
Diluted net (loss) income per share	$(3.97)	$(1.39)	$0.70	$1.68	$1.63
Shares used in computing
net (loss) income per share:
Diluted	100.7	100.1	103.3	122.7	126.1
Gross profit as a percent of sales	34.1%	38.4%	42.7%	45.0%	46.0%
SG&A expense as a percent of sales	41.0%	37.1%	36.6%	34.7%	35.2%
Operating (loss) income as a percent of sales	(10.1)%	(0.7)%	4.3%	8.4%	8.7%

Balance Sheet Data
Inventories	$802.3	$908.3	$744.4	$723.7	$670.6
Total assets	$1,591.2	$2,299.1	$2,175.1	$2,175.4	$2,429.3
Working capital	$748.4	$1,003.7	$1,176.7	$898.6	$1,389.7
Capital structure:
Current debt	$1.1	$278.7	$--	$308.0	$--
Long-term debt	$613.0	$499.0	$670.6	$331.8	$627.8
Total debt	$614.1	$777.7	$670.6	$639.8	$627.8
Total debt less cash and cash equivalents	$434.3	$242.0	$78.9	$70.4	$(280.4)
Stockholders' equity	$206.4	$598.7	$753.3	$842.5	$1,048.3
Total capitalization (2)	$820.5	$1,376.4	$1,423.9	$1,482.3	$1,676.1
Long-term debt as a % of total capitalization (2)	74.7%	36.3%	47.1%	22.4%	37.5%
Total debt as a % of total capitalization (2)	74.8%	56.5%	47.1%	43.2%	37.5%
Book value per share at year end	$2.06	$6.01	$7.59	$7.97	$8.37

Financial Ratios
Return on average stockholders' equity	(88.3)%	(20.2)%	8.8%	20.3%	21.5%
Return on average assets	(21.3)%	(6.4)%	3.5%	8.9%	8.9%
Annual inventory turnover (3)	2.8	3.3	3.5	3.5	3.6

Other Data
Dividends declared per share (4)	$--	$0.25	$0.50	$0.25	$0.25
Capital expenditures	$42.3	$67.8	$82.1	$80.1	$81.0
Number of retail locations at year end:
U.S. RadioShack company-operated stores	4,297	4,395	4,476	4,486	4,476
Mexico RadioShack company-operated stores	274	269	227	211	204
Dealer and other outlets	948	1,014	1,110	1,219	1,321
Discontinued kiosks	--	1,522	1,496	1,267	562
Total	5,519	7,200	7,309	7,183	6,563
Average square footage per U.S. RadioShack
company-operated store	2,426	2,464	2,473	2,482	2,504
Comparable store sales (decrease) increase (5)	(8.8)%	(4.5)%	(3.2)%	4.1%	0.8%
Common shares outstanding	100.3	99.6	99.3	105.7	125.2

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

(4)	On July 25, 2012, we announced that we were suspending our dividend.
(5)
Comparable store sales include the sales of U.S. and Mexico RadioShack company-operated with more than 12 full months of recorded sales. Following their closure as Sprint-branded kiosks in August 2009, certain former Sprint-branded kiosk locations became multiple wireless carrier RadioShack-branded locations. At December 31, 2009, we managed and reported 111 of these locations as extensions of existing RadioShack company-operated stores located in the same shopping malls. For purposes of calculating our comparable store sales, we include sales from these locations for periods after they became extensions of existing RadioShack company-operated stores, but we do not include sales from these locations for periods while they were operated as Sprint-branded kiosks.

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

EXECUTIVE SUMMARY

Strategic Turnaround Plan
In February 2013 we hired a new Chief Executive Officer to lead a turnaround of the business by focusing on an initial set of strategic initiatives (“Strategic Plan”):

•	Reposition our brand to reignite our customer base and connect to a new generation of shoppers through a modernized and relevant brand position.

•	Revamp our product assortment to focus on relevant categories and higher-margin private brands.

•	Reinvigorate our store experience through the use of high-touch, interactive content in strategic locations and the use of key design and aesthetic elements on a cost-effective basis.

•	Increase operational efficiency by evaluating our retail operations, supply chain, and corporate functions and reengineering our processes to emphasize efficiencies.

•
Increase our financial flexibility by providing the necessary capital and liquidity to fund the turnaround of the business. Refer to Note 5 to our Consolidated Financial Statements included elsewhere in this report for further discussion.

The implementation of these strategic initiatives will continue throughout 2014.

2013 Summary
Net sales and operating revenues decreased $397.0 million, or 10.4%, to $3,434.3 million when compared with last year. This decrease was primarily driven by an 8.8% decrease in comparable store sales. We experienced soft sales in many of our product categories. Areas showing sales growth were prepaid wireless, portable speakers, music accessories, and AC adaptors.

Gross profit decreased by $298.2 million, or 20.3%, to $1,172.2 million when compared with last year. This decrease was primarily driven by our lower revenue and our lower gross margin rate. The gross margin rate decreased from last year by 4.3 percentage points to 34.1%. This was a result of: a change in sales mix towards higher-priced and lower gross margin rate smartphones; an inventory write off of $46.6 million in the third quarter associated with product we have removed from our assortment; and more aggressive sales promotions such as aggressive discounts, clearance events, and customer coupons.

Selling, general and administrative (“SG&A”) expense decreased $12.4 million, or 0.9%, when compared with last year. The decrease in SG&A expense was driven primarily by fewer stores in operation during 2013 versus 2012, and by lower severance costs in 2013 when compared to 2012 primarily due to severance paid in 2012 to our former Chief Executive Officer and other corporate headquarters staff reductions. These decreases were partially offset by increased professional fees and increased self-insurance costs related to workers compensation and theft losses.

As a result of the factors above, we incurred an operating loss of $344.0 million, compared with an operating loss of $25.0 million last year. Operating income for our U.S. company-operated stores segment was $73.8 million, compared with $337.7 million last year.

Loss from continuing operations was $392.0 million, or $3.89 per diluted share, in 2013, compared with a loss from continuing operations of $110.8 million, or $1.11 per diluted share, in 2012.

Update on Postpaid Wireless Business
The combination of the following factors at our U.S. company-operated stores contributed to the substantial decrease in consolidated gross profit over the past two years:

•	Total postpaid units sold decreased by 23% in 2013 and decreased by 20% in 2012

•	The average cost per unit sold increased by 14.3% in 2013 and increased by 36% in 2012

•	The average revenue per unit sold increased by 7% in 2013 and increased 19% in 2012

The decrease in the number of postpaid units sold at our U.S. company-operated stores was primarily driven by lower than anticipated adoption of new handsets.

The increase in the average revenue per postpaid unit was primarily driven by a change in our sales mix towards higher-priced smartphones, partially offset by an increase in commissions repaid to wireless service providers related to customers whose wireless handsets were deactivated from a wireless network. This deactivation took place either because they could not afford to, or chose not to, pay the monthly payments for wireless service associated with their smartphones. For further discussion of our accounting for these service deactivations, see “Critical Accounting Policies and Estimates” later in this MD&A.

Discontinued Operations
We ceased operating all of our Target Mobile centers prior to March 31, 2013, and since then have concluded that the cash flows from these centers were eliminated from our ongoing operations. Therefore, the results of these operations, net of income taxes, have been presented as discontinued operations in the Consolidated Statements of Income for all periods presented.

Capital Transactions
During 2013 we took a number of actions regarding our liquidity:

•	We repaid $286.9 million remaining aggregate principal amount of our 2013 convertible notes

•	In December we borrowed $300 million in secured term loans and repaid $175 million of debt

•
Also in December we closed on a new $535 million asset-based revolving credit facility that matures in December 2018 (“2018 Credit Facility”) to replace our previous $450 million asset-based revolving credit facility

Liquidity Outlook
As of December 31, 2013, we had $179.8 million in cash and cash equivalents, compared with $535.7 million at December 31, 2012. Additionally, we had a credit facility of $535 million with availability of $374.5 million as of December 31, 2013. This resulted in a total liquidity position of $554.3 million at December 31, 2013.

We experienced losses of $400.2 million and $139.4 million in 2013 and 2012. In 2013 our net cash provided by operating activities was $35.8 million compared to net cash used in operating activities of $43.0 million in 2012.

We currently use our 2018 Credit Facility to provide letters of credit to a limited number of vendors. Based on our forecast for 2014, we anticipate that we will continue to use part of our availability under the credit facility for letters of credit and other corporate purposes.

As we execute the strategic turnaround plan and move through 2014, we will be tightly managing our cash and monitoring our liquidity position. We have implemented a number of initiatives to conserve our liquidity position including activities such as reducing our capital expenditures, reducing discretionary spending and selling surplus property. Many of the aspects of the plan involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic turnaround plan and the proposed store closure program to be unsuccessful which could have a material adverse effect on our operating results, financial condition and liquidity.

Store Closure Program: On March 4, 2014, along with our fourth quarter earnings release, we announced that we intend to close up to 1,100 underperforming stores. This program was driven by a comprehensive review of the existing store base and selection of stores based upon historical and projected financial performance, lease termination costs, and impact to the market and nearby stores. This proposed store closure program is expected to preserve liquidity by avoiding operating losses and generating cash by liquidating inventory in those stores. This will be partially offset by lease termination payments and liquidation costs. This program resulted in a non-cash impairment charge of fixed assets in these stores of $11.2 million and an inventory write down of $10.1 million, reflected in the 2013 financial statements. The proposed store closure program is subject to the consent of the lenders under our 2018 Credit Agreement and 2018 Term Loan. If we are unsuccessful in obtaining consent, we believe that we have sufficient liquidity to meet our obligations through 2014.

We have considered the impact of our financial projections on our liquidity analysis and have evaluated the appropriateness of the key assumptions in our forecast such as sales, gross profit and SG&A expenses. We have analyzed our cash requirements, including our inventory position, other working capital changes, capital expenditures and borrowing availability under our credit facility. Based upon these evaluations and analyses, we expect that our anticipated sources of liquidity will be sufficient to meet our obligations through 2014.

If our results fall below our expectations, we may use the liquidity provided by the availability on our credit facility or  take additional actions that would be outside the ordinary course of business. Other actions could include: raising additional capital by issuing debt or equity, further reducing our capital expenditures, reducing inventory levels, closing additional stores, reducing our employee headcount, or selling one or more subsidiaries.

For further discussion of our liquidity, please see “Liquidity and Capital Resources” later in this MD&A.

RESULTS OF OPERATIONS

2013 COMPARED WITH 2012

Net Sales and Operating Revenues
Consolidated net sales and operating revenues are as follows:
	Year Ended December 31,
(In millions)	2013	2012	2011
U.S. RadioShack company-operated stores	$3,094.9	$3,456.5	$3,663.3
Other	339.4	374.8	368.8
Consolidated net sales and operating revenues	$3,434.3	$3,831.3	$4,032.1

Consolidated net sales and operating revenues decrease	(10.4)%	(5.0)%	(4.0)%
Comparable store sales (1) decrease	(8.8)%	(4.5)%	(3.2)%

(1)	Comparable store sales include the sales of U.S. and Mexico RadioShack company-operated stores with more than 12 full months of recorded sales.

Product Platform Consolidation

To reflect more closely how we manage our merchandise and product assortment, we have consolidated our product platform reporting structure into two platforms:  mobility and retail.

These platforms include the following product categories:

Mobility:  The mobility platform includes postpaid and prepaid wireless handsets, commissions, residual income, prepaid wireless airtime, e-readers, and tablet devices. Our wireless accessories and tablet accessories, which were previously included in our signature platform, are now also included in this platform.

Retail:  Our retail platform includes our remaining consumer electronics product categories and related accessories; batteries and power products; and technical products. This platform now also consists of products that were previously included in our signature and consumer electronics platforms, except wireless accessories and tablet accessories, which are now included in the mobility platform. The following table provides a summary of our consolidated net sales and operating revenues by platform and as a percent of net sales and operating revenues. Prior period amounts have been reclassified to conform to our current presentation.

	Consolidated Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2013		2012		2011
Mobility (1)	$1,799.7	52.4%	$2,008.6	52.4%	$2,014.8	50.0%
Retail	1,612.2	46.9	1,794.0	46.8	1,992.1	49.4
Other sales (2)	22.4	0.7	28.7	0.8	25.2	0.6
Consolidated net sales and operating revenues	$3,434.3	100.0%	$3,831.3	100.0%	$4,032.1	100.0%

(1)
The aggregate amounts of upfront commission revenue and residual income received from wireless service providers and recorded in this platform were $851.1 million, $1,029.6 million and $1,233.1 million for 2013, 2012 and 2011, respectively.

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

	U.S. RadioShack Company-Operated Stores Segment
	Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2013		2012		2011
Mobility	$1,706.2	55.1%	$1,923.0	55.6%	$1,935.3	52.8%
Retail	1,388.7	44.9	1,533.5	44.4	1,728.0	47.2
Net sales and operating revenues	$3,094.9	100.0%	$3,456.5	100.0%	$3,663.3	100.0%

Sales in our U.S. RadioShack company-operated stores segment decreased $361.6 million or 10.5% in 2013. These decreases in sales were driven by decreased sales in our mobility and retail platforms. Additionally, we operated 98 fewer stores at December 31, 2013, than we did at December 31, 2012, which contributed to a decrease in consolidated sales and affected the sales results for each platform discussed below.

Sales in our mobility platform (which includes postpaid and prepaid wireless handsets, commissions and residual income, prepaid wireless airtime, e-readers, tablet devices, wireless accessories, and tablet accessories) decreased 11.3% in 2013. This decrease in sales was primarily driven by decreased sales in our postpaid wireless business, which were partially offset by increased sales in our prepaid wireless business. Comparable store sales in this platform decreased 9.0% in 2013.

The sales decrease in our postpaid wireless business was driven by a decrease in the number of postpaid units sold, which was partially offset by an increase in the average revenue per unit sold. The decrease in the number of postpaid wireless handsets sold was primarily driven by decreased unit sales in our postpaid wireless business.

The increase in the average revenue per postpaid unit was primarily driven by a change in our sales mix towards higher-priced smartphones, which was partially offset by an increase in commissions repaid to wireless service providers related to wireless handset deactivations. See the executive summary of this MD&A for further discussion of these wireless handset deactivations.

Sales in our retail platform (which includes our remaining consumer electronics product categories and related accessories; batteries and power products; and technical products) decreased 9.4% in 2013. This sales decrease was primarily driven by decreased sales of laptop computers, batteries, internet telephone devices, home entertainment accessories, digital music players, headphones, and GPS devices. These sales decreases were partially offset by increased sales of portable speakers and sales of Apple Lightning compatible cables and adaptors. Comparable store sales in this platform decreased 8.5% in 2013.

Other Sales

Amounts in other sales reflect our business activities that are not separately reportable, including sales to our independent dealers, sales generated by our Mexican subsidiary and our www.radioshack.com website, sales to commercial customers, and sales to other third parties through our global sourcing operations. Each of these business activities accounted for less than 5% of our consolidated net sales and operating revenues in 2013. Other sales decreased $35.4 million, or 9.4%, when compared with last year. This sales decrease was driven primarily by sales decreases to our independent dealers and at radioshack.com.

Gross Profit
Consolidated gross profit and gross margin are as follows:

	Year Ended December 31,
(In millions)	2013	2012	2011
Gross profit	$1,172.2	$1,470.4	$1,722.4
Gross profit decrease	(20.3)%	(14.6)%	(8.9)%

Gross margin rate	34.1%	38.4%	42.7%

Gross profit decreased by $298.2 million, or 20.3%, to $1,172.2 million when compared with last year. This decrease was primarily driven by our decreased revenue and our decreased gross margin rate. Gross margin rate decreased by 4.3 percentage points from last year to 34.1%. The decrease in our consolidated gross margin rate was a result of: a change in sales mix towards higher-priced and lower gross margin rate smartphones; inventory valuation losses associated with our transition to an improved merchandise assortment; more aggressive sales promotions such as aggressive discounts, clearance events, and customer coupons; and inventory write downs related to our proposed store closure program.

Selling, General and Administrative Expense
Our consolidated SG&A expense decreased 0.9%, or $12.4 million, in 2013. SG&A as a percentage of net sales and operating revenues increased 3.9 percentage points when compared with 2012. This percentage point increase was a result of our decrease in net sales and operating revenues in 2013. The table below summarizes the breakdown of various components of our consolidated SG&A expense and their related percentages of total net sales and operating revenues.

	Year Ended December 31,
	2013		2012		2011
		% of		% of		% of
(In millions)	Dollars	Revenues	Dollars	Revenues	Dollars	Revenues
Compensation	$594.6	17.3%	$618.1	16.1%	$621.0	15.4%
Rent and occupancy	249.1	7.3	252.3	6.6	261.5	6.5
Advertising	176.2	5.1	175.8	4.6	203.1	5.0
Other	387.5	11.3	373.6	9.8	389.1	9.7
	$1,407.4	41.0%	$1,419.8	37.1%	$1,474.7	36.6%

The decrease in SG&A expense was driven by the fact that we operated fewer stores in 2013 than in 2012, and by $8.5 million in severance costs recognized in 2012 in connection with the departure of our Chief Executive Officer combined with the termination of employment of certain corporate headquarters support staff. The increase in Other SG&A was driven by increased professional fees and increased self-insurance costs related to workers compensation and theft losses. This increase was partially offset by the receipt of $5.3 million from a non-merchandise vendor as settlement of a dispute and a $2.4 million gain on the sale of a building.

Depreciation and Amortization
The table below provides a summary of our total depreciation and amortization by segment.

	Year Ended December 31,
(In millions)	2013	2012	2011
U.S. RadioShack company-operated stores	$29.9	$31.8	$37.9
Other	4.4	3.8	4.0
Unallocated	36.1	38.7	36.2
Total depreciation and amortization from continuing operations	$70.4	$74.3	$78.1

The table below provides an analysis of total depreciation and amortization.

	Year Ended December 31,
(In millions)	2013	2012	2011
Depreciation and amortization expense	$61.4	$65.9	$70.6
Depreciation and amortization included in cost of products sold	9.0	8.4	7.5
Total depreciation and amortization from continuing operations	$70.4	$74.3	$78.1

The decreasing trend in depreciation expense from 2011 to 2013 was driven by lower capital expenditures in 2012 and 2013, combined with increased long-lived asset impairments during these periods.

Impairment of Long-Lived Assets and Goodwill
Impairment of long-lived assets and goodwill was $47.4 million in 2013 compared with $9.7 million in 2012.

U.S. RadioShack Company-Operated Stores: Impairments for long-lived assets held and used in certain stores were $23.3 million in 2013, compared with $9.7 million in 2012. The 2012 amounts included a goodwill impairment charge of $3.0 related to our U.S. RadioShack company-operated stores reporting unit. The remaining increases were primarily driven by increases in the number of stores that were evaluated for impairment during the periods because of their decreased operating results. If our operating results do not improve, we will continue to incur a similar or higher amount of long-lived asset impairments for U.S. RadioShack company-operated stores in future periods.

Net Interest Expense
Consolidated net interest expense, which is interest expense net of interest income, was $50.1 million in 2013, compared with $52.6 million in 2012.

In 2013 and 2012, interest expense consisted primarily of interest paid at the stated coupon rate on our outstanding notes, the non-cash amortization of the discounts on our long-term debt, and interest paid on our term loans. Interest expense decreased $2.2 million in 2013. This decrease was driven by the decreased average amount of long-term debt outstanding during 2013. Non-cash interest expense was $7.3 million in 2013 compared with $16.3 million in 2012.

Interest income increased $0.3 million in 2013. This increase was driven by $1.0 million of interest income received in 2013 related to a federal excise tax refund, which was partially offset by decreased interest income due to our decreased average amount of cash and cash equivalents in 2013.

Income Tax Expense
Our effective tax rate for 2013 was a positive 3.2%, compared with a negative 41.7% for 2012. The 2013 effective tax rate was affected by the recognition of previously unrecognized tax benefits and the reversal of interest accrued thereon in the amount of $21.0 million, primarily related to the effective settlement of certain federal and state income tax matters. This income tax benefit was partially offset by state and foreign income taxes recognized in certain jurisdictions, interest accrued with respect to our unrecognized tax benefits, and a valuation allowance established against the net deferred tax assets of our foreign subsidiary, RadioShack de Mexico. See Note 10 – “Income Taxes” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding our 2013 income tax expense and valuation allowance.

2012 COMPARED WITH 2011

Net Sales and Operating Revenues
Net sales and operating revenues decreased $200.8 million, or 5.0%, to $3,831.3 million in 2012 when compared with 2011. This decrease was primarily driven by a 4.5% decrease in comparable store sales.

U.S. RadioShack Company-Operated Stores Segment

Sales in our U.S. RadioShack company-operated stores segment decreased $206.8 million or 5.6% in 2012.

Sales in our mobility platform decreased 0.6% in 2012. This decrease in sales was primarily driven by decreased sales in our postpaid wireless business. This decrease was substantially offset by increased sales of wireless accessories, tablet devices and tablet accessories.

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

Sales in our retail platform decreased 11.3% in 2012. This sales decrease was driven by sales declines in laptop computers, cameras, music players, GPS devices, home entertainment accessories, televisions, and personal computer accessories. The decrease in sales for many of these categories has been driven by the migration of the capabilities of these products into smartphones. These sales decreases were partially offset by increased sales of headphones.

Other Sales

Amounts in other sales reflect our business activities that are not separately reportable, including sales to our independent dealers, sales generated by our www.radioshack.com website, and sales at our Mexican subsidiary. Each of these business activities accounted for less than 5% of our consolidated net sales and operating revenues in 2012. Other sales increased slightly in 2012, when compared with 2011. Our sales increased at our Mexican subsidiary due to new store openings, but this increase was substantially offset by decreased sales to our U.S. independent dealers. Additionally, we recognized $3.0 million of franchise fee revenue in the third quarter of 2012 related to the opening of our first franchised stores in Southeast Asia.

Gross Profit
Consolidated gross profit and gross margin for 2012 were $1,470.4 million and 38.4%, respectively, compared with $1,722.4 million and 42.7%, respectively, in 2011, resulting in a 14.6% decrease in gross profit dollars and a 4.3 percentage point decrease in our gross margin. These decreases were primarily driven by decreased gross profit of the postpaid wireless business in our U.S. RadioShack company-operated stores.

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

Selling, General and Administrative Expense
Our consolidated SG&A expense decreased 3.7%, or $54.9 million, in 2012. SG&A as a percentage of net sales and operating revenues increased by 0.5 percentage points when compared with 2011.

The decrease in SG&A expense was driven by decreased advertising expense, decreased rent and occupancy expense, and decreased compensation expense in the second half of 2012. Additionally, SG&A in 2012 was lower due to a one-time $23.4 million charge in 2011 related to our transition from T-Mobile to Verizon and a one-time $9.5 million charge in 2011 related to the closure of our Chinese manufacturing plant. These decreases were partially offset by severance costs of $8.5 million in connection with the departure of our Chief Executive Officer combined with the termination of employment of certain corporate headquarters support staff in the third quarter of 2012.

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

Depreciation and Amortization
Total depreciation and amortization from continuing operations for 2012 declined $3.8 million or 4.9%.

Impairment of Long-Lived Assets and Goodwill
Impairment of long-lived assets and goodwill was $9.7 million in 2012 compared with $3.1 million in 2011.

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

Income Tax Expense
Our effective tax rate for 2012 was a negative 41.7%, compared with a positive 37.6% for 2011. The 2012 effective tax rate was affected by a valuation allowance in the amount of $62.7 million that we established to reduce our U.S. deferred tax assets. The valuation allowance was partially offset by an income tax benefit related to our current year operating loss. See Note 10 – “Income Taxes” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding our 2012 income tax expense and valuation allowance.

The 2011 effective tax rate was affected by the realization of job retention credits generated pursuant to the Hiring Incentives to Restore Employment Act. These credits lowered the effective tax rate by 1.0 percentage points.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
None.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Operating Activities: Cash provided by operating activities in 2013 was $35.8 million, compared with cash used in operating activities of $43.0 million in 2012. Our cash flows from operating activities are comprised of net loss plus non-cash adjustments to net loss and the net changes in assets and liabilities. The amounts of cash provided by net loss plus non-cash adjustments to net loss were negative $250.6 million and $59.9 million in 2013 and 2012, respectively. The increase in net loss plus non-cash adjustments was primarily driven by our increased net loss in 2013.

The amount of cash provided by the net changes in assets and liabilities was $286.4 million in 2013, compared with cash used by the net changes in assets and liabilities of $102.9 million in 2012. The increase in cash provided by the net changes in assets and liabilities in 2013 was primarily driven by cash provided by our decreased accounts receivable and inventory balances at December 31, 2013. The decrease in our accounts receivable balance in 2013 was driven by the decrease in our postpaid wireless business and the collection of a tax refund in 2013. The decrease in our inventory balance in 2013 was primarily due to the discontinuation of our Target Mobile segment and reduced inventories at our Mexican subsidiary.

Investing Activities: The amounts of cash used in investing activities were $78.2 million and $94.2 million in 2013 and 2012, respectively. This decrease was driven by decreased capital expenditures in 2013, which were partially offset by an increase in our restricted cash balance. For further discussion of our restricted cash, see “Cash Requirements” later in this MD&A. Capital expenditures were $42.3 million in 2013 compared with $67.8 million in 2012. This decrease was a result of our efforts to focus our capital spending on our U.S. stores to high-impact, cost-efficient initiatives, as well as reduced capital spending at our Mexican subsidiary related to fewer new store openings in 2013. Capital expenditures primarily related to our U.S. RadioShack company-operated stores and information system projects in 2013 and 2012.

Financing Activities: Net cash used in financing activities was $313.5 million in 2013 compared with net cash provided by financing activities of $81.2 million in 2012. Our net cash used in financing activities in 2013 was due to the repayment of $461.9 million of long-term debt. This was partially offset by $256.7 million in proceeds from the issuance of long-term debt. Additionally, our changes in cash overdrafts resulted in a $108.3 million use of cash.

Our net cash provided by financing activities in 2012 was primarily due to the $175.0 million of new borrowings. These borrowings were partially offset by the purchase of $88.1 million principal amount of our 2013 convertible notes and our dividend payments of $24.9 million.

Free Cash Flow: Our free cash flow, defined as cash flows from operating activities less dividends paid and additions to property, plant and equipment, was negative $6.5 million in 2013, negative $135.7 million in 2012, and $86.2 million in 2011. The increase in free cash flow for 2013 was attributable to cash provided by the net changes in our assets and liabilities described above.

We believe free cash flow is a relevant indicator of our ability to repay maturing debt, change dividend payments or fund other uses of capital that management believes will enhance shareholder value. See “Liquidity Outlook” in the executive summary of this MD&A for further discussion of our sources of liquidity and our cash requirements in future periods. The comparable financial measure to free cash flow under generally accepted accounting principles is net cash flows provided by or used in operating activities. Net cash flows provided by operating activities was $35.8 million in 2013, compared with net cash used in operating activities of $43.0 million in 2012 and cash provided by operating activities of $217.9 million in 2011. We do not intend for the presentation of free cash flow, a non-GAAP financial measure, to be considered in isolation or as a substitute for measures prepared in accordance with GAAP, nor do we intend to imply that free cash flow represents cash flow available for discretionary expenditures.

The following table is a reconciliation of cash flows from operating activities to free cash flow.

	Year Ended December 31,
(In millions)	2013	2012	2011
Net cash provided by (used in) operating activities	$35.8	$(43.0)	$217.9
Less:
Additions to property, plant and equipment	42.3	67.8	82.1
Dividends paid	--	24.9	49.6
Free cash flow	$(6.5)	$(135.7)	$86.2

SOURCES OF LIQUIDITY
As of December 31, 2013, we had $179.8 million in cash and cash equivalents, compared with $535.7 million as of December 31, 2012. The table below lists our credit commitments from various financial institutions at December 31, 2013.

	Commitment Expiration per Period
	Total Amounts	Less Than			Over
(In millions)	Committed	1 Year	1-3 Years	3-5 Years	5 Years
Lines of credit (1)	$535.0	$--	$--	$535.0	$--
Total commercial commitments	$535.0	$--	$--	$535.0	$--

(1)
At December 31, 2013 our maximum availability for revolving borrowings was $429.5 million. No revolving borrowings have been made under the facility, and letters of credit totaling $55.0 million had been issued as of December 31, 2013, resulting in $374.5 million of availability for revolving borrowings.

2018 Credit Facility: In December 2013, we entered into a five-year, $585 million asset-based credit agreement (“2018 Credit Agreement”) with a group of lenders with General Electric Capital Corporation as administrative and collateral agent. The 2018 Credit Agreement consists of a $535 million asset-based revolving credit line (“2018 Credit Facility”) and a $50 million asset-based term loan (“2018 Credit Agreement Term Loan”). The 2018 Credit Agreement expires in December 2018. The 2018 Credit Agreement may be used for general corporate purposes and the issuance of letters of credit.

Obligations under the 2018 Credit Agreement are guaranteed by all of our wholly-owned domestic subsidiaries except Tandy Life Insurance Company. The 2018 Credit Agreement is secured by a lien on substantially all of our assets, including a first priority lien on current assets, and a second priority lien on fixed assets, intellectual property, and the equity interests of our direct and indirect subsidiaries.

Revolving borrowings under the 2018 Credit Facility bear interest at our choice of a bank’s prime rate plus 1.0% to 1.5% or LIBOR plus 2.0% to 2.5%. The applicable rates in these ranges are based on the aggregate average unused availability under the facility. The 2018 Credit Facility also contains a $150 million sub-limit for the issuance of standby and commercial letters of credit. The issuance of letters of credit reduces the amount available under the facility. Letter of credit fees range from 2.0% to 2.5%. We pay commitment fees to the lenders at an annual rate of 0.5% of the unused amount of the facility.

The availability of credit under the 2018 Credit Facility is limited at any time to the lesser of $535 million and the amount of the revolving borrowing base at such time, in each case, less the principal amount of loans and letters of credit then-outstanding under the 2018 Credit Facility. The revolving borrowing base is based on percentages of eligible accounts receivable and eligible inventory and is subject to certain reserves. In addition, the revolving borrowing base is reduced by a minimum availability block equal to approximately 10% of the revolving borrowing base. The borrowing capacity is reduced by $35 million if the revolving borrowing base is less than $150 million.

If at any time the outstanding revolving borrowings and term loans under the 2018 Credit Facility exceed the revolving borrowing base, we will be required to repay an amount equal to such excess. If we or any of our subsidiaries that are guarantors of our obligations under the 2018 Credit Agreement sell assets on which the lenders under the 2018 Credit Agreement have a first priority lien (other than sales of inventory in the ordinary course of business), we must use the net proceeds from the sale to repay amounts outstanding under the 2018 Credit Agreement.

As of December 31, 2013, our maximum availability for revolving borrowings under the 2018 Credit Facility was $429.5 million. As of December 31, 2013, no revolving borrowings had been made under the facility, and letters of credit totaling $55.0 million had been issued, resulting in $374.5 million of remaining availability for revolving borrowings under the 2018 Credit Facility.

The 2018 Credit Agreement contains customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the outstanding indebtedness under the agreement.

The 2018 Credit Agreement includes covenants that, subject to certain exceptions, limit our ability to:

•	Incur additional debt, including guarantees;

•	Make acquisitions, loans or investments;

•	Pay dividends or repurchase our common stock;

•	Create liens on our property;

•	Change the nature of our business;

•	Dispose of assets, including in connection with store closures;

•	Amend or terminate certain material agreements;

•	Engage in sale and leaseback transactions; and

•	Consolidate or merge with or into other companies or sell all or substantially all our assets.

At December 31, 2013, we were in compliance with these covenants.

CASH REQUIREMENTS

Capital Expenditures: The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and a discretionary amount related to our strategic initiatives. Any remaining amount of capital expenditures relates to strategic initiatives as reflected in our annual plan. These capital expenditures are discretionary and, therefore, may not be spent if we decide not to pursue one or more of our strategic initiatives. We estimate that our capital expenditures for 2014 will be approximately $50 million based on our operating performance during the year. U.S. RadioShack company-operated store remodels and relocations and information systems projects will account for the majority of our anticipated 2014 capital expenditures. The funding required for capital expenditures will be from cash and cash equivalents, any cash generated from operating activities, and our 2018 Credit Facility.

Restricted Cash: Restricted cash totaled $66.0 million at December 31, 2013, and is included in other current assets in our Consolidated Balance Sheets. This cash is pledged as collateral for standby and trade letters of credit. We were required to pledge this cash as collateral in connection with the closing of our 2018 Credit Agreement. Subsequent to December 31, 2013, we have withdrawn this cash and have provided letters of credit issued under our 2018 Credit Facility for a portion of the withdrawn cash.

Seasonal Inventory Buildup: Our expected annual cash requirements for pre-seasonal inventory buildup from August to November range between $100 million and $150 million. The funding required for this buildup will be from cash and cash equivalents, any cash generated from operating activities, and our 2018 Credit Facility.

Operating Leases: We use operating leases, primarily for our retail locations and our corporate campus, to lower our capital requirements.

Contractual Obligations
The table below contains our known contractual commitments as of December 31, 2013.

	Payments Due by Period
		Less Than			More than
(In millions)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (1)	$626.4	$1.1	$0.3	$300.0	$325.0
Interest obligations	272.4	53.7	106.0	104.5	8.2
Operating lease obligations (2)	588.9	200.4	253.5	96.8	38.2
Purchase obligations (3)	260.5	255.2	5.3	--	--
Other long-term liabilities reflected on the balance sheet (4)	152.8	--	21.7	7.7	123.4
Total contractual commitments	$1,901.0	$510.4	$386.8	$509.0	$494.8

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
(4)
These long-term liabilities reflected on our Consolidated Balance Sheet represent contractual obligations for which we could reasonably estimate the timing of cash payments. The remaining non-current liabilities reflected on our Consolidated Balance Sheet did not represent contractual obligations for future cash payments.

In 2013 we entered into a $50 million secured term loan and a $250 million secured term loan. Both of these loans are due in December 2018. In connection with these borrowings, we repaid $175 million aggregate principal amount of existing secured term loans. Additionally, we repaid the remaining $286.9 million of our 2.5% convertible notes in 2013. For more information regarding our long-term debt, refer to Note 5 – “Indebtedness and Borrowing Facilities” of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Capitalization
The declaration of dividends, the dividend rate, and the amount and timing of share repurchases are at the sole discretion of our Board of Directors, and plans for future dividends and share repurchases may be revised by the Board of Directors at any time. We did not pay any dividends during 2013. We do not currently intend to pay dividends in the foreseeable future.

The following table sets forth information about our capitalization on the dates indicated.

	December 31,
	2013		2012
		% of		% of
(Dollars in millions)	Dollars	Total	Dollars	Total
Short-term debt	$1.1	0.1%	$278.7	20.2%
Long-term debt	613.0	74.7	499.0	36.3
Total debt	614.1	74.8	777.7	56.5
Stockholders' equity	206.4	25.2	598.7	43.5
Total capitalization	$820.5	100.0%	$1,376.4	100.0%

Dividends: We paid a dividend of $0.125 per share in the first and second quarters of 2012 and an annual dividend of $0.50 per share in 2011.  Our dividend payments totaled $24.9 million and $49.6 million in 2012 and 2011, respectively, and were funded from cash on hand. On July 25, 2012, we announced that we were suspending our dividend.

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

Effect if actual results differ from assumptions

We have not made any material changes in the methodology used to estimate sales returns or wireless service deactivations during the past three fiscal years. We continue to update our estimate for wireless service deactivations to reflect the most recently available information regarding the characteristics of and decisions made by our service providers discussed above. If actual results differ from our estimates due to these or various other factors, the amount of revenue recorded could be materially affected. A 10% difference in our reserves for the estimates noted above would have affected net sales and operating revenues by approximately $2.5 million in 2013.

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

We are insured for certain losses related to workers' compensation, property and other liability claims, with deductibles up to $1.0 million per occurrence. This insurance coverage limits our exposure for any catastrophic claims that result in liability in excess of the deductible. We also have a self-insured health program administered by a third-party covering the majority of our employees that participate in our health insurance programs. We estimate the amount of our reserves for all insurance programs discussed above at the end of each reporting period. This estimate is based on historical claims experience, demographic factors, severity factors, actuarial assumptions, and other factors we deem relevant.

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

We record a valuation allowance to reduce a deferred tax asset if based on the consideration of all available evidence, it is more likely than not that all or some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. We evaluate our deferred income taxes quarterly to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies. Any deferred tax asset subject to a valuation allowance is still available to us to offset future taxable income, subject to annual limitations in the event of an “ownership change” under Section 382 of the Internal Revenue Code. We will adjust a previously established valuation allowance if we change our assessment of the amount of deferred income tax asset that is more likely than not to be realized.

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

Effect if actual results differ from assumptions

We have not made any material changes in the methodology used to estimate our insurance, tax, or legal contingencies reserves during the past three fiscal years, and we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions for these items. However, a 10% change in our insurance reserves at December 31, 2013, would have affected net income by approximately $4.0 million. As of December 31, 2013, actual losses had not exceeded our estimates. Additionally, for claims that exceed our deductible amount, we record a gross liability and corresponding receivable representing expected recoveries, since we are not legally relieved of our obligation to the claimant.

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

Effect if actual results differ from assumptions

We have not made any material changes in the accounting methodologies we use to assess impairment loss for long-lived assets or goodwill during the past three fiscal years, and we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use in calculating goodwill impairment. If actual results or performance of certain business units are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our results of operations. For example, if the profitability of our U.S. RadioShack company-operated stores segment does not increase from our 2013 level, there could be a material increase in the impairment of long-lived assets at certain of our U.S. RadioShack company-operated stores in future periods. Also, if the actual results or performance of our Mexican subsidiary are not consistent with our projections, estimates and assumptions, there could be additional goodwill impairment charges in future periods.

The total value of our goodwill at December 31, 2013, was $12.7 million. Of this amount, $12.2 million related to goodwill from the purchase of RadioShack de Mexico after an impairment charge of $23.7 million in the fourth quarter of 2013.

We did a multi-year projection based upon our normal annual planning process for the upcoming year during the fourth quarter of 2013. Due to the less than anticipated operating results of the Mexican subsidiary in the fourth quarter of 2013 and a review of operations in our normal planning process for the upcoming year, the projected operating results of our Mexican subsidiary for 2014 were reduced and the timing of a planned expansion was delayed to future years. The result of these actions was a significant reduction in sales and gross profits in our multi-year projection which was the primary factor in the calculation that determined the fair value of the goodwill of the Mexican subsidiary was less than the carrying amount in step 1 of the two-step impairment test.  In step 2, the fair value was allocated to assets and liabilities to determine the implied fair value of the goodwill. The result of this process calculated the implied fair value of the goodwill of the Mexican subsidiary to be less than the carrying value and an impairment charge was recorded.

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

At the date an award is granted, we determine the fair value of the award and recognize the compensation expense over the requisite service period, which typically is the period over which the award vests. The restricted stock and deferred stock units are valued at the fair market value of our stock on the date of grant. The fair value of stock options with only service conditions is estimated using the Black-Scholes-Merton option-pricing model. The fair value of stock options with service and market conditions is valued utilizing a binomial lattice model with Monte Carlo simulations.

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

Effect if actual results differ from assumptions

We have not made any material changes in the accounting methodologies used to record stock-based compensation during the past three years. While the assumptions that we develop are based on our best expectations, they involve inherent uncertainties based on market conditions and employee behavior that are outside of our control. If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. Additionally, if actual employee forfeitures significantly differ from our estimated forfeitures, we may have an adjustment to our financial statements in future periods. A 10% change in our stock-based compensation expense in 2013 would have affected our net income by approximately $0.7 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2013, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

Our exposure to interest rate risk results from changes in short-term interest rates. Interest rate risk exists with respect to our cash equivalents of $124.4 million and our $300 million of term loans that bear interest at variable rates, in each case at December 31, 2013. A hypothetical 1% increase in short-term interest rates would result in a corresponding increase in annual net interest expense of approximately $1.3 million. Short-term liquid investments at variable interest rates currently yield less than 1% on an annualized basis. A hypothetical decrease of short-term interest rates to zero would result in virtually no corresponding change in annual net interest expense. This hypothetical example assumes no change in the proportionate relationship between our cash equivalent balance and the amount of our variable interest rate debt.

We have market risk arising from changes in foreign currency exchange rates related to our purchase of inventory from manufacturers located in China and other areas outside the U.S. Our purchases are denominated in U.S. dollars, and any weakening of the U.S. dollar against the Chinese currency, or other currencies, could cause our vendors to increase the prices of items we purchase from them. It is not possible to estimate the effect of foreign currency exchange rate changes on our purchases of this inventory. We are also exposed to foreign currency fluctuations related to our Mexican subsidiary, which accounted for less than 5% of our consolidated net sales and operating revenues in 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Index to our Consolidated Financial Statements is found on page 35. Our Consolidated Financial Statements and Notes to Consolidated Financial Statements follow the index.

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

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) for the Company. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, was conducted based upon criteria established in the “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management, including our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was effective as of that date. PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements contained in this report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, which report is included herein.

Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We will file a definitive proxy statement with the SEC on or about April 25, 2014. The information called for by this Item with respect to directors and the Audit and Compliance Committee of the Board of Directors is incorporated by reference from the Proxy Statement for the 2014 Annual Meeting under the headings “Item 1 - Election of Directors” and “Meetings and Committees of the Board.” For information relating to our Executive Officers, see Part I of this Annual Report on Form 10-K. The Section 16(a) reporting information is incorporated by reference from the Proxy Statement for the 2014 Annual Meeting under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding our Financial Code of Ethics is incorporated by reference from the Proxy Statement for the 2014 Annual Meeting under the heading “Corporate Governance – Code of Conduct and Financial Code of Ethics.”

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this Item with respect to executive compensation is incorporated by reference from the Proxy Statement for the 2014 Annual Meeting under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Non-Employee Director Compensation” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the Proxy Statement for the 2014 Annual Meeting under the heading “Ownership of Securities.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item with respect to certain relationships and transactions with management and others is incorporated by reference from the Proxy Statement for the 2014 Annual Meeting under the heading Corporate Governance - Director Independence and - Review and Approval of Transactions with Related Persons.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this Item with respect to principal accounting fees and services is incorporated by reference from the Proxy Statement for the 2014 Annual Meeting under the headings Item 2 – Ratification of the Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm for 2014 - Fees and Services of the Independent Registered Public Accounting Firm and - Policy for Pre-Approval of Audit, Audit-Related and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Annual Report on Form 10-K:

1)	The financial statements listed in the "Index to Consolidated Financial Statements" on page 35.

2)	None

3)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as part of this report is set forth in the Index to Exhibits beginning on page 74, which immediately precedes such exhibits.

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

RADIOSHACK CORPORATION

March 4, 2014	By:	/s/ Joseph C. Magnacca
Joseph C. Magnacca
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of RadioShack Corporation and in the capacities indicated on March 4, 2014.

Signature	Title

/s/ Daniel R. Feehan	Non-Executive
Daniel R. Feehan	Chairman of the Board

/s/ Joseph C. Magnacca	Chief Executive Officer and Director
Joseph C. Magnacca	(principal executive officer)

/s/ John W. Feray	Executive Vice President – Chief Financial Officer
John W. Feray	(principal financial officer)

/s/ William R. Russum	Vice President and Controller
William R. Russum	(principal accounting officer)

/s/ Robert E. Abernathy	Director
Robert E. Abernathy

/s/ Frank J. Belatti	Director
Frank J. Belatti

/s/ Julie A. Dobson	Director
Julie A. Dobson

/s/ H. Eugene Lockhart	Director
H. Eugene Lockhart

/s/ Jack L. Messman	Director
Jack L. Messman

/s/ Edwina D. Woodbury	Director
Edwina D. Woodbury

RADIOSHACK CORPORATION

All financial statement schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of RadioShack Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RadioShack Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas

March 4, 2014

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31,
	2013		2012		2011
		% of		% of		% of
(In millions, except per share amounts)	Dollars	Revenues	Dollars	Revenues	Dollars	Revenues
Net sales and operating revenues	$3,434.3	100.0%	$3,831.3	100.0%	$4,032.1	100.0%
Cost of products sold (includes depreciation
amounts of $9.0 million, $8.4 million,
and $7.5 million, respectively)	2,262.1	65.9	2,360.9	61.6	2,309.7	57.3
Gross profit	1,172.2	34.1	1,470.4	38.4	1,722.4	42.7

Operating expenses:
Selling, general and administrative	1,407.4	41.0	1,419.8	37.1	1,474.7	36.6
Depreciation and amortization	61.4	1.8	65.9	1.7	70.6	1.7
Impairment of long-lived assets and goodwill	47.4	1.4	9.7	0.3	3.1	0.1
Total operating expenses	1,516.2	44.2	1,495.4	39.1	1,548.4	38.4

Operating (loss) income	(344.0)	(10.1)	(25.0)	(0.7)	174.0	4.3

Interest income	2.2	0.1	1.9	0.1	3.1	0.1
Interest expense	(52.3)	(1.5)	(54.5)	(1.4)	(46.8)	(1.2)
Other loss	(10.9)	(0.3)	(0.6)	--	(4.1)	(0.1)

(Loss) income from continuing
operations before income taxes	(405.0)	(11.8)	(78.2)	(2.0)	126.2	3.1
Income tax (benefit) expense	(13.0)	(0.4)	32.6	0.9	47.5	1.2

(Loss) income from continuing operations	(392.0)	(11.4)%	(110.8)	(2.9)%	78.7	1.9%
Discontinued operations, net of income taxes	(8.2)		(28.6)		(6.5)

Net (loss) income	$(400.2)		$(139.4)		$72.2

Basic net (loss) income per share:
(Loss) income per share from
continuing operations	$(3.89)		$(1.11)		$0.77
Loss per share from discontinued operations	(0.08)		(0.28)		(0.07)
Net (loss) income per share	$(3.97)		$(1.39)		$0.70

Diluted net (loss) income per share:
(Loss) income per share from
continuing operations	$(3.89)		$(1.11)		$0.76
Loss per share from discontinued operations	(0.08)		(0.28)		(0.06)
Net (loss) income per share	$(3.97)		$(1.39)		$0.70

Shares used in computing net
(loss) income per share:

Basic	100.7		100.1		102.5

Diluted	100.7		100.1		103.3

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In millions)	2013	2012	2011
Net (loss) income	$(400.2)	$(139.4)	$72.2
Other comprehensive income:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax	0.6	4.1	(8.5)
Less: Reclassification of realized foreign currency translation loss
included in net income (includes income tax benefit of $0.5 million in 2011)	--	--	1.0
Foreign currency translation adjustments, net of tax	0.6	4.1	(7.5)
Defined benefit pension plan adjustments, net of tax	0.8	0.3	(0.1)

Other comprehensive income (loss), net of tax	1.4	4.4	(7.6)

Comprehensive (loss) income	$(398.8)	$(135.0)	$64.6

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(In millions, except share amounts)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$179.8	$535.7
Accounts and notes receivable, net	211.9	452.5
Inventories	802.3	908.3
Other current assets	139.0	85.4
Total current assets	1,333.0	1,981.9

Property, plant and equipment, net	187.2	239.0
Goodwill, net	12.7	36.6
Other assets, net	58.3	41.6
Total assets	$1,591.2	$2,299.1

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1.1	$278.7
Accounts payable	376.4	435.6
Accrued expenses and other current liabilities	207.1	263.9
Total current liabilities	584.6	978.2

Long-term debt, excluding current maturities	613.0	499.0
Other non-current liabilities	187.2	223.2
Total liabilities	1,384.8	1,700.4

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--
Common stock, $1 par value, 650,000,000 shares authorized;
146,033,000 shares issued	146.0	146.0
Additional paid-in capital	123.6	133.3
Retained earnings	960.6	1,360.8
Treasury stock, at cost; 45,735,000 and 46,425,000 shares, respectively	(1,017.7)	(1,033.9)
Accumulated other comprehensive loss	(6.1)	(7.5)
Total stockholders’ equity	206.4	598.7
Total liabilities and stockholders’ equity	$1,591.2	$2,299.1

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In millions)	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(400.2)	$(139.4)	$72.2
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation and amortization	71.6	80.7	83.1
Amortization of discounts on long-term debt	7.3	16.3	16.3
Impairment of long-lived assets and goodwill	47.4	21.4	3.1
Stock-based compensation	7.2	7.1	5.4
Deferred income taxes	3.9	68.9	35.2
Other non-cash items	12.2	4.9	0.1
Changes in assets and liabilities:
Accounts and notes receivable	241.9	(93.9)	15.6
Inventories	105.9	(161.6)	(24.1)
Other current assets	(34.1)	29.2	(11.4)
Accounts payable	48.0	58.5	46.2
Accrued expenses and other liabilities	(52.1)	(23.8)	(23.2)
Liability for unrecognized tax benefits and accrued interest	(17.6)	101.2	3.8
Other	(5.6)	(12.5)	(4.4)
Net cash provided by (used in) operating activities	35.8	(43.0)	217.9

Cash flows from investing activities:
Additions to property, plant and equipment	(42.3)	(67.8)	(82.1)
Proceeds from sale of property, plant and equipment	6.5	--	--
Changes in restricted cash	(39.5)	(26.5)	--
Other investing activities	(2.9)	0.1	2.0
Net cash used in investing activities	(78.2)	(94.2)	(80.1)

Cash flows from financing activities:
Principal amount of long-term debt repayments	(461.9)	(88.1)	(306.8)
Net proceeds from issuance of long-term debt	289.2	175.0	322.5
Payments of debt issuance costs	(32.5)	(7.3)	(7.1)
Changes in cash overdrafts	(108.3)	26.5	32.8
Payments of dividends	--	(24.9)	(49.6)
Purchases of treasury stock	--	--	(113.3)
Proceeds from exercise of stock options	--	--	6.0
Net cash (used in) provided by financing activities	(313.5)	81.2	(115.5)

Net (decrease) increase in cash and cash equivalents	(355.9)	(56.0)	22.3
Cash and cash equivalents, beginning of period	535.7	591.7	569.4
Cash and cash equivalents, end of period	$179.8	$535.7	$591.7

Supplemental cash flow information:
Non-cash additions to property, plant and equipment	$5.4	$1.0	$2.7
Interest paid	$47.7	$38.2	$29.2

Cash payments made for income taxes	$6.5	$5.5	$47.1
Income tax refunds received	(66.3)	(118.6)	(2.1)
Cash tax (refunds) payments, net	$(59.8)	$(113.1)	$45.0

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Shares at December 31,			Dollars at December 31,
(In millions)	2013	2012	2011	2013	2012	2011
Common stock
Beginning and end of year	146.0	146.0	146.0	$146.0	$146.0	$146.0

Treasury stock
Beginning of year	(46.4)	(46.7)	(40.3)	$(1,033.9)	$(1,043.0)	$(949.0)
Purchase of treasury stock	--	--	(7.3)	--	--	(113.3)
Issuance of common stock, net	0.7	0.3	0.3	16.2	9.1	5.1
Exercise of stock options	--	--	0.6	--	--	14.2
End of year	(45.7)	(46.4)	(46.7)	$(1,017.7)	$(1,033.9)	$(1,043.0)

Additional paid-in capital
Beginning of year				$133.3	$137.1	$147.3
Issuance of common stock				(16.1)	(9.7)	(6.0)
Exercise of stock options				--	--	(9.2)
Stock-based compensation				6.4	5.9	5.0
End of year				$123.6	$133.3	$137.1

Retained earnings
Beginning of year				$1,360.8	$1,525.1	$1,502.5
Net income or loss				(400.2)	(139.4)	72.2
Cash dividends declared				--	(24.9)	(49.6)
End of year				$960.6	$1,360.8	$1,525.1

Accumulated other comprehensive loss
Beginning of year				$(7.5)	$(11.9)	$(4.3)
Other comprehensive income (loss), net of tax				1.4	4.4	(7.6)
End of year				$(6.1)	$(7.5)	$(11.9)

Total stockholders' equity				$206.4	$598.7	$753.3

The accompanying notes are an integral part of these consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Notes to our Consolidated Financial Statements are important and should be read in conjunction with your review of the Consolidated Financial Statements. Below is a list of the notes.

Note 1	Description of Business
Note 2	Summary of Significant Accounting Policies
Note 3	Supplemental Balance Sheet Disclosures
Note 4	Goodwill
Note 5	Indebtedness and Borrowing Facilities
Note 6	Stockholders’ Equity
Note 7	Severance Costs and Exit Activities
Note 8	Stock-Based Incentive Plans
Note 9	Employee Benefit Plans
Note 10	Income Taxes
Note 11	Net (Loss) Income Per Share
Note 12	Fair Value Measurements
Note 13	Commitments and Contingencies
Note 14	Segment Reporting
Note 15	Quarterly Data (Unaudited)
Note 16	Supplemental Guarantor Financial Information

NOTE 1 – DESCRIPTION OF BUSINESS

RadioShack Corporation was incorporated in Delaware in 1967. Throughout the Notes to these Consolidated Financial Statements, the terms “our,” “we,” “us” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We primarily engage in the retail sale of consumer electronics goods and services through our RadioShack store chain.

U.S. RADIOSHACK COMPANY-OPERATED STORES
At December 31, 2013, we operated 4,297 U.S. company-operated stores under the RadioShack brand located throughout the United States, as well as in Puerto Rico and the U.S. Virgin Islands. These stores are located in strip centers and major shopping malls, as well as individual storefronts. Each location carries a broad assortment of both name brand and private brand consumer electronics products.

To reflect more closely how we manage our merchandise and product assortment, we have consolidated our product platform reporting structure into two platforms:  mobility and retail.

These platforms include the following product categories:

Mobility:  The mobility platform includes postpaid and prepaid wireless handsets, commissions, residual income, prepaid wireless airtime, e-readers, and tablet devices. Our wireless accessories and tablet accessories, which were previously included in our signature platform, are now also included in this platform.

Retail:  Our retail platform includes our remaining consumer electronics product categories and related accessories; batteries and power products; and technical products. This platform now also consists of products that were previously included in our signature and consumer electronics platforms, except wireless accessories and tablet accessories.

OTHER SALES CHANNELS
In addition to the reportable segment discussed above, we have the following additional sales channels and support operations:

Dealer Outlets: At December 31, 2013, we had a network of 943 RadioShack dealer outlets, including 42 located outside North America. Our North American outlets provide name brand and private brand products and services, typically to smaller communities. These independent dealers are often engaged in other retail operations and augment their businesses with our products and service offerings. Our dealer sales derived outside the United States are not significant.

RadioShack de Mexico: At December 31, 2013, there were 274 company-operated stores under the RadioShack brand, 5 dealers, and one distribution center in Mexico.

RadioShack.com: Products and information are available through our website: http://www.radioshack.com. Online customers can purchase, return or exchange various products available through this website. Additionally, certain products ordered online may be picked up, exchanged or returned at RadioShack stores.

SUPPORT OPERATIONS
Our retail stores, along with our dealer outlets, are supported by an established infrastructure. Below are the major components of this support structure:

Distribution Centers - At December 31, 2013, we had three U.S. distribution centers shipping products to our U.S. retail locations and dealer outlets. One of these distribution centers also serves as a fulfillment center for our online customers and as a distribution center that ships store fixtures to our U.S. and Mexico company-operated stores.

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

DISCONTINUED OPERATIONS
In the third quarter of 2010, we signed a multi-year agreement to operate retail locations in Target stores (“Target Mobile”) throughout most of the United States. These retail locations, which were not RadioShack-branded, offered wireless handsets with activation of third-party postpaid wireless services. At December 31, 2012, we operated 1,522 Target Mobile centers.

We ceased operating all of our Target Mobile centers prior to March 31, 2013. Upon ceasing these operations, we transitioned substantially all of our Target Mobile center employees to a third-party service provider that will continue to operate these locations on Target Corporation’s behalf. We concluded that the cash flows from these centers were eliminated from our ongoing operations. Therefore, the results of these operations, net of income taxes, have been presented as discontinued operations in the Consolidated Statements of Income for all periods presented.

In February 2009 we signed a contract extension with Sam’s Club through March 31, 2011, with a transition period that ended on June 30, 2011, to continue operating wireless kiosks in certain Sam’s Club locations. All of these kiosks were transitioned to Sam’s Club by June 30, 2011. We concluded that the cash flows from these kiosks were eliminated from our ongoing operations. Therefore, the results of these operations, net of income taxes, have been presented as discontinued operations in our Consolidated Statements of Income for all periods presented.

Net sales and operating revenues related to these discontinued operations were $72.2 million, $426.5 million and $408.8 million for 2013, 2012 and 2011, respectively. The amount of loss before income taxes for these discontinued operations was $7.9 million, $35.9 million and $10.5 million for 2013, 2012 and 2011, respectively.

LIQUIDITY
We have experienced losses for the past two years, primarily attributed to a downturn in our business, which has impacted our overall liquidity. In response to our liquidity needs and to continue execution of our Strategic Plan, we entered into the 2018 Credit Agreement in December 2013. It is our belief that this will provide the financial flexibility needed to improve operating results and provide sufficient liquidity to meet our obligations through 2014.

While we continue to execute our strategic plan and proposed store closure program, which are designed to improve operating results and control costs through operational efficiency, we realize that there are significant risks due to consumer acceptance of our efforts to reposition the brand, revamp our product assortment and reinvigorate our store experience as well as the competitive nature of the consumer electronics industry.

As we execute the strategic turnaround plan and move through 2014, we will be tightly managing our cash and monitoring our liquidity position. We have implemented a number of initiatives to conserve our liquidity position including activities such as reducing our capital expenditures, reducing discretionary spending and selling surplus property. Many of the aspects of the plan involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic turnaround plan and the proposed store closure program to be unsuccessful which could have a material adverse effect on our operating results, financial condition and liquidity.

Store Closure Program: On March 4, 2014, along with our fourth quarter earnings release, we announced that we intend to close up to 1,100 underperforming stores. This program was driven by a comprehensive review of the existing store base and selection of stores based upon historical and projected financial performance, lease termination costs, and impact to the market and nearby stores. This proposed store closure program is expected to preserve liquidity by avoiding operating losses and generating cash by liquidating inventory in those stores. This will be partially offset by lease termination payments and liquidation costs. This program resulted in a non-cash impairment charge of fixed assets in these stores of $11.2 million and inventory write down of $10.1 million, reflected in the 2013 financial statements.  The proposed store closure program is subject to the consent of the lenders under our 2018 Credit Agreement and 2018 Term Loan. If we are unsuccessful in obtaining consent, we believe that we have sufficient liquidity to meet our obligations through 2014.

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

Cash and Cash Equivalents: Cash on hand in stores, deposits in banks, credit card receivables, and all highly liquid investments with a maturity of three months or less at the time of purchase are considered cash and cash equivalents. We carry our cash equivalents at cost, which approximates fair value because of the short maturity of the instruments. The weighted-average annualized interest rates were 0.2% and 0.2% at December 31, 2013 and 2012, respectively, for cash equivalents totaling $124.4 million and $408.2 million, respectively.

Outstanding checks in excess of deposits with these banks totaled $8.0 million and $108.3 million at December 31, 2013 and 2012, respectively, and are classified as accounts payable in the Consolidated Balance Sheets. The terms of these bank accounts changed in connection with the closing of our five-year, $585 million asset-based credit agreement in December 2013. Prior to the closing of this credit agreement, changes in these overdrafts were classified in the Consolidated Statement of Cash Flows as a financing activity. Subsequent to the closing of the credit agreement, changes in these overdraft amounts have been reported in the Consolidated Statements of Cash Flows as an operating activity.

Restricted Cash: We have pledged cash as collateral for standby and trade letters of credit issued to our general liability insurance provider and certain other vendors. Since December 31, 2013, substantially all of these letters of credit have either expired or have been issued under our asset-based revolving credit facility that expires in December 2018. Restricted cash totaled $66.0 million and $26.5 million at December 31, 2013 and 2012, respectively, and is included in other current assets in our Consolidated Balance Sheets.

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

Capitalized Software Costs: We capitalize qualifying costs related to the acquisition or development of internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized costs are amortized over the estimated useful life of the software, which ranges between three and five years. The unamortized balance of capitalized software costs at December 31, 2013 and 2012, was $40.1 million and $39.8 million, respectively. Amortization of computer software was approximately $13.2 million, $13.5 million and $12.6 million in 2013, 2012 and 2011, respectively.

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

We record a valuation allowance to reduce a deferred tax asset if based on the consideration of all available evidence, it is more likely than not that all or some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. We evaluate our deferred income taxes quarterly to determine if a valuation allowance is required by considering all available evidence, including historical and projected taxable income and tax planning strategies. Any deferred tax asset subject to a valuation allowance is still available to us to offset future taxable income, subject to annual limitations in the event of an “ownership change” under Section 382 of the Internal Revenue Code. We will adjust a previously established valuation allowance if we change our assessment of the amount of deferred income tax asset that is more likely than not to be realized.

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

Certain products, such as wireless telephone handsets, require the customer to use the services of a third-party service provider. The third-party service provider pays us an upfront commission and, in some cases, a monthly recurring residual amount based upon the ongoing arrangement between the service provider and the customer. Our sale of an activated wireless handset is the single event required to meet the delivery criterion for both the upfront commission and the recurring residual revenue. Upfront commission revenue, net of estimated service deactivations, is generally recognized at the time an activated wireless handset is sold to the customer at the point-of-sale. Based on our extensive history in selling activated wireless handsets, we have been able to establish reliable deactivation estimates. Recurring residual income is recognized as earned under the terms of our contracts with the service providers, which is typically as the service provider bills its customer, generally on a monthly basis. Sales of wireless handsets and the related commissions and residual income are approximately 42 percent of our total revenue. Our three largest third-party wireless service providers are AT&T, Sprint, and Verizon.

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

Advertising Costs: Our advertising costs are expensed the first time the advertising takes place. We receive allowances from certain third-party service providers and product vendors that we record when earned as an offset to advertising expense incurred to promote the applicable products and/or services only if the allowances represent reimbursement of specific, incremental and identifiable costs (see “Vendor Allowances” above). Advertising expense was $176.2 million, $175.8 million and $203.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Reclassifications: Certain amounts in the December 31, 2012 and 2011, financial statements have been reclassified to conform to the December 31, 2013, presentation. These reclassifications had no effect on net income, total assets, total liabilities, or total stockholders’ equity as previously reported.

NOTE 3 – SUPPLEMENTAL BALANCE SHEET DISCLOSURES

Accounts and Notes Receivable, Net: As of December 31, 2013 and 2012, we had the following accounts and notes receivable outstanding in the accompanying Consolidated Balance Sheets:

	December 31,
(In millions)	2013	2012
Receivables from vendors and service providers, net	$144.2	$315.3
Trade accounts receivable	37.0	49.9
Income tax receivable	9.8	64.4
Other receivables	22.3	24.1
Allowance for doubtful accounts	(1.4)	(1.2)
Accounts and notes receivable, net	$211.9	$452.5

Receivables from vendors and service providers relate to earned wireless activation commissions, rebates, residual income, promotions, marketing development funds and other payments from our third-party service providers and product vendors, after taking into account estimates for service providers’ customer deactivations and non-activations, which are factors in determining the amount of wireless activation commissions and residual income earned. The decrease in our receivables from vendors and service providers in 2013 was driven by the decrease in our postpaid wireless business and the timing of payments received from our service providers.

The change in the allowance for doubtful accounts is as follows:

	December 31,
(In millions)	2013	2012	2011
Beginning of year	$1.2	$1.4	$1.4
Provision for bad debts included in selling, general and administrative expense	0.2	0.1	0.1
Uncollected receivables written off, net	--	(0.3)	(0.1)
End of year	$1.4	$1.2	$1.4

Other Current Assets, Net:

	December 31,
(In millions)	2013	2012
Restricted cash	$66.0	$26.5
Prepaid rent	22.5	1.3
Deferred income taxes	--	23.9
Other	50.5	33.7
Total other current assets, net	$139.0	$85.4

The increase in restricted cash in 2013 was required in connection with the closing of our asset-based revolving credit facility that expires in December 2018. Since December 31, 2013, substantially all of these letters of credit have either expired or have been issued under our asset-based revolving credit facility.

Property, Plant and Equipment, Net:

	December 31,
(In millions)	2013	2012
Land	$2.4	$2.5
Buildings	61.4	62.9
Furniture, fixtures, equipment and software	672.5	685.9
Leasehold improvements	349.8	355.7
Total PP&E	1,086.1	1,107.0
Less accumulated depreciation and amortization	(898.9)	(868.0)
Property, plant and equipment, net	$187.2	$239.0

Other Assets, Net:

	December 31,
(In millions)	2013	2012
Deferred credit facility fees	$21.6	$1.7
Notes receivable	10.4	12.2
Deferred debt issuance costs	8.8	10.0
Other	17.5	17.7
Total other assets, net	$58.3	$41.6

Accrued Expenses and Other Current Liabilities:

	December 31,
(In millions)	2013	2012
Insurance	$62.5	$58.7
Sales and payroll taxes	28.3	41.6
Payroll and bonuses	28.1	49.5
Gift card deferred revenue	23.4	21.9
Advertising	5.7	21.6
Other	59.1	70.6
Total accrued expenses and other current liabilities	$207.1	$263.9

Other Non-Current Liabilities:

	December 31,
(In millions)	2013	2012
Liability for unrecognized tax benefits	$122.8	$135.8
Deferred compensation	23.5	27.0
Deferred rent	22.9	24.7
Deferred income taxes	--	21.2
Other	18.0	14.5
Total other non-current liabilities	$187.2	$223.2

NOTE 4 – GOODWILL

During the fourth quarter of 2013, we conducted our annual review of goodwill balances. Included in Other business activities in our segment reporting we have goodwill assigned to our Mexican subsidiary reporting unit which is the primary component of our consolidated goodwill balance.

In step 1 of the two-step impairment test we compared the carrying amount, including assigned goodwill, to the fair value of the Mexican subsidiary. We estimated fair value by equally weighting the results from the income approach and market approach. The significant assumptions employed in determining fair value include, but were not limited to, projected financial information, growth rates, terminal value, discount rates, and multiples from publicly traded companies that were comparable to our Mexican subsidiary. We did a multi-year projection based upon our normal annual planning process for the upcoming year during the fourth quarter of 2013. Due to the less than anticipated operating results of the Mexican subsidiary in the fourth quarter of 2013 and a review of operations in our normal planning process for the upcoming year, the projected operating results of our Mexican subsidiary for 2014 were reduced and the timing of a planned expansion was delayed to future years. The result of these actions was a significant reduction in sales and gross profits in our multi-year projection which was the primary factor in the calculation that determined the fair value of the goodwill of the Mexican subsidiary was less than the carrying amount. As a result, step 2 of the two-step impairment test was required in order to measure the amount of goodwill impairment, if any.

In step 2, the fair value of the Mexican subsidiary measured in step 1 was allocated to its assets and liabilities to determine the implied fair value of the goodwill. This process calculated the implied fair value of the goodwill of the Mexican subsidiary to be $12.2 million compared to a carrying value of the goodwill of $35.9 million. The difference between the fair value and carrying amount of $23.7 was recorded in the fourth quarter of 2013 in the “Impairment of long-lived assets and goodwill” line within our Consolidated Statements of Income.

If future actual results or performance of our Mexican subsidiary are not consistent with our projections, estimates and assumptions, we may incur additional goodwill impairment charges.

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

The changes in the carrying amount of goodwill by reportable segment were as follows for the years ended December 31, 2013 and 2012:

	U.S.
	RadioShack
(In millions)	Stores	Other(1)	Total
Balances at December 31, 2011
Goodwill	$2.9	$34.1	$37.0
Accumulated impairment losses	--	--	--
	2.9	34.1	37.0
Acquisition of dealer	0.1	--	0.1
Goodwill impairment	(3.0)	--	(3.0)
Foreign currency translation adjustment	--	2.5	2.5

Balances at December 31, 2012
Goodwill	3.0	36.6	39.6
Accumulated impairment losses	(3.0)	--	(3.0)
	--	36.6	36.6
Foreign currency translation adjustment	--	(0.2)	(0.2)
Goodwill impairment	--	(23.7)	(23.7)

Balances at December 31, 2013
Goodwill	3.0	36.4	39.4
Accumulated impairment losses	(3.0)	(23.7)	(26.7)
	$--	$12.7	$12.7

(1)	Goodwill classified as Other in the above table primarily relates to goodwill recorded on our Mexican subsidiary reporting unit.

NOTE 5 – INDEBTEDNESS AND BORROWING FACILITIES

Long-Term Debt:
	December 31,
(In millions)	2013	2012
Term loan due in December 2018	$250.0	$--
Credit facility term loan due in December 2018	50.0	--
Eight year 6.75% unsecured notes due in May 2019	325.0	325.0
Five year 2.50% unsecured convertible notes due in August 2013	--	286.9
Credit facility term loan due in January 2016	--	50.0
Credit facility term loan due in September 2017	--	25.0
Term loan due in September 2017	--	100.0
Other	1.4	1.0
	626.4	787.9
Unamortized debt discounts	(12.3)	(10.2)
	614.1	777.7
Less current portion of:
Convertible notes and other	1.1	286.9
Unamortized debt discount	--	(8.2)
	1.1	278.7
Total long-term debt	$613.0	$499.0

Long-term borrowings outstanding at December 31, 2013, mature as follows:

Long-term
(In millions)	Borrowings
2014	$1.1
2015	0.2
2016	0.1
2017	--
2018	300.0
2019 and thereafter	325.0
Total	$626.4

2018 Credit Facility: In December 2013, we entered into a five-year, $585 million asset-based credit agreement (“2018 Credit Agreement”) with a group of lenders with General Electric Capital Corporation as administrative and collateral agent. The 2018 Credit Agreement consists of a $535 million asset-based revolving credit line (“2018 Credit Facility”) and a $50 million asset-based term loan (“2018 Credit Agreement Term Loan”). The 2018 Credit Agreement expires in December 2018. The 2018 Credit Agreement may be used for general corporate purposes and the issuance of letters of credit.

Obligations under the 2018 Credit Agreement are guaranteed by all of our wholly-owned domestic subsidiaries except Tandy Life Insurance Company. The 2018 Credit Agreement is secured by a lien on substantially all of our assets, including a first priority lien on current assets, and a second priority lien on fixed assets, intellectual property, and the equity interests of our direct and indirect subsidiaries.

Revolving borrowings under the 2018 Credit Facility bear interest at our choice of a bank’s prime rate plus 1.0% to 1.5% or LIBOR plus 2.0% to 2.5%. The applicable rates in these ranges are based on the aggregate average unused availability under the facility. The 2018 Credit Facility also contains a $150 million sub-limit for the issuance of standby and commercial letters of credit. The issuance of letters of credit reduces the amount available under the facility. Letter of credit fees range from 2.0% to 2.5%. We pay commitment fees to the lenders at an annual rate of 0.5% of the unused amount of the facility.

The availability of credit under the 2018 Credit Facility is limited at any time to the lesser of $535 million and the amount of the revolving borrowing base at such time, in each case, less the principal amount of loans and letters of credit then-outstanding under the 2018 Credit Facility. The revolving borrowing base is based on percentages of eligible accounts receivable and eligible inventory and is subject to certain reserves. In addition, the revolving borrowing base is reduced by a minimum availability block equal to approximately 10% of the revolving borrowing base. The borrowing capacity is reduced by $35 million if the revolving borrowing base is less than $150 million.

If at any time the outstanding revolving borrowings and term loans under the 2018 Credit Facility exceed the revolving borrowing base, we will be required to repay an amount equal to such excess. If we or any of our subsidiaries that are guarantors of our obligations under the 2018 Credit Agreement sell assets on which the lenders under the 2018 Credit Agreement have a first priority lien (other than sales of inventory in the ordinary course of business), we must use the net proceeds from the sale to repay amounts outstanding under the 2018 Credit Agreement.

As of December 31, 2013, our maximum availability for revolving borrowings under the 2018 Credit Facility was $429.5 million. As of December 31, 2013, no revolving borrowings had been made under the facility, and letters of credit totaling $55.0 million had been issued, resulting in $374.5 million of remaining availability for revolving borrowings under the 2018 Credit Facility.

The 2018 Credit Agreement contains customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the outstanding indebtedness under the agreement.

The 2018 Credit Agreement includes covenants that, subject to certain exceptions, limit our ability to:

•	Incur additional debt, including guarantees;

•	Make acquisitions, loans or investments;

•	Pay dividends or repurchase our common stock;

•	Create liens on our property;

•	Change the nature of our business;

•	Dispose of assets, including in connection with store closures;

•	Amend or terminate certain material agreements;

•	Engage in sale and leaseback transactions; and

•	Consolidate or merge with or into other companies or sell all or substantially all our assets.

At December 31, 2013, we were in compliance with these covenants.

Credit Agreement Term Loan Due December 2018: In December 2013 we entered into a term loan agreement for $50.0 million under our 2018 Credit Agreement. The 2018 Credit Agreement Term Loan bears interest at our choice of a bank’s prime rate plus 3.0% or LIBOR plus 4.0%. For this term loan, interest is payable on the interest rate reset dates, which will be on at least a quarterly basis. This term loan is secured by the same assets that secure the 2018 Credit Facility and matures in December 2018.

This term loan was issued at a discount of $1.5 million for aggregate consideration of $48.5 million, and resulted in net proceeds to the Company of $47.7 million, after the payment of debt issuance costs of $0.8 million. These proceeds were used to repay outstanding debt at the time of the borrowing. This term loan may not be repaid until all revolving borrowings, letters of credit, or other commitments under the 2018 Credit Facility have been repaid or otherwise satisfied.

Term Loan Due December 2018: In December 2013 we borrowed $250 million, due in December 2018, under a new term loan credit agreement (“2018 Term Loan”) with two lenders and Salus Capital Partners, LLC as administrative and collateral agent. The 2018 Term Loan bears interest at our choice of a bank’s prime rate plus 10.0% or LIBOR plus 11.0%, but never less than 11.5%. Interest is payable on a monthly basis.

This term loan was issued at a discount of $9.2 million for aggregate consideration of $240.8 million, and resulted in net proceeds to the Company of $237.0 million, after the payment of debt issuance costs of $3.8 million. A portion of these proceeds was used to repay outstanding debt at the time of the borrowing. The remaining proceeds will be used for working capital and general corporate purposes.

Obligations under the 2018 Term Loan are guaranteed by all of our wholly-owned domestic subsidiaries except Tandy Life Insurance Company. The 2018 Term Loan is secured on a second priority basis by current assets and by a first priority lien on fixed assets, intellectual property and equity interests of our direct and indirect subsidiaries.

If we or any of our subsidiaries that are guarantors of our obligations under the 2018 Term Loan sell assets on which the lenders holding all or a portion of the 2018 Term Loan have a first priority lien (other than sales of surplus property in the ordinary course of business not in connection with a store closure), we must use the net proceeds from the sale to repay the 2018 Term Loan.

Voluntary prepayments of the 2018 Term Loan must be in amounts of $1.0 million or more. Voluntary and certain mandatory prepayments are subject to prepayment premiums of 4% in year one, 3% in year two, 2% in year three, and 1% in year four. The 2018 Term Loan contains affirmative and negative covenants and events of default that are substantially similar to those contained in the 2018 Credit Agreement.

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

The obligation to pay principal and interest on the 2019 Notes is jointly and severally guaranteed on a full and unconditional basis by all of our wholly-owned domestic subsidiaries except Tandy Life Insurance Company. The 2019 Notes pay interest at a fixed rate of 6.75% per year. Interest is payable semiannually, in arrears, on May 15 and November 15. The 2019 Notes were sold to the initial purchasers at a discount of $2.5 million for aggregate consideration of $322.5 million, and resulted in net proceeds to the Company of $315.4 million after the payment of $7.1 million in issuance costs. The effective annualized interest rate of the 2019 Notes after giving effect to the original issuance discount is 6.875%.

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

The 2019 Notes contain covenants that could, in certain circumstances, limit our ability to issue additional debt, repurchase shares of our common stock, make certain other restricted payments, make investments, or enter into certain other transactions. At December 31, 2013, we were in compliance with these covenants.

2016 Credit Facility: In August 2012 we entered into an amended and restated asset-based credit agreement (“2016 Credit Facility”) with a group of lenders with Bank of America, N.A., as the administrative and collateral agent. The 2016 Credit Facility originally matured on January 4, 2016, and provided for an asset-based revolving credit line of $450 million, subject to a borrowing base. Obligations under the 2016 Credit Facility were secured by substantially all of our inventory, accounts receivable, cash, cash equivalents, and certain real estate. No revolving borrowings were made under the facility. The 2016 Credit Facility was terminated in connection with the establishment of our 2018 Credit Facility. We recognized a loss on the termination of this facility in the amount of $1.8 million, classified as other loss, for unamortized deferred credit facility fees.

Credit Facility Term Loan Due January 2016: In August 2012 we entered into a term loan agreement for $50.0 million under our 2016 Credit Facility. This term loan was originally due in January 2016, subject to a term loan borrowing base, and bore interest at our choice of a bank’s prime rate plus 3.5% or LIBOR plus 4.5%. This term loan was repaid in connection with the establishment of our 2018 Credit Agreement and 2018 Term Loan. We recognized a loss on the extinguishment of this debt in the amount of $0.9 million, classified as other loss, for unamortized debt issuance costs.

Credit Facility Term Loan Due September 2017: In October 2012 we entered into a term loan agreement for $25.0 million under our 2016 Credit Facility. This term loan was originally due in September 2017, subject to a term loan borrowing base, and bore interest at our choice of a bank’s prime rate plus 3.5% or LIBOR plus 4.5%. This term loan was repaid in connection with the establishment of our 2018 Credit Agreement and 2018 Term Loan. We recognized a loss on the extinguishment of this debt in the amount of $0.6 million, classified as other loss, for unamortized debt issuance costs.

Term Loan Due September 2017: In September 2012 we borrowed $100 million under a new term loan credit agreement (“2017 Term Loan”) with two lenders and Wells Fargo, N. A., as administrative and collateral agent. The 2017 Term Loan was originally due in September 2017 and bore interest at a rate of 10.0% plus adjusted LIBOR for a one, two, or three month interest period, but never less than 11.0%. The 2017 Term Loan was secured on a second priority basis by the same assets that secured the 2016 Credit Facility and on a first priority basis by substantially all of our other assets. This term loan was repaid in connection with the establishment of our 2018 Term Loan. We recognized a loss on the extinguishment of this debt in the amount of $7.2 million, classified as other loss, for prepayment penalties and unamortized debt issuance costs.

2013 Convertible Notes: In August 2008 we sold $375 million aggregate principal amount of 2.50% convertible senior notes due August 1, 2013, (the “2013 Convertible Notes”) in a private offering to qualified institutional buyers. The 2013 Convertible Notes were issued at par and interest was payable semiannually, in arrears, on February 1 and August 1. On August 1, 2013, we repaid the $214.4 million remaining aggregate principal balance of the 2013 Convertible Notes at their maturity.

Each $1,000 of principal of the 2013 Convertible Notes was convertible, under certain circumstances into 42.0746 shares of our common stock, which was the equivalent of $23.77 per share, in 2013, 2012 and 2011. Upon conversion, we would have paid the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any (the “excess conversion value”), would have been paid in cash or in stock, at our option. The 2013 Convertible Notes were not convertible at any time during their term.

Prior to their maturity, we repurchased $72.5 million of aggregate principal amount of 2013 Convertible Notes in the first six months of 2013. We paid a total of $71.6 million for these notes, which consisted of the purchase price of $71.4 million plus $0.2 million in accrued and unpaid interest, to the holders of the notes. This transaction resulted in a loss of $0.3 million, which was classified as other loss on our Consolidated Statements of Income.

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

In connection with the issuance of the 2013 Convertible Notes, we entered into separate convertible note hedge transactions and separate warrant transactions with respect to our common stock to reduce the potential dilution upon conversion of the 2013 Convertible Notes (collectively referred to as the “Call Spread Transactions”). The convertible note hedges and warrants generally had the effect of increasing the economic conversion price of the 2013 Convertible Notes to $35.88 per share of our common stock, representing a 100% conversion premium based on the closing price of our common stock on August 12, 2008. See Note 6 - “Stockholders’ Equity,” for more information on the Call Spread Transactions.

Because the principal amount of the 2013 Convertible Notes would have been settled in cash upon conversion, the 2013 Convertible Notes would have only affected diluted earnings per share when the price of our common stock exceeded the conversion price.

When accounting for the 2013 Convertible Notes, we applied accounting guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion. This guidance required us to account separately for the liability and equity components of these notes in a manner that reflected our nonconvertible debt borrowing rate when interest cost was recognized. This guidance requires bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the income statement.

Accordingly, we recorded an adjustment to reduce the carrying value of our 2013 Convertible Notes by $73.0 million and recorded this amount in stockholders’ equity. This adjustment was based on the calculated fair value of a similar debt instrument in August 2008 (at issuance) that did not have an associated equity component. The annual interest rate calculated for a similar debt instrument in August 2008 was 7.6%. The resulting discount was amortized to interest expense over the term of these notes. The carrying value of the 2013 Convertible Notes was $278.7 million and $346.9 million at December 31, 2012 and 2011, respectively. We recognized interest expense of $3.5 million, $8.7 million, and $9.4 million in 2013, 2012 and 2011, respectively, related to the stated 2.50% coupon. We recognized non-cash interest expense of $6.9 million, $16.0 million, and $16.1 million in 2013, 2012 and 2011, respectively, for the amortization of the discount on the liability component.

2011 Long-Term Notes: In 2001 we issued $350 million of 10-year 7.375% notes (“2011 Notes”). Interest was payable on November 15 and May 15 of each year. In March 2011, we redeemed all of our remaining 2011 Notes. The redemption of these notes resulted in a loss on extinguishment of debt of $4.1 million, which was classified as other loss on our Consolidated Statements of Income.

NOTE 6 – STOCKHOLDERS’ EQUITY

Dividends: We paid $0.125 per share dividends in the first and second quarters of 2012. On July 25, 2012, we announced that we were suspending our dividend. We paid a per share annual dividend of $0.50 in 2011.

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

The convertible note hedge arrangements (the “Convertible Note Hedges”) expired on August 1, 2013. Under the terms of the Convertible Note Hedges, we paid $86.3 million for a forward purchase option contract under which we were entitled to purchase a fixed number of shares (15.8 million shares) of our common stock at a price per share of $23.77. In the event of the conversion of the 2013 Convertible Notes, this forward purchase option contract allowed us to purchase, at a fixed price equal to the implicit conversion price of common shares issued under the 2013 Convertible Notes, a number of common shares equal to the common shares that we would have issued to a note holder upon conversion. Settlement terms of this forward purchase option allowed us to elect cash or share settlement based on the settlement option we would have chosen in settling the conversion feature of the 2013 Convertible Notes.

Also concurrent with the issuance of the 2013 Convertible Notes, we sold warrants (the “Warrants”) permitting the purchasers to acquire shares of our common stock. The Warrants were exercisable for 15.8 million shares of our common stock at an exercise price of $35.88 per share. We received $39.9 million in proceeds for the sale of the Warrants. The Warrants may be settled at various dates beginning in November 2013 and ending in March 2014. The Warrants provide for net share settlement. At December 31, 2013, the remaining outstanding Warrants were exercisable for 8.4 million shares of our common stock at an exercise price of $35.88 per share.

We determined that the Convertible Note Hedges and Warrants meet the requirements of the FASB’s accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock and other relevant guidance and, therefore, are classified as equity transactions. As a result, we recorded the purchase of the Convertible Note Hedges as a reduction in additional paid-in capital and the proceeds of the Warrants as an increase to additional paid-in capital in the Consolidated Balance Sheets, and we do not recognize subsequent changes in the fair value of the agreements in the financial statements.

In accordance with the FASB’s accounting guidance in calculating earnings per share, the Warrants will have no effect on diluted net income per share until our common stock price exceeds the per share strike price of $35.88 for the Warrants. We will include the effect of additional shares that may be issued upon exercise of the Warrants using the treasury stock method. The Convertible Note Hedges were antidilutive and, therefore, had no effect on diluted net income per share.

Accumulated Other Comprehensive Loss: The components of accumulated other comprehensive loss were as follows at December 31, 2013, 2012 and 2011:

	Foreign
	Currency	Pension
(In millions)	Translation	Adjustments	Total

Balances at December 31, 2011	$(11.3)	$(0.6)	$(11.9)
Foreign currency translation adjustments	4.1	--	4.1
Defined benefit pension plan adjustments	--	0.3	0.3

Balances at December 31, 2012	(7.2)	(0.3)	(7.5)
Foreign currency translation adjustments	0.6	--	0.6
Defined benefit pension plan adjustments	--	0.8	0.8

Balances at December 31, 2013	$(6.6)	$0.5	$(6.1)

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

Headcount Reduction: During the third quarter ended September 30, 2012, we recorded $2.9 million of employee separation charges classified as selling, general and administrative expense in connection with the termination of the employment of approximately 150 employees, who worked primarily at our corporate headquarters.

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

Incentive Plans: Under the Incentive Stock Plans (“ISPs”) and 2013 Omnibus Incentive Plan described below, the exercise price of options must be equal to or greater than the fair market value of a share of our common stock on the date of grant. The Management Development and Compensation Committee of our Board of Directors (“MD&C”) specifies the terms for grants of options under these plans; terms of these options may not exceed ten years. Grants of options generally vest over three years and grants typically have a term of seven or ten years. Option agreements issued under these plans generally provide that, in the event of a change in control, all options become immediately and fully exercisable. Repricing or exchanging options for lower priced options is not permitted under the plans without shareholder approval. A brief description of each of our incentive plans with awards still outstanding is included below:

1997 Incentive Stock Plan (“1997 ISP”): The 1997 ISP permitted the grant of up to 11.0 million shares in the form of incentive stock options (“ISOs”), non-qualified stock options (options which are not ISOs) (“NQs”) and restricted stock. The 1997 ISP expired on February 27, 2007, and no further grants may be made under this plan. At December 31, 2013, zero stock options were outstanding under this plan.

1999 Incentive Stock Plan (“1999 ISP”): The 1999 ISP permitted the grant of up to 9.5 million shares in the form of NQs. Grants of restricted stock, performance awards and options intended to qualify as ISO’s under the Internal Revenue Code were not authorized under this plan. The 1999 ISP also permitted directors to elect to receive shares in lieu of cash payments for their annual retainer fees and board and committee meeting fees. The 1999 ISP expired on February 23, 2009, and no further grants may be made under this plan. At December 31, 2013, approximately 11,000 stock options were outstanding under this plan.

2001 Incentive Stock Plan (“2001 ISP”): The 2001 ISP permitted the grant of up to 9.2 million shares in the form of ISOs and NQs. The 2001 ISP also permitted directors to elect to receive shares in lieu of cash payments for their annual retainer fees and board and committee meeting fees. The 2001 ISP was terminated in 2009 upon the shareholder approval of the 2009 ISP and no further grants may be made under this plan. At December 31, 2013, approximately 0.7 million stock options were outstanding under this plan.

2009 Incentive Stock Plan (“2009 ISP”): The 2009 ISP permitted the grant of up to 11.0 million shares in the form of ISOs, NQs, restricted stock, restricted stock units, stock appreciation rights, or other stock-based awards. The 2009 ISP also permitted directors to elect to receive shares in lieu of cash payments for their annual retainer fees and board and committee meeting fees. Full-value awards granted under the 2009 ISP, such as restricted stock and restricted stock units, reduced the number of shares available for grant by 1.68 shares for each share or unit granted. Stock options and stock appreciation rights reduced the number of shares available for grant by one share for each stock option or stock appreciation right granted. This plan was terminated in 2013 upon the shareholder approval of the 2013 Omnibus Incentive Plan and no further grants may be made under this plan. As of December 31, 2013, approximately 1.4 million stock options and 1.4 million shares of unvested restricted stock were outstanding under this plan.

2013 Omnibus Incentive Plan (“2013 Omnibus Plan”): The 2013 Omnibus Plan permits the grant of up to 16.7 million shares in the form of ISOs, NQs, restricted stock, restricted stock units, stock appreciation rights, or other stock-based awards. The 2013 Omnibus Plan also permits directors to elect to receive shares in lieu of cash payments for their annual retainer fees and board and committee meeting fees. Full-value awards granted under the 2013 Omnibus Plan, such as restricted stock and restricted stock units, will reduce the number of shares available for grant by 1.96 shares for each share or unit granted. Stock options and stock appreciation rights will reduce the number of shares available for grant by one share for each stock option or stock appreciation right granted. This plan expires on March 24, 2023. At December 31, 2013, approximately 2.6 million stock options and zero shares of unvested restricted stock were outstanding under this plan, and up to 13.8 million shares were available for grants in the form of stock options under this plan.

In 2013, we granted 2.5 million non-plan options to our Chief Executive Officer as part of an inducement grant related to the terms of his employment. These options vest over 7 years from the date of grant and expire in 2020. An additional market condition was attached to these non-plan options that restrict exercise until a stock price hurdle has been achieved. The market condition was not met in 2013.

Stock Options: The respective fair values of the stock options granted during the years ended December 31, 2013, 2012 and 2011, were estimated using either the Black-Scholes-Merton option-pricing model or a lattice model. These option-pricing models require the use of certain subjective assumptions. The following table lists the assumptions used in calculating the fair value of stock options granted during each year:

Valuation Assumptions (1)	2013	2012	2011

Risk free interest rate (2)	1.6%	1.0%	1.6%
Expected dividend yield	0.0%	4.9%	2.0%
Expected stock price volatility (3)	57.1%	55.4%	43.0%
Expected life of stock options (in years) (4)	6.5	5.5	5.4

(1)	Forfeitures are estimated using historical experience and projected employee turnover. Forfeitures were estimated to be zero for all periods because of the low number of grant recipients.
(2)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.
(3)	We consider both the historical volatility of our stock price, as well as implied volatilities from exchange-traded options on our stock.
(4)	We estimate the expected life of stock options based upon historical experience.

Information with respect to stock option activity under the above plans is as follows:
			Remaining	Aggregate
	Shares	Weighted-average	Contractual Life	Intrinsic Value
	(in thousands)	Exercise Price	(in years)	(in millions)
Outstanding at January 1, 2013	6,861	$13.97
Grants	7,097	3.48
Exercised	--	--
Expired	(4,244)	14.33
Forfeited	(2,583)	7.78
Outstanding at December 31, 2013	7,131	$5.56	5.0	$0.1

Exercisable at December 31, 2013	1,594	$12.76	1.0	$--

The weighted-average grant-date fair value of stock options granted during 2013, 2012 and 2011, was $1.46, $2.38 and $4.84, respectively.

The aggregate intrinsic value of options exercised under our stock option plans was zero, zero, and $3.5 million for 2013, 2012 and 2011, respectively. The aggregate intrinsic value is the amount by which the market price of our common stock on the date of exercise exceeded the exercise price of the option. Net cash proceeds from the exercise of stock options were zero, zero and $6.0 million in 2013, 2012 and 2011, respectively. The actual income tax benefit realized from stock option exercises was zero, zero and $1.4 million, in 2013, 2012 and 2011, respectively.

The following table summarizes information concerning currently outstanding and exercisable options to purchase our common stock:

			Options Outstanding			Options Exercisable
			Shares	Weighted-average		Shares
			Outstanding	Remaining	Weighted-	Exercisable	Weighted-
			at Dec. 31, 2013	Contractual Life	average	at Dec. 31, 2013	average
Range of Exercise Prices			(in thousands)	(in years)	Exercise Price	(in thousands)	Exercise Price

$2.23	-	2.95	552	6.4	$2.58	--	$--
3.00			2,500	6.2	3.00	--	--
3.04	-	3.93	394	6.3	3.23	--	--
4.13			2,014	6.2	4.13	--	--
4.21	-	24.41	1,671	1.2	12.63	1,594	12.76
$2.23	-	24.41	7,131	5.0	$5.56	1,594	$12.76

Restricted Stock: Transactions related to restricted stock awards for the year ended December 31, 2013, are summarized as follows:

	Shares	Weighted-average
	(in thousands)	Fair ValuePer Share
Non-vested at January 1, 2013	751	$4.99
Granted	1,872	3.05
Vested or released	(885)	4.04
Canceled or forfeited	(367)	3.95
Non-vested at December 31, 2013	1,371	$3.20

(1)	For plan participants age 55 and older, certain granted but unvested shares are released from the plan for tax withholdings on the participants’ behalf.

We granted approximately 1,872,000, 1,073,000, and 277,000 shares of restricted stock in 2013, 2012 and 2011, respectively, under these plans.

Restricted stock awards are valued at the market price of a share of our common stock on the date of grant. In general, these awards vest at the end of a three-year period from the date of grant and are expensed on a straight-line basis over that period, which is considered to be the requisite service period. The amounts of this expense were $3.4 million, $4.4 million, and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The weighted-average grant-date fair values per share of restricted stock awards granted were $3.05, $5.26 and $14.68 in 2013, 2012 and 2011, respectively. The total fair values of restricted stock awards vested were approximately $3.6 million, $5.2 million and $3.8 million in 2013, 2012 and 2011, respectively.

The compensation cost charged against income for all stock-based compensation plans was $7.2 million, $7.1 million and $5.4 million in 2013, 2012 and 2011, respectively. The total income tax benefit recognized for all stock-based compensation plans was $2.1 million in 2011. The tax benefit that would have been recognized for all stock-based compensation plans for 2013 and 2012 was $2.0 million and $2.7 million; however, such benefit was offset by the valuation allowance against our deferred tax assets. At December 31, 2013, there was $7.0 million of unrecognized compensation expense related to the unvested portion of our stock-based awards that is expected to be recognized over a weighted-average period of 3.61 years.

Deferred Stock Units: In 2004, the stockholders approved the RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors (“Deferred Plan”), which was amended in 2008. Under the plan, each non-employee director received a one-time initial grant of units equal to the number of shares of our common stock that represent a fair market value of $150,000 on the grant date, and an annual grant of units equal to the number of shares of our common stock that represent a fair market value of $105,000 on the grant date.

This plan was terminated in 2013 upon the shareholder approval of the 2013 Omnibus Incentive Plan and no further grants may be made under this plan. We granted approximately 156,000, and 53,000 units in 2012 and 2011, respectively. The weighted-average grant-date fair value per unit granted was $5.00 and $14.80 in 2012 and 2011, respectively. There were approximately 382,000 units outstanding at December 31, 2013.

In 2013, under the Omnibus Incentive Plan, non–employee directors were granted deferred stock units under the same terms as the previous Deferred Plan as described above. We granted approximately 230,000 units in 2013 with a weighted average grant-date fair value per unit of $3.65. There were approximately 202,000 units outstanding at December 31, 2013.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The following benefit plans were in place during the periods covered by the financial statements.

RadioShack 401(k) Plan: The RadioShack 401(k) Plan (“401(k) Plan”), a defined contribution plan, allows a participant to defer, by payroll deductions, from 1% to 75% of the participant’s annual compensation, limited to certain annual maximums set by the Internal Revenue Code. The 401(k) Plan also presently provides that our contribution to each participant’s account maintained under the 401(k) Plan be an amount equal to 100% of the participant’s contributions up to 4% of the participant’s annual compensation. This percentage contribution made by us is discretionary and may change in the future. Our contributions go directly to the 401(k) Plan and are made in cash and invested according to the investment elections made by the participant for the participant’s own contributions. Company contributions to the 401(k) Plan were $5.5 million, $5.7 million and $5.6 million for 2013, 2012 and 2011, respectively.

Supplemental Executive Retirement Plan: The Company adopted an unfunded Supplemental Executive Retirement Plan (“SERP”) effective January 1, 2006, for selected officers of the Company. Upon retirement at age 55 years or older, participants in the SERP are eligible to receive, for ten years, an annual amount equal to a percentage of the average of their five highest consecutive years of compensation (base salary and bonus), to be paid in 120 monthly installments. The amount of the percentage increases by 2 ½% for each year of participation in the SERP, up to a maximum of 50%. At December 31, 2013, there were three participants in the plan. This plan has been closed to new officers since 2007.

The net periodic benefit cost of the SERP defined benefit plan was $1.0 million, $1.3 million and $1.7 million for 2013, 2012 and 2011, respectively. The benefit obligation was $13.1 million and $16.6 million at December 31, 2013 and 2012, respectively.

NOTE 10 – INCOME TAXES

The following is a reconciliation of the federal statutory income tax rate to our income tax expense:

	Year Ended December 31,
(In millions)	2013		2012		2011
Components of (loss) income from continuing operations:
United States		$(357.8)		$(75.4)		$135.9
Foreign		(47.2)		(2.8)		(9.7)
(Loss) income from continuing operations before income taxes		(405.0)		(78.2)		126.2
Statutory tax rate	x	35.0%	x	35.0%	x	35.0%
Federal income tax (benefit) expense at statutory rate		(141.7)		(27.4)		44.2
Change in valuation allowance		145.3		67.7		3.2
Foreign tax branch benefit		(6.8)		(5.0)		(3.2)
Mexico goodwill impairment		8.3		--		--
State income taxes, net of federal effect		(13.0)		(3.8)		2.8
Stock-based compensation tax shortfall		3.8		1.7		0.9
Income tax credits		(1.4)		(0.5)		(3.3)
Unrecognized tax benefits and accrued interest, net of indirect effect		(13.0)		(0.9)		2.5
Other, net		5.5		0.8		0.4
Total income tax (benefit)expense		$(13.0)		$32.6		$47.5

Effective tax rate		3.2%		(41.7)%		37.6%

The components of income tax expense (benefit) were as follows:

	Year Ended December 31,
(In millions)	2013	2012	2011
Current:
Federal	$(15.4)	$(37.8)	$20.9
State	(2.4)	(2.1)	5.5
Foreign	0.9	2.6	2.0
	(16.9)	(37.3)	28.4
Deferred:
Federal	1.3	57.2	16.7
State	--	13.5	1.6
Foreign	2.6	(0.8)	0.8
	3.9	69.9	19.1
Total income tax
(benefit)expense	$(13.0)	$32.6	$47.5

The income tax benefit recognized in 2013 primarily relates to the effective settlement of certain federal and state income tax matters resulting in the recognition of previously unrecognized tax benefits and the reversal of interest accrued thereon. In 2012 we recognized an income tax benefit with respect to our U.S. operating losses and losses generated in certain state jurisdictions because we were able to carry back those losses and offset prior year taxable income.

The significant components of deferred income tax assets and liabilities were as follows:

	December 31,
(In millions)	2013	2012
Deferred tax assets:
Federal net operating loss	$132.0	$--
Inventory valuation adjustments	19.7	15.9
Insurance reserves	15.7	14.4
Reserve for estimated wireless service deactivations	2.8	14.1
Deferred revenue	4.5	13.4
Foreign branch net operating losses	18.3	12.1
Indirect effect of unrecognized tax benefits	7.9	11.6
Deferred compensation	9.1	10.1
Stock-based compensation	4.7	8.0
Accrued average rent	7.0	7.6
State net operating loss, net of federal benefit	21.0	5.8
Other	16.6	15.0
Gross deferred tax assets	259.3	128.0
Valuation allowance	(228.8)	(80.9)
Total deferred tax assets	30.5	47.1

Deferred tax liabilities:
Depreciation and amortization	13.5	29.7
Deferred taxes on foreign operations	3.9	4.0
Other	14.3	10.7
Total deferred tax liabilities	31.7	44.4

Net deferred tax (liabilities) assets	$(1.2)	$2.7

Deferred tax assets and liabilities were included in the Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2013	2012
Other current assets	$--	$23.9
Other non-current assets	0.1	--
Other current liabilities	(1.3)	--
Other non-current liabilities	--	(21.2)
Net deferred tax assets	$(1.2)	$2.7

We had deferred tax assets associated with our federal net operating losses, which will expire in 2033, of $132 million as of December 31, 2013. Net operating losses generated in 2011 and 2012 were carried back to offset prior year taxable income. Deferred tax assets associated with U.S. general business credits, which expire on various dates between 2031 and 2033, were $2.8 million and $2.4 million as of December 31, 2013 and 2012, respectively.

In addition, we had deferred tax assets associated with state net operating loss carryforwards of $32.3 million, net of $11.3 million federal benefit, and $9.0 million, net of $3.2 million federal benefit, as of December 31, 2013 and 2012, respectively. The related state net operating losses expire at various dates between 2016 and 2033. At December 31, 2013 and 2012, deferred tax assets associated with the net operating losses of our foreign branches were $18.3 million and $12.1 million, respectively. The net operating losses of our foreign branches will expire on various dates between 2016 and 2033.

Our federal and certain state net operating losses and federal general business credit carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code if significant ownership changes occur.

A reconciliation of the consolidated valuation allowance for deferred tax assets from January 1, 2011, to December 31, 2013, is as follows:

(In millions)	2013	2012	2011
Balance at beginning of year	$80.9	$7.1	$3.9
Additions, charged to expense	145.3	67.7	3.2
Additions, charged to discontinued operations	2.9	6.1
Deductions	(0.3)	--	--
Balance at end of year	$228.8	$80.9	$7.1

We are required to assess the available positive and negative evidence to estimate if sufficient income will be generated to utilize deferred tax assets. A significant piece of negative evidence that we consider is cumulative losses (generally defined as losses before income taxes) incurred over the most recent three-year period.  Such evidence limits our ability to consider other subjective evidence such as our projections for future growth. At December 31, 2013, domestic cumulative losses were incurred over the applicable three-year period.

In 2012 we established a valuation allowance of $68.8 million with respect to our U.S. federal deferred tax assets and state deferred tax assets of which $6.1 million was charged to discontinued operations. We considered all available positive and negative evidence in evaluating whether these deferred tax assets were more likely than not to be realized. The significant negative evidence of our losses generated before income taxes in 2012 and the unfavorable shift in our business could not be overcome by considering other sources of taxable income, which included the reversal of taxable temporary differences and tax-planning strategies. These deferred tax assets are still available to us to offset future taxable income, subject to limitations in the event of an “ownership change” under Section 382 of the Internal Revenue Code and we will adjust this valuation allowance if we change our assessment of the amount of deferred income tax asset that is more likely than not to be realized.

We continue to provide a valuation allowance against all of our U.S. federal and state deferred tax assets in 2013. As a result, any U.S. federal or state income tax benefit related to our operating losses in 2013 was offset by an increase in our valuation allowance. In addition we determined, based on an evaluation of the positive and negative evidence, that the net deferred tax assets of our subsidiary, RadioShack de Mexico, were not more likely than not to be realized.  Accordingly, we established a full valuation allowance against RadioShack de Mexico’s deferred tax assets in the amount of $5.2 million.  This tax expense was partially offset by the deferred tax benefit related to their current operating losses. We continue to recognize income tax expense or benefit related to our other foreign operations and interest accrued on our liabilities for uncertain tax positions. In addition, we continue to recognize income tax expense in certain state jurisdictions.

We have not recorded deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain foreign subsidiaries that are considered permanently invested outside the United States. At December 31, 2013, there were no cumulative earnings for those foreign subsidiaries for which earnings are considered permanently invested outside the United States.

A reconciliation of the consolidated liability for gross unrecognized income tax benefits (excluding interest) from January 1, 2011, to December 31, 2013, is as follows:

(In millions)	2013	2012	2011
Balance at beginning of year	$139.8	$27.3	$25.9
Increases related to prior period tax positions	4.3	96.9	1.8
Decreases related to prior period tax positions	(19.8)	(2.9)	(0.4)
Increases related to current period tax positions	0.3	19.3	1.8
Settlements	(5.0)	(0.3)	(0.6)
Lapse in applicable statute of limitations	(0.5)	(0.5)	(1.2)
Balance at end of year	$119.1	$139.8	$27.3

In 2012 we took certain tax positions that resulted in approximately $97 million of tax benefits on our 2011 federal and state tax returns. In connection with these tax positions, we recorded a liability for unrecognized tax benefits, of which approximately $87 million was classified as other non-current liabilities in our Consolidated Balance Sheets. The remaining $10 million of unrecognized tax benefit liabilities were offset as a reduction against certain state net operating loss carryforwards recorded as part of our deferred tax assets. These unrecognized tax benefits are directly associated with tax positions taken in the tax years that resulted in the net operating loss carryforwards.

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2013, was $113.8 million.

We recognize accrued interest and penalties associated with unrecognized tax benefits as part of the tax provision. As of December 31, 2013 and 2012, we had $9.4 million and $14.0 million, respectively, of accrued interest expense associated with unrecognized tax benefits. Income tax expense included interest associated with unrecognized tax benefits of $4.2 million, $2.5 million, and $2.7 million, in 2013, 2012 and 2011, respectively.

RadioShack Corporation and its U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The U.S. federal statute of limitations is closed for all years prior to 2007. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Our tax returns are currently under examination in various federal, state and foreign jurisdictions. It is reasonably possible that the amount of unrecognized tax benefits related to certain tax positions could be reduced by $0.8 million over the next 12 months because of settlements or the expiration of the applicable statute of limitations.

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

The following table reconciles the numerator and denominator used in the basic and diluted net (loss) income per share calculations for the years presented:

(In millions)	2013	2012	2011
Numerator:
(Loss) income from continuing operations	$(392.0)	$(110.8)	$78.7
Discontinued operations, net of taxes	(8.2)	(28.6)	(6.5)
Net (loss) income	$(400.2)	$(139.4)	$72.2

Denominator:
Weighted-average common shares outstanding	100.7	100.1	102.5
Dilutive effect of stock-based awards	--	--	0.8
Weighted-average shares for diluted net(loss) income per share	100.7	100.1	103.3

The following table includes common stock equivalents that were not included in the calculation of diluted net (loss) income per share for the periods presented:

(In millions)	2013	2012	2011

Employee stock options (1) (2)	7.1	6.9	6.3
Warrants to purchase common stock (1) (3)	8.4	15.8	15.8
Convertible debt instruments (1) (4)	--	12.1	15.8

(1)
For 2013 and 2012, these common stock equivalents were excluded from weighted-average shares for diluted net loss per share because the effect of their inclusion would reduce our net loss per share and would be antidilutive.

(2)
For 2011 these employee stock options were excluded from weighted-average shares for diluted net loss per share because the exercise prices exceeded the average market price of our common stock during the period, and the effect of their inclusion would be antidilutive.

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

NOTE 12 – FAIR VALUE MEASUREMENTS

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(In millions)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

Year Ended December 31, 2013
Long-lived assets held and used	$9.6	--	--	$9.6

Year Ended December 31, 2012
Long-lived assets held and used	$3.2	--	--	$3.2

Year Ended December 31, 2011
Long-lived assets held and used	$1.3	--	--	$1.3

U.S. RadioShack Company-Operated Stores: In 2013 long-lived assets held and used in certain stores with a total carrying value of $32.9 million were written down to their fair value of $9.6 million, resulting in an impairment charge of $23.3 million that was included in our operating results for the period.

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

			Basis of Fair Value Measurements
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair Value	Identical Items	Inputs	Inputs
(In millions)	Amount	of Liabilities	(Level 1)	(Level 2)	(Level 3)

As of December 31, 2013
2019 Notes	$323.3	$197.9	--	$197.9	--
Secured term loans	$289.4	$289.4	--	--	$289.4
Other	$1.4	$1.4	--	--	$1.4

As of December 31, 2012
2013 Convertible Notes	$278.7	$265.9	--	$265.9	--
2019 Notes	$323.0	$198.3	--	$198.3	--
Secured term loans	$175.0	$175.0	--	--	$175.0
Other	$1.0	$1.0	--	--	$1.0

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Lease Commitments: We lease, rather than own, all of our retail facilities. Some of these leases are subject to renewal options and provide for the payment of taxes, insurance and maintenance. Our retail locations comprise the largest portion of our leased facilities. These locations are primarily in strip centers, major shopping malls and shopping centers owned by other companies. Some leases are based on a minimum rental plus a percentage of the store's sales in excess of a stipulated base figure (contingent rent). Certain leases contain escalation clauses. We also lease a distribution center in Mexico, our corporate headquarters, and automobiles.

Future minimum rent commitments at December 31, 2013, under non-cancelable operating leases (net of immaterial amounts of sublease rent income), are included in the following table.

Operating
(In millions)	Leases
2014	$200.4
2015	151.6
2016	101.9
2017	63.2
2018	33.6
2019 and thereafter	38.2
Total minimum lease payments	$588.9

Rent Expense:

(In millions)	2013	2012	2011
Minimum rents	$219.2	$220.6	$224.3
Occupancy cost	28.2	29.1	35.3
Contingency rents	3.4	4.2	4.1
Total rent expense	$250.8	$253.9	$263.7

Purchase Obligations: We had purchase obligations of $260.5 million at December 31, 2013, which include product commitments and marketing agreements. Of this amount, $255.2 million related to 2013.

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

Brookler v. RadioShack Corporation: On April 6, 2004, plaintiffs filed a putative class action in Los Angeles Superior Court, Brookler v. RadioShack Corporation, claiming that we violated California's wage and hour laws relating to meal and rest periods. The meal period portion of the case was originally certified as a class action in February 2006. We filed a Motion for Decertification in August 2007 which was denied. After a favorable decision by the California Court of Appeals in a similar case, Brinker Restaurant Corporation v. Superior Court, we filed a Second Motion for Decertification which was granted in October 2008. The plaintiffs appealed this ruling and in August 2010, the California Court of Appeals reversed the trial court’s decertification. In September 2010, we filed a Petition for Review with the California Supreme Court, which granted review and placed the case on hold pending a decision in the Brinker case. In April 2012, the California Supreme Court issued its decision in Brinker, and in June 2012, remanded our case to the California Court of Appeals instructing it to vacate its prior order and reconsider its ruling in light of the Supreme Court’s ruling in Brinker. In December 2012, the Court of Appeals affirmed the trial court’s decertification of the class. In June 2013, the Plaintiff filed a Motion to Amend his Complaint to assert rest and meal period, as well as off-the-clock and PAGA claims, and to add an additional class representative. In July 2013 the trial court granted the Motion to Amend and the plaintiff filed his Second Amended Complaint. In August 2013 we moved the case to federal court. In September 2013 the plaintiff filed a Motion to Remand the case back to state court, which was granted in October 2013. In November 2013 we filed a demurrer to all causes of action in the Second Amended Complaint, which was granted in January 2014. The state court granted the demurrer without leave to amend. On February 11, 2014 the California Court of Appeals issued an order directing the lower court to vacate its order granting the demurrer and issue a new order denying our demurrer. We are considering our alternatives in light of this development. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Ordonez v. RadioShack Corporation:  In May 2010, we were named as a defendant in a putative class action lawsuit in  Los Angeles Superior Court alleging that we failed to provide required meal periods and rest breaks, pay for all time worked, pay overtime compensation, pay minimum wages, and maintain required records. In September 2010, we removed the case to the United States District Court for the Central District of California. The meal period claims in Ordonez are similar to the claims in the Brookler case discussed above. In July 2012, plaintiff filed a Motion for Class Certification. In January 2013, the court denied, without prejudice, the Motion for Class Certification as to all claims. In February 2013, plaintiff filed a Motion for Reconsideration of the court’s denial of class certification only with regard to the rest period claim. In April 2013, the court ordered that plaintiff could conduct limited additional discovery and file a renewed Motion for Class Certification. Plaintiff filed the renewed motion in July 2013. A hearing on the motion was scheduled for February 10, 2014 at which time the court approved Plaintiff’s Motion for Class Certification. We are considering our options in regards to the court’s approval of the Motion for Class Certification. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Song-Beverly Credit Card Act Litigation:  In November 2010 we were named as a defendant in the first of four putative class action lawsuits filed in California alleging violations under California’s Song-Beverly Credit Card Act. These lawsuits were resolved in 2013 and no further actions are necessary. The resolution to these matters did not have a material adverse effect on our consolidated financial statements.

FACTA Litigation:  In September 2011 and November 2011, we were named as a defendant in nationwide putative class action lawsuits in the United States District Court for the Northern District of Illinois alleging that we violated certain provisions of the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”) by displaying the expiration dates of customers’ credit or debit cards on printed transaction receipts. In May 2013, the parties reached a settlement and on May 29, 2013, the court granted preliminary approval of the settlement. Notice of the settlement was mailed to known class members and published in several national publications. A hearing on final approval of the settlement was held on September 17, 2013. On February 7, 2014, the court signed an order approving the settlement. The outcome of this matter did not have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

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

NOTE 14 – SEGMENT REPORTING

The U.S. RadioShack company-operated stores segment consists solely of our 4,297 U.S. company-operated retail stores, all operating under the RadioShack brand name. In 2013 we closed out Target Mobile centers and the segment has been reclassified to discontinued operations. We evaluate the performance of our segments based on operating income, which is defined as sales less cost of products sold and certain direct operating expenses, including labor, rent, and occupancy costs. Asset balances by segment have not been included in the table below, as these are managed on a company-wide level and are not fully allocated to segments for management reporting purposes. Amounts in the other category reflect our business activities that are not separately reportable, which include sales to our independent dealers, sales generated by our Mexican subsidiary and our www.radioshack.com website, sales to commercial customers, and sales to other third parties through our global sourcing operations.

Revenue by reportable segment is as follows:

	Year Ended December 31,
(In millions)	2013	2012	2011
U.S. RadioShack company-operated stores	$3,094.9	$3,456.5	$3,663.3
Other (1)	339.4	374.8	368.8
	$3,434.3	$3,831.3	$4,032.1

(1)	Includes $3.0 million of franchise fee revenue for 2012 related to the opening of our first franchised stores in Southeast Asia.

Operating income (loss) by reportable segment and the reconciliation to loss from continuing operations before income taxes are as follows:

	Year Ended December 31,
(In millions)	2013	2012	2011
U.S. RadioShack company-operated stores (1) (2) (3) (4)	$73.8	$337.7	$530.2
Other (5) (6)	(12.1)	36.3	20.9
	61.7	374.0	551.1
Unallocated (7) (8) (9)	(405.7)	(399.0)	(377.1)
Operating (loss) income	(344.0)	(25.0)	174.0

Interest income	2.2	1.9	3.1
Interest expense	(52.3)	(54.5)	(46.8)
Other loss	(10.9)	(0.6)	(4.1)
(Loss) income from continuing operations before income taxes	$(405.0)	$(78.2)	$126.2

(1)	Includes a goodwill impairment charge of $3.0 million for 2012.

(2)
Includes a charge to earnings of $23.4 million for 2011 related to a payment to T-Mobile in conjunction with our transition from offering T-Mobile products and services to offering Verizon products and services.

(3)	Includes a $10.1 million inventory write down and a fixed asset impairment charge of $11.2 million related to our proposed store closure program for 2013.

(4)	Includes $46.6 million of inventory losses resulting from the removal of products from the inventory assortment for 2013.

(5)	Includes a loss on the closing of our Chinese manufacturing plant of $11.4 million in 2011.

(6)	Includes a goodwill impairment charge related to our Mexican subsidiary of $23.7 million for 2013.

(7)
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

(8)	Includes severance costs of $8.5 million for 2012 related to the departure of our CEO and headcount reductions.

(9)
The operating loss for our unallocated category increased by $21.9 million from 2011 to 2012. This increase was primarily due to a decrease in intercompany profits earned by our supply chain operations related to the mix of products distributed.

Depreciation and amortization by reportable segment is as follows:
	Year Ended December 31,
(In millions)	2013	2012	2011
U.S. RadioShack company-operated stores	$29.9	$31.8	$37.9
Other	4.4	3.8	4.0
	34.3	35.6	41.9
Unallocated (1)	36.1	38.7	36.2
Depreciation and amortization from continuing operations	70.4	74.3	78.1
Depreciation and amortization from discontinued operations	1.2	6.4	5.0
Total depreciation and amortization	$71.6	$80.7	$83.1

(1)	Depreciation and amortization included in the unallocated category primarily relate to our information technology assets.

Product Sales Information: Our consolidated net sales and operating revenues are summarized by groups of similar products and services, as follows (prior period amounts have been reclassified to conform to our current presentation):

	Consolidated Net Sales and Operating Revenues
	Year Ended December 31,
(In millions)	2013		2012		2011
Mobility	$1,799.7	52.4%	$2,008.6	52.4%	$2,014.8	50.0%
Retail	1,612.2	46.9	1,794.0	46.8	1,992.1	49.4
Other sales (1)	22.4	0.7	28.7	0.8	25.2	0.6
Consolidated net sales and operating revenues	$3,434.3	100.0%	$3,831.3	100.0%	$4,032.1	100.0%

(1)
Other sales include outside sales from repair services and outside sales of our global sourcing operations and domestic and overseas manufacturing facilities. We closed our overseas manufacturing facility in June 2011.

NOTE 15 – QUARTERLY DATA (UNAUDITED)

As our operations are retail oriented, our business is subject to seasonal fluctuations, with the fourth quarter generally being the most significant in terms of sales and profits because of the winter holiday selling season.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
(In millions, except per share amounts)	2013	2013	2013	2013
Net sales and operating revenues	$849.0	$844.5	$805.4	$935.4
Cost of products sold (1) (2)	511.7	530.7	562.7	657.0
Gross profit	337.3	313.8	242.7	278.4

Operating expenses:
Selling, general and administrative	337.9	336.9	343.3	389.3
Depreciation and amortization	16.5	15.5	15.0	14.4
Impairment of long-lived assets and goodwill (3)	1.4	2.8	2.4	40.8
Total operating expenses	355.8	355.2	360.7	444.5

Operating loss	(18.5)	(41.4)	(118.0)	(166.1)

Interest income	0.4	0.3	0.3	1.2
Interest expense	(15.0)	(14.1)	(11.5)	(11.7)
Other loss (4)	(0.3)	--	--	(10.6)

Loss from continuing operations before income taxes	(33.4)	(55.2)	(129.2)	(187.2)
Income tax expense (benefit)	1.4	(1.8)	(16.8)	4.2

Loss from continuing operations	(34.8)	(53.4)	(112.4)	(191.4)
Discontinued operations, net of income taxes	(8.5)	0.3	--	--

Net loss	$(43.3)	$(53.1)	$(112.4)	$(191.4)

Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.35)	$(0.53)	$(1.11)	$(1.90)
Loss per share from discontinued operations	(0.08)	--	--	--
Net loss per share	$(0.43)	$(0.53)	$(1.11)	$(1.90)

Shares used in computing net loss per share:

Basic and diluted	100.4	100.7	101.0	101.0

Comprehensive loss	$(39.0)	$(56.7)	$(113.2)	$(189.9)

(1)	The third quarter includes inventory losses of $46.6 million resulting from the removal of products from the inventory assortment.

(2)	The fourth quarter includes a $10.1 million inventory write down related to our proposed store closure program.

(3)
The fourth quarter includes a goodwill impairment charge related to our Mexican subsidiary of $23.7 million and an $11.2 million fixed asset impairment charge related to our proposed store closure program.

(4)	The fourth quarter includes a $10.6 million debt extinguishment charge related to our repayment of debt in December 2013.

The sum of the quarterly net income per share amounts may not total to each full year amount because these computations are made independently for each quarter and for the full year and take into account the weighted-average number of common stock equivalent shares outstanding for each period, including the effect of dilutive securities for that period.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
(In millions, except per share amounts)	2012	2012	2012	2012
Net sales and operating revenues (1)	$913.3	$848.6	$898.0	$1,171.4
Cost of products sold	543.2	508.4	557.2	752.1
Gross profit	370.1	340.2	340.8	419.3

Operating expenses:
Selling, general and administrative (2) (3)	345.3	337.0	354.0	383.5
Depreciation and amortization	17.2	16.3	16.0	16.4
Impairment of long-lived assets and goodwill (4)	0.5	1.0	4.8	3.4
Total operating expenses	363.0	354.3	374.8	403.3

Operating income (loss)	7.1	(14.1)	(34.0)	16.0

Interest income	0.5	0.3	0.5	0.6
Interest expense	(13.1)	(12.9)	(13.2)	(15.3)
Other loss	--	--	(0.6)	--

(Loss) income from continuing operations before income taxes	(5.5)	(26.7)	(47.3)	1.3
Income tax (benefit) expense (5)	(0.8)	(10.5)	(15.9)	59.8

Loss from continuing operations	(4.7)	(16.2)	(31.4)	(58.5)
Discontinued operations, net of income taxes	(3.3)	(4.8)	(15.7)	(4.8)

Net loss	$(8.0)	$(21.0)	$(47.1)	$(63.3)

Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.05)	$(0.16)	$(0.31)	$(0.58)
Loss per share from discontinued operations	(0.03)	(0.05)	(0.16)	(0.05)
Net loss per share	$(0.08)	$(0.21)	$(0.47)	$(0.63)

Shares used in computing net loss per share:

Basic and diluted	99.8	100.1	100.1	100.2

Comprehensive loss	$(2.4)	$(23.9)	$(44.6)	$(64.1)

(1)	The third quarter includes $3.0 million of franchise fee revenue related to the opening of our first franchised stores in Southeast Asia.

(2)	The third quarter includes severance costs of $8.5 million related to the departure of our CEO and headcount reductions.

(3)	The fourth quarter includes an adjustment to reduce occupancy expense by $1.4 million.

(4)	The third quarter includes a goodwill impairment charge of $3.0 million for our U.S. RadioShack company-operated stores reporting unit.

(5)
The fourth quarter includes an increase to income tax expense of $60.9 million related to a valuation allowance with respect to our U.S. federal deferred tax assets and our remaining state deferred tax assets.

The sum of the quarterly net income per share amounts may not total to each full year amount because these computations are made independently for each quarter and for the full year and take into account the weighted-average number of common stock equivalent shares outstanding for each period, including the effect of dilutive securities for that period.

NOTE 16 – SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The obligation to pay principal and interest on the 2019 Notes is jointly and severally guaranteed on a full and unconditional basis, subject to customary release provisions, by all of the guarantors under the 2018 Credit Facility. The 2019 Notes are guaranteed by all of our 100%-owned domestic subsidiaries except Tandy Life Insurance Company. Refer to Note 5 – “Indebtedness and Borrowing Facilities” for additional information on the 2019 Notes and the related exchange offer.

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

We determined that we should revise the classification of intercompany dividend cash inflows paid to RadioShack Corporation (Parent Co.) by Non-Guarantor Subsidiaries from an investing inflow to an operating inflow on the accompanying Condensed Consolidating Statements of Cash Flows. This was based upon an evaluation that concluded these dividend inflows were a return on capital instead of a return of capital. This reclassification increased the cash flows from operations and decreased the cash flows from investing activities for RadioShack Corporation (Parent Co.). The reclassification did not affect consolidated cash flows from operations or cash flows from investing activities.

We have concluded that the effect of this revision did not materially impact any previously issued financial statements, however we have revised the comparative information presented herein for the years ended December 31, 2012 and 2011 in order to present such information on a consistent basis.

Condensed Consolidating Statements of Comprehensive Income

For the Year Ended December 31, 2013

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$3,354.3	$2,765.3	$147.1	$(2,832.4)	$3,434.3
Cost of products sold	2,278.1	2,714.1	102.3	(2,832.4)	2,262.1
Gross profit	1,076.2	51.2	44.8	--	1,172.2

Operating expenses:
Selling, general and administrative	1,348.7	4.1	54.6	--	1,407.4
Depreciation and amortization	58.1	--	3.3	--	61.4
Impairment of long-lived assets	23.3	--	24.1	--	47.4
Total operating expenses	1,430.1	4.1	82.0	--	1,516.2

Operating (loss) income	(353.9)	47.1	(37.2)	--	(344.0)

Interest income	1.6	11.2	5.8	(16.4)	2.2
Interest expense	(68.0)	--	(0.7)	16.4	(52.3)
Other loss	(10.9)	--	--	--	(10.9)

(Loss) income from continuing operations
before income taxes	(431.2)	58.3	(32.1)	--	(405.0)
Income tax (benefit) expense	(13.2)	(3.6)	3.8	--	(13.0)
Equity in earnings of subsidiaries, net of income taxes	17.8	(37.2)	--	19.4	--

(Loss) income from continuing operations	(400.2)	24.7	(35.9)	19.4	(392.0)
Discontinued operations, net of income taxes	--	(8.2)	--	--	(8.2)

Net (loss) income	$(400.2)	$16.5	$(35.9)	$19.4	$(400.2)

Comprehensive (loss) income	$(398.8)	$16.8	$(35.4)	$18.6	$(398.8)

Condensed Consolidating Statements of Comprehensive Income

For the Year Ended December 31, 2012

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$4,103.1	$3,499.5	$145.0	$(3,916.3)	$3,831.3
Cost of products sold	2,773.2	3,409.6	94.4	(3,916.3)	2,360.9
Gross profit	1,329.9	89.9	50.6	--	1,470.4

Operating expenses:
Selling, general and administrative	1,364.1	9.5	46.2	--	1,419.8
Depreciation and amortization	63.6	--	2.3	--	65.9
Impairment of long-lived assets and goodwill	9.7	--	--	--	9.7
Total operating expenses	1,437.4	9.5	48.5	--	1,495.4

Operating (loss) income	(107.5)	80.4	2.1	--	(25.0)

Interest income	0.7	11.2	5.9	(15.9)	1.9
Interest expense	(70.0)	--	(0.4)	15.9	(54.5)
Other loss	(0.6)	--	--	--	(0.6)

(Loss) income from continuing operations
before income taxes	(177.4)	91.6	7.6	--	(78.2)
Income tax (benefit) expense	(31.6)	61.9	2.3	--	32.6
Equity in earnings of subsidiaries, net of income taxes	6.4	3.7	--	(10.1)	--

(Loss) income from continuing operations	(139.4)	33.4	5.3	(10.1)	(110.8)
Discontinued operations, net of income taxes	--	(28.6)	--	--	(28.6)

Net (loss) income	$(139.4)	$4.8	$5.3	$(10.1)	$(139.4)

Comprehensive (loss) income	$(135.0)	$8.5	$9.2	$(17.7)	$(135.0)

Condensed Consolidating Statements of Comprehensive Income

For the Year Ended December 31, 2011

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$4,288.2	$3,582.3	$149.5	$(3,987.9)	$4,032.1
Cost of products sold	2,821.1	3,371.5	105.0	(3,987.9)	2,309.7
Gross profit	1,467.1	210.8	44.5	--	1,722.4

Operating expenses:
Selling, general and administrative	1,422.8	4.9	47.0	--	1,474.7
Depreciation and amortization	68.0	--	2.6	--	70.6
Impairment of long-lived assets	3.1	--	--	--	3.1
Total operating expenses	1,493.9	4.9	49.6	--	1,548.4

Operating (loss) income	(26.8)	205.9	(5.1)	--	174.0

Interest income	1.8	10.3	5.8	(14.8)	3.1
Interest expense	(61.5)	--	(0.1)	14.8	(46.8)
Other loss	(4.1)	--	--	--	(4.1)

(Loss) income from continuing operations
before income taxes	(90.6)	216.2	0.6	--	126.2
Income tax (benefit) expense	(35.6)	79.6	3.5	--	47.5
Equity in earnings of subsidiaries, net of income taxes	127.2	(4.6)	--	(122.6)	--

Income (loss) from continuing operations	72.2	132.0	(2.9)	(122.6)	78.7
Discontinued operations, net of income taxes	--	(6.5)	--	--	(6.5)

Net income (loss)	$72.2	$125.5	$(2.9)	$(122.6)	$72.2

Comprehensive income (loss)	$64.6	$118.6	$(9.9)	$(108.7)	$64.6

Condensed Consolidating Balance Sheets

At December 31, 2013

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$37.9	$121.2	$20.7	$--	$179.8
Accounts and notes receivable, net	206.7	1.6	3.6	--	211.9
Inventories	762.4	14.7	25.2	--	802.3
Other current assets	132.8	0.9	5.3	--	139.0
Intercompany receivables	--	312.3	6.2	(318.5)	--
Intercompany notes receivable	--	1,675.0	--	(1,675.0)	--
Total current assets	1,139.8	2,125.7	61.0	(1,993.5)	1,333.0

Property, plant and equipment, net	175.0	0.8	11.4	--	187.2
Goodwill, net	--	0.5	12.2	--	12.7
Other assets, net	43.2	2.0	13.1	--	58.3
Investment in subsidiaries	2,060.6	37.9	--	(2,098.5)	--
Total assets	$3,418.6	$2,166.9	$97.7	$(4,092.0)	$1,591.2

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1.1	$--	$--	$--	$1.1
Accounts payable	304.9	50.2	21.3	--	376.4
Accrued expenses and other current liabilities	173.0	26.5	7.6	--	207.1
Intercompany payables	300.7	--	17.8	(318.5)	--
Intercompany notes payable	1,675.0	--	--	(1,675.0)	--
Total current liabilities	2,454.7	76.7	46.7	(1,993.5)	584.6

Long-term debt, excluding current maturities	613.0	--	--	--	613.0
Other non-current liabilities	144.5	40.5	2.2	--	187.2
Total liabilities	3,212.2	117.2	48.9	(1,993.5)	1,384.8

Stockholders’ equity	206.4	2,049.7	48.8	(2,098.5)	206.4
Total liabilities and stockholders’ equity	$3,418.6	$2,166.9	$97.7	$(4,092.0)	$1,591.2

Condensed Consolidating Balance Sheets

At December 31, 2012

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$84.9	$430.5	$20.3	$--	$535.7
Accounts and notes receivable, net	381.0	69.6	1.9	--	452.5
Inventories	804.8	62.7	40.8	--	908.3
Other current assets	74.8	4.2	6.4	--	85.4
Intercompany receivables	--	146.9	--	(146.9)	--
Intercompany notes receivable	--	1,354.5	--	(1,354.5)	--
Total current assets	1,345.5	2,068.4	69.4	(1,501.4)	1,981.9

Property, plant and equipment, net	218.5	6.3	14.2	--	239.0
Goodwill, net	--	0.5	36.1	--	36.6
Other assets, net	30.7	0.1	10.8	--	41.6
Investment in subsidiaries	2,041.0	77.8	--	(2,118.8)	--
Total assets	$3,635.7	$2,153.1	$130.5	$(3,620.2)	$2,299.1

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$278.7	$--	$--	$--	$278.7
Accounts payable	373.0	36.5	26.1	--	435.6
Accrued expenses and other current liabilities	217.6	36.4	9.9	--	263.9
Intercompany payables	141.7	--	5.2	(146.9)	--
Intercompany notes payable	1,354.5	--	--	(1,354.5)	--
Total current liabilities	2,365.5	72.9	41.2	(1,501.4)	978.2

Long-term debt, excluding current maturities	499.0	--	--	--	499.0
Other non-current liabilities	172.5	50.5	0.2	--	223.2
Total liabilities	3,037.0	123.4	41.4	(1,501.4)	1,700.4

Stockholders’ equity	598.7	2,029.7	89.1	(2,118.8)	598.7
Total liabilities and stockholders’ equity	$3,635.7	$2,153.1	$130.5	$(3,620.2)	$2,299.1

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2013

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(142.9)	$176.6	$3.8	$(1.7)	$35.8

Cash flows from investing activities:
Additions to property, plant and equipment	(40.2)	--	(2.1)	--	(42.3)
Proceeds from sale of property, plant and equipment	6.5	--	--	--	6.5
Changes in restricted cash	(39.5)	--	--	--	(39.5)
Other investing activities	(2.9)	(2.9)	(2.9)	5.8	(2.9)
Return of capital from subsidiary	6.0	6.0	--	(12.0)	--
Net cash (used in) provided by investing activities	(70.1)	3.1	(5.0)	(6.2)	(78.2)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	289.2	--	--	--	289.2
Payments of debt issuance costs	(32.5)	--	--	--	(32.5)
Principal amount of long-term debt repayments	(461.9)	--	--	--	(461.9)
Payments of dividends	--	--	(1.7)	1.7	--
Changes in cash overdrafts	(108.3)	--	--	--	(108.3)
Payment of capital distribution	--	(6.0)	(6.0)	12.0	--
Capital contribution	--	2.9	2.9	(5.8)	--
Change in intercompany receivable/payable	479.5	(485.9)	6.4	--	0.0
Net cash provided by (used in) financing activities	166.0	(489.0)	1.6	7.9	(313.5)

Net (decrease) increase in cash and cash equivalents	(47.0)	(309.3)	0.4	--	(355.9)
Cash and cash equivalents, beginning of period	84.9	430.5	20.3	--	535.7
Cash and cash equivalents, end of period	$37.9	$121.2	$20.7	$--	$179.8

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2012

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(65.9)	$27.9	$(2.9)	$(2.1)	$(43.0)

Cash flows from investing activities:
Additions to property, plant and equipment	(58.7)	(1.4)	(7.7)	--	(67.8)
Changes in restricted cash	(26.5)	--	--	--	(26.5)
Other investing activities	0.1	--	--	--	0.1
Net cash used in investing activities	(85.1)	(1.4)	(7.7)	--	(94.2)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	175.0	--	--	--	175.0
Payments of debt issuance costs	(7.3)	--	--	--	(7.3)
Principal amount of long-term debt repayments	(88.1)	--	--	--	(88.1)
Payments of dividends	(24.9)	--	(2.1)	2.1	(24.9)
Changes in cash overdrafts	26.5	--	--	--	26.5
Change in intercompany receivable/payable	0.1	(0.9)	0.8	--	--
Net cash provided by (used in) financing activities	81.3	(0.9)	(1.3)	2.1	81.2

Net (decrease) increase in cash and cash equivalents	(69.7)	25.6	(11.9)	--	(56.0)
Cash and cash equivalents, beginning of period	154.6	404.9	32.2	--	591.7
Cash and cash equivalents, end of period	$84.9	$430.5	$20.3	$--	$535.7

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2011

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$95.2	$134.0	$(9.8)	$(1.5)	$217.9

Cash flows from investing activities:
Additions to property, plant and equipment	(64.2)	(14.8)	(3.1)	--	(82.1)
Other investing activities	2.0	--	--	--	2.0
Net cash used in investing activities	(62.2)	(14.8)	(3.1)	--	(80.1)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	322.5	--	--	--	322.5
Payments of debt issuance costs	(7.1)	--	--	--	(7.1)
Principal amount of long-term debt repayments	(306.8)	--	--	--	(306.8)
Payments of dividends	(49.6)	--	(1.5)	1.5	(49.6)
Changes in cash overdrafts	32.8	--	--	--	32.8
Purchases of treasury stock	(113.3)	--	--	--	(113.3)
Proceeds from exercise of stock options	6.0	--	--	--	6.0
Change in intercompany receivable/payable	127.4	(141.7)	14.3	--	0.0
Net cash provided by (used in) financing activities	11.9	(141.7)	12.8	1.5	(115.5)

Net increase (decrease) in cash and cash equivalents	44.9	(22.5)	(0.1)	--	22.3
Cash and cash equivalents, beginning of period	109.7	427.4	32.3	--	569.4
Cash and cash equivalents, end of period	$154.6	$404.9	$32.2	$--	$591.7

RADIOSHACK CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description

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

4.6	Form of Senior Notes due 2019 (included in Exhibit 4.1 to RadioShack’s Form 8-K filed on May 4, 2011, and incorporated by reference).
10.1
Amended and Restated Lease, dated as of June 25, 2008, between Tarrant County College District as Landlord, and RadioShack Corporation, as Tenant (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on June 25, 2008, and incorporated herein by reference).

10.2
First Amendment to Lease, effective as of March 11, 2010, by and between Tarrant County College District as Landlord, and RadioShack Corporation as Tenant (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on March 18, 2010, and incorporated herein by reference).

10.3
Second Amendment to Lease, dated for all purposes as of July 12, 2010, by and between Tarrant County College District as Landlord, and RadioShack Corporation as Tenant (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on July 12, 2010, and incorporated herein by reference).

10.4 (2)
Second Amended and Restated RadioShack Corporation Officers Deferred Compensation Plan, effective as of December 31, 2008 (filed as Exhibit 10.54 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.5 (2)
Second Amended and Restated Salary Continuation Plan for Executive Employees of RadioShack Corporation and Subsidiaries, effective as of December 31, 2008 (filed as Exhibit 10.53 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.6 (2)	Form of September 30, 1997 Deferred Compensation Agreement (filed as Exhibit 10aa to RadioShack's (1) Form 10-Q filed on May 13, 1998, and incorporated herein by reference).
10.7 (2)	Amended and Restated RadioShack Corporation 1999 Incentive Stock Plan (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).

Exhibit Number	Description

10.8 (2)
Second Amended and Restated RadioShack Corporation Unfunded Deferred Compensation Plan for Directors, effective as of December 31, 2008 (filed as Exhibit 10.57 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.9 (2)	Amended and Restated RadioShack Corporation 2001 Incentive Stock Plan (filed as Exhibit 10.3 to RadioShack’s Form 8-K filed on May 24, 2005, and incorporated herein by reference).
10.10 (2)
Third Amended and Restated RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors, effective as of December 31, 2008 (filed as Exhibit 10.58 to RadioShack’s Form 10-K filed on February 24, 2009, and incorporated herein by reference).

10.11 (2)
Form of Notice of Grant of Deferred Stock Units and Deferred Stock Unit Agreement under the RadioShack 2004 Deferred Stock Unit Plan for Non-Employee Directors (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on June 6, 2005, and incorporated herein by reference).

10.12 (2)	Form of Incentive Stock Plan(s) Stock Option Agreement for Officers (filed as Exhibit 10(a) to RadioShack’s Form 10-Q filed on November 5, 2004, and incorporated herein by reference).
10.13 (2)	Form of Indemnification Agreement (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on June 6, 2005, and incorporated herein by reference).
10.14 (2)
Form of RadioShack Corporation Officer’s Supplemental Executive Retirement Plan Agreement (filed as Exhibit 10.53 to RadioShack’s Form 10-K filed on March 15, 2006, and incorporated herein by reference).

10.15 (2)
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

10.17 (2)
Third Amended and Restated RadioShack Corporation Officers’ Severance Program, effective December 31, 2011 (filed as Exhibit 10.40 to RadioShack’s Form 10-K filed on February 21, 2012, and incorporated herein by reference).

10.18 (2)	RadioShack Corporation 2007 Restricted Stock Plan (included as Appendix A to RadioShack's Proxy Statement filed on April 12, 2007, and incorporated herein by reference).
10.19 (2)
Form of Restricted Stock Agreement under the RadioShack Corporation 2007 Restricted Stock Plan (filed as Exhibit 10.2 to RadioShack's Form 8-K filed on May 18, 2007, and incorporated herein by reference).

10.20 (2)
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

10.22 (2)
First Amended and Restated RadioShack Corporation 2009 Incentive Stock Plan, effective as of November 3, 2011 (filed as Exhibit 10.60 to RadioShack’s Form 10-K filed on February 21, 2012, and incorporated herein by reference).

10.23 (2)
Form of Stock Option Agreement under the RadioShack Corporation 2009 Incentive Stock Plan (filed as Exhibit 10.3 to RadioShack's Form 10-Q filed on July 27, 2009, and incorporated herein by reference).

10.24 (2)
Form of Restricted Stock Agreement under the RadioShack Corporation 2009 Incentive Stock Plan (filed as Exhibit 10.59 to RadioShack’s Form 10-K filed on February 22, 2010, and incorporated herein by reference).

10.25 (2)
Form of Restricted Stock Unit Agreement under the RadioShack Corporation 2009 Incentive Stock Plan (filed as Exhibit 10.60 to RadioShack’s Form 10-K filed on February 22, 2010, and incorporated herein by reference).

10.26 (2)
RadioShack Corporation 2011 Executive Deferred Compensation Plan, effective as of December 1, 2010 (filed as Exhibit 10.70 to RadioShack’s Form 10-K filed on February 22, 2011, and incorporated herein by reference).

10.27
Amended and Restated Joint Venture Agreement, dated January 31, 2013, among RadioShack Global Sourcing (Hong Kong) Ltd., First Honest Enterprises Limited and Perfect Legend Development Limited (filed as Exhibit 99.1 to RadioShack’s Form 8-K filed on February 1, 2013, and incorporated herein by reference).

10.28 (2)	Employment Offer Letter to Joseph C. Magnacca, dated February 7, 2013 (filed as Exhibit 99.2 to RadioShack’s Form 8-K filed on February 8, 2013, and incorporated herein by reference).

Exhibit Number	Description

10.29
Credit Agreement, dated December 10, 2013, among RadioShack, certain subsidiaries of RadioShack that are designated as credit parties, the lenders party thereto and General Electric Capital Corporation, as agent for the lenders (filed as Exhibit 10.1 to RadioShack's Form 8-K filed on December 12, 2013, and incorporated herein by reference).

10.30
Guaranty and Security Agreement, dated December 10, 2013, among the Company, the guarantors and General Electric Capital Corporation, as agent for the lenders and certain other secured parties (filed as Exhibit 10.2 to RadioShack's Form 8-K filed on December 12, 2013, and incorporated herein by reference).

10.31
Credit Agreement, dated December 10, 2013, among RadioShack, certain subsidiaries of RadioShack that are designated as credit parties, the lenders party thereto and Salus Capital Partners, as agent for the lenders (filed as Exhibit 10.3 to RadioShack's Form 8-K filed on December 12, 2013, and incorporated herein by reference).

10.32
Guaranty and Security Agreement, dated December 10, 2013, among the Company, the guarantors and Salus Capital Partners, LLC, as agent for the lenders and certain other secured parties (filed as Exhibit 10.4 to RadioShack's Form 8-K filed on December 12, 2013, and incorporated herein by reference).

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