Form 10-Q
period 2014-05-03
RADIOSHACK CORP
filed 2014-06-10
CIK 96289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended May 3, 2014

or

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on May 31, 2014, was 100,615,442.

TABLE OF CONTENTS
		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	29

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 6.	Exhibits	29
	Signatures	30
	Index to Exhibits	31

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RADIOSHACK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	13 Weeks Ended	Three Months Ended	Transition Period Ended
	May 3,	April 30,	February 1,
(In millions, except per share amounts)	2014	2013	2014
Net sales and operating revenues	$736.7	$848.4	$227.0
Cost of products sold (includes depreciation amounts of $2.5 million,
$2.3 million, and $0.8 million, respectively)	468.0	507.5	139.2
Gross profit	268.7	340.9	87.8

Operating expenses:
Selling, general and administrative	335.9	333.7	115.9
Depreciation and amortization	13.0	16.1	4.3
Impairment of long-lived assets	0.8	1.4	0.5
Total operating expenses	349.7	351.2	120.7

Operating loss	(81.0)	(10.3)	(32.9)

Interest income	0.7	0.4	0.1
Interest expense	(16.6)	(14.7)	(6.0)
Other loss	--	(0.3)	--

Loss from continuing operations before income taxes	(96.9)	(24.9)	(38.8)
Income tax expense (benefit)	1.4	(1.6)	(1.1)

Loss from continuing operations	(98.3)	(23.3)	(37.7)
Discontinued operations, net of income taxes	--	(4.7)	--

Net loss	$(98.3)	$(28.0)	$(37.7)

Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.97)	$(0.23)	$(0.37)
Loss per share from discontinued operations	--	(0.05)	--
Net loss per share	$(0.97)	$(0.28)	$(0.37)

Shares used in computing net loss per share:

Basic and diluted	101.3	100.5	101.1

Comprehensive loss	$(97.7)	$(23.7)	$(38.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

	May 3,	February 1,	December 31,
(In millions, except share amounts)	2014	2014	2013
Assets
Current assets:
Cash and cash equivalents	$61.8	$109.6	$179.8
Accounts and notes receivable, net	163.0	154.1	211.9
Inventories	791.7	807.8	802.3
Other current assets	58.2	80.1	139.0
Total current assets	1,074.7	1,151.6	1,333.0

Property, plant and equipment, net	180.6	186.3	187.2
Other assets, net	70.8	72.7	71.0
Total assets	$1,326.1	$1,410.6	$1,591.2

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1.1	$1.1	$1.1
Accounts payable	242.4	234.7	376.4
Accrued expenses and other current liabilities	212.1	206.4	207.1
Total current liabilities	455.6	442.2	584.6

Long-term debt, excluding current maturities	613.4	613.0	613.0
Other non-current liabilities	184.5	186.7	187.2
Total liabilities	1,253.5	1,241.9	1,384.8

Commitments and contingencies (See Note 8)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	--	--	--
Common stock, $1 par value, 650,000,000 shares authorized;
146,033,000 shares issued	146.0	146.0	146.0
Additional paid-in capital	117.0	122.9	123.6
Retained earnings	824.7	923.0	960.6
Treasury stock, at cost; 45,428,000, 45,686,000,
and 45,735,000 shares, respectively	(1,008.9)	(1,016.4)	(1,017.7)
Accumulated other comprehensive loss	(6.2)	(6.8)	(6.1)
Total stockholders’ equity	72.6	168.7	206.4
Total liabilities and stockholders’ equity	$1,326.1	$1,410.6	$1,591.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

	13 Weeks Ended	Three Months Ended	Transition Period Ended
	May 3,	April 30,	February 1,
(In millions)	2014	2013	2014
Cash flows from operating activities:
Net loss	$(98.3)	$(28.0)	$(37.7)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	15.5	19.2	5.1
Deferred income taxes	--	(0.1)	--
Amortization of discounts on long-term debt	0.5	3.2	0.2
Impairment of long-lived assets	0.8	1.4	0.5
Stock-based compensation	1.9	2.4	0.5
Provision for credit losses and bad debts	0.5	--	--
Other non-cash items	2.5	0.7	0.2
Changes in assets and liabilities:
Accounts and notes receivable	(8.4)	96.3	57.7
Inventories	16.6	(14.7)	(6.0)
Other current assets	18.7	1.3	2.2
Accounts payable	7.4	17.6	(141.2)
Accrued expenses and other	6.1	(14.8)	(3.1)
Net change in liability for unrecognized tax benefits and accrued interest	0.8	(2.2)	0.4
Other	(2.4)	(5.4)	(0.6)
Net cash (used in) provided by operating activities	(37.8)	76.9	(121.8)

Cash flows from investing activities:
Additions to property, plant and equipment	(12.9)	(5.2)	(5.3)
Proceeds from sale of property, plant and equipment	--	6.3	--
Changes in restricted cash	2.9	(5.6)	56.9
Other investing activities	--	0.1	--
Net cash (used in) provided by investing activities	(10.0)	(4.4)	51.6

Cash flows from financing activities:
Principal amount of long-term debt repayments	--	(70.5)	--
Changes in cash overdrafts	--	(2.6)	--
Net cash used in financing activities	--	(73.1)	--

Net decrease in cash and cash equivalents	(47.8)	(0.6)	(70.2)
Cash and cash equivalents, beginning of period	109.6	403.2	179.8
Cash and cash equivalents, end of period	$61.8	$402.6	$109.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

In November 2013, our Board of Directors approved a change in our fiscal year end from December 31 to the Saturday nearest January 31 of each year. The change, which aligns our reporting cycle with the National Retail Federation 4-5-4 fiscal calendar and is expected to provide for more consistent quarter-to-quarter comparisons, is effective for our 2015 fiscal year.    Our 2015 fiscal year began on February 2, 2014, and will end January 31, 2015, resulting in a transition period, that began January 1, 2014, and ended February 1, 2014, our 2014 fiscal year.  This Form 10-Q includes the unaudited results for the 13 weeks ended May 3, 2014, the three months ended April 30, 2013 and the transition period ended February 1, 2014.  We have also included selected unaudited results for the period from January 1, 2013 through January 31, 2013 for comparative purposes in Note 10.  The audited results for the transition period ended February 1, 2014, will be included separately in the Company’s Annual Report on Form 10-K for the fiscal year ending January 31, 2015.  Prior period information has been recast to the month end dates that most closely align with the new fiscal calendar.  The prior period financial statements have not been recast on a 4-5-4 calendar basis, because it was not practicable to do so.

Throughout this report, the terms “our,” “we,” “us,” “Company,” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We prepared the accompanying unaudited condensed consolidated financial statements, which include the accounts of RadioShack Corporation and all majority-owned domestic and foreign subsidiaries, in accordance with the rules of the Securities and Exchange Commission. Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the 13 weeks ended May 3, 2014, and three months April 30, 2013, do not necessarily indicate the results you might expect for the full year. For further information, refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.   We have reclassified certain prior period amounts to conform to the current period presentation.

LIQUIDITY

We have experienced losses for the past two years that continued into the first quarter of fiscal 2015, primarily attributed to a prolonged downturn in our business, which continues to impact our overall liquidity. In response to our liquidity needs and to continue execution of our strategic turnaround plan, we entered into the 2018 Credit Agreement in December 2013. We believe that this will provide the financial flexibility to improve operating results and provide sufficient liquidity to meet our obligations for the next 12 months.

During fiscal 2015, we will continue our efforts to execute our strategic turnaround plan, which is designed to improve our operating results and control costs through operational efficiency.  We have made investments in marketing to reposition our brand and are implementing plans to improve our product assortment through new categories, brands, products, private brand innovation, handset installment plans related to our mobility business and strategic partnering.  In addition to these initiatives to improve operating results, we are controlling costs through operational efficiencies such as optimizing our labor costs, centralizing our merchandise sourcing decisions, implementing new technologies which we believe will create efficiencies for our store associates and support our mobility business, closing under-performing stores and store rent reductions.  We will be tightly managing our cash and monitoring our liquidity position and have implemented a number of initiatives to conserve our liquidity position.

Our ability to maintain sufficient liquidity for the next 12 months to fund our operations and execute our strategic turnaround plan is contingent on improving the current trend in our operating results.  This plan anticipates that sales and gross margins will improve over the next 12 months in the mobility and retail areas of our business due to the initiatives detailed above.  There are risks due to consumer acceptance of our efforts to reposition the brand, revamp the product assortment and reinvigorate our store experience as well as the competitive nature of the consumer electronics industry.  If the current trend in our operating results continues or further declines, we will be required to borrow additional amounts under our 2018 Credit Agreement, make further reductions in capital expenditures and make additional reductions in our operating cost structure, including in our employee headcount, marketing and rent.  Other actions to improve liquidity could include seeking to raise additional capital, reducing inventory levels, selling nonproductive assets or selling one or more subsidiaries.  Some of the actions we may elect to take if trends do not improve may require lender consent under our 2018 Credit Agreement.

Many of the aspects of the strategic turnaround plan and initiatives to conserve our liquidity position involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic turnaround plan and the initiatives to conserve our liquidity position to be unsuccessful which could have a material adverse effect on our operating results, financial condition and liquidity.

NOTE 2 – NEW ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations.  Those strategic shifts should have a major effect on the organization’s operations and financial results.  Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations.  ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014.  We are currently evaluating the impact of the adoption of ASU 2014-08.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides guidance that companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods.  We have not determined the potential effects on the consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATIONS

We account for closed retail locations as discontinued operations when the cash flows of a retail location have been eliminated from our ongoing operations and we do not have any significant continuing involvement in its operations. In reaching the determination as to whether the cash flows of a retail location have been eliminated from our ongoing operations, we consider whether it is likely that customers will migrate to our other retail locations in the same geographic market.

We ceased operating all of our Target Mobile centers prior to March 31, 2013. See Note 1 – “Description of Business – Discontinued Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013, for further information.

Net sales and operating revenues related to these discontinued operations were zero for the 13 weeks ended May 3, 2014, and for the transition period ended February 1, 2014, compared with $46.0 million for the three months ended April 30, 2013, and $25.6 million for the month ended January 31, 2013. The income (loss) before income taxes for these discontinued operations was zero for the 13 weeks ended May 3, 2014, and for the transition period ended February 1, 2014, compared with losses of $4.6 million for the three months ended April 30, 2013 and $2.6 million for the month ended January 31, 2013.

NOTE 4 – INDEBTEDNESS AND BORROWING FACILITIES

Long-Term Debt:

	May 3,	February 1,	December 31,
(In millions)	2014	2014	2013

Term loan due in December 2018	$250.0	$250.0	$250.0
Credit facility term loan due in December 2018	50.0	50.0	50.0
6.75% unsecured notes due in May 2019	325.0	325.0	325.0
Other	1.2	1.2	1.4
	626.2	626.2	626.4
Unamortized debt discounts	(11.7)	(12.1)	(12.3)
	614.5	614.1	614.1
Less current portion of:
Other	1.1	1.1	1.1
Total long-term debt	$613.4	$613.0	$613.0

Subsequent to May 3, 2014, we had outstanding borrowings of $35.0 million under our 2018 Credit Facility. We expect to further utilize our 2018 Credit Facility during the remainder of the year.

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

The following table reconciles the numerator and denominator used in the basic and diluted net loss per share calculations for the periods presented:

	13 Weeks Ended	Three Months Ended	Transition Period Ended
	May 3,	April 30,	February 1,
(In millions)	2014	2013	2014

Numerator:
Loss from continuing operations	$(98.3)	$(23.3)	$(37.7)
Discontinued operations, net of taxes	--	(4.7)	--
Net loss	$(98.3)	$(28.0)	$(37.7)

Denominator:
Weighted-average common shares outstanding	101.3	100.5	101.1
Dilutive effect of stock-based awards	--	--	--
Weighted-average shares for diluted net loss per share	101.3	100.5	101.1

The following table includes common stock equivalents that were not included in the calculation of diluted net loss per share for the periods presented. These securities could be dilutive in future periods.

	13 Weeks Ended	Three Months Ended	Transition Period Ended
	May 3,	April 30,	February 1,
(In millions)	2014	2013	2014

Employee stock options (1) (2)	9.3	10.1	7.1
Warrants to purchase common stock (3)	--	15.8	4.5

(1)

Certain employee stock options were excluded from weighted-average shares for diluted net loss per share because the exercise prices exceeded the average market price of our common stock during the period and the effect of their inclusion would be antidilutive. For the 13 weeks ended May 3, 2014, 7.2 million employee stock options were excluded for this reason, compared with 6.7 million for the three months ended April 30, 2013.  For the transition period ended February 1, 2014, 6.9 million employee stock options were excluded for this reason.

(2)

Certain employee stock options were excluded from weighted-average shares for diluted net loss per share because the effect of their inclusion would reduce our net loss per share and would be antidilutive. For the 13 weeks ended May 3, 2014, and three months ended April 30, 2013, 2.1 million and 3.4 million of employee stock options were excluded from both periods for this reason.  For the transition period ended February 1, 2014, 0.2 million employee stock options were excluded for this reason.

(3)

These common stock equivalents were excluded because the exercise prices ($35.88 per share for all periods) exceeded the average market price of our common stock during these periods and the effect of their inclusion would be antidilutive.  The warrants expired in March 2014.

NOTE 6 – FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(In millions)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

As of May 3, 2014
Long-lived assets held and used	$0.4	--	--	$0.4

As of February 1, 2014
Long-lived assets held and used	$0.6	--	--	$0.6

As of December 31, 2013
Long-lived assets held and used	$9.6	--	--	$9.6

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

U.S. RadioShack Company-Operated Stores: At May 3, 2014, February 1, 2014, and December 31, 2013, long-lived assets held and used in certain locations of our U.S. RadioShack company-operated stores segment with a total carrying value of $1.2 million,  $1.1 million and $32.9 million, were written down to their fair value of $0.4 million, $0.6 million and $9.6 million, resulting in impairment charges of $0.8 million, $0.5 million and $23.3 million that were included in our operating results for the respective periods mentioned.

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

Fair Value of Financial Instruments: Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and long-term debt. With the exception of long-term debt, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. As of May 3, 2014, February 1, 2014 and December 31, 2013, for our 6.75% unsecured notes due in 2019 (“2019 Notes”) and as May 3, 2014 for our secured term loans, the estimated fair values are determined using quoted market prices, when available.  If quoted market prices are not available, the fair value is estimated using indicated market prices. At February 1, 2014 and December 31, 2013, estimated fair values of our secured term loans approximate their carrying values due to the recentness of these borrowings and are classified as Level 3.

Carrying amounts and the related estimated fair values of our long-term debt financial instruments are as follows:

			Basis of Fair Value Measurements
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair Value	Identical Items	Inputs	Inputs
(In millions)	Amount	of Liabilities	(Level 1)	(Level 2)	(Level 3)

As of May 3, 2014
2019 Notes	$323.4	$131.6	--	$131.6	--
Secured term loans	$289.9	$285.0	--	--	$285.0
Other	$1.1	$1.1	--	--	$1.1

As of February 1, 2014
2019 Notes	$323.4	$195.0	--	$195.0	--
Secured term loans	$289.5	$289.5	--	--	$289.5
Other	$1.1	$1.1	--	--	$1.1

As of December 31, 2013
2019 Notes	$323.0	$197.9	--	$197.9	--
Secured term loans	$289.4	$289.4	--	--	$289.4
Other	$1.4	$1.4	--	--	$1.4

NOTE 7 – INCOME TAXES

We continue to provide a valuation allowance against all of our U.S. federal and state deferred tax assets. As a result, we did not record any U.S. federal or state income tax benefit related to our operating losses for the 13 weeks ended May 3, 2014 or the period ended  February 1, 2014.  We continue to provide a valuation allowance against all of the deferred tax assets of our Mexican subsidiary. We continue to recognize income tax expense or benefit related to our other foreign operations and interest accrued on our liabilities for uncertain tax positions. In addition, we continue to recognize income tax expense in certain state jurisdictions.

The consolidated liability of gross unrecognized income tax benefits for uncertain tax positions (excluding interest) was $116.4 million, $116.6 million and $119.1 million at May 3, 2014, February 1, 2014, and December 31, 2013, respectively. At May 3, 2014, $92.1 million of this liability was related to a single uncertain tax position. We anticipate that this uncertain tax position will not be resolved within the next 12 months.

Liabilities for unrecognized income tax benefits for uncertain tax positions may result in cash payments to one or more tax authorities in future periods. Such payments would not affect our results of operations. It is reasonably possible that our liability for unrecognized tax benefits related to uncertain tax positions could be reduced over the next 12 months because of settlements or the expiration of the applicable statute of limitations.

The income tax benefit for transition period ended February 1, 2014 was $1.1 million.  The income tax benefit was primarily associated with the anticipated refund of state income taxes to correct an error related to a $1.6 million overpayment of prior year’s alternative minimum taxes partially offset by income tax expense related to uncertain tax positions.  The overpayment was not material to the transition period or any prior period.

Our federal and certain state net operating losses and federal general business credit carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code if significant ownership changes occur.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Loss Contingencies: FASB Accounting Standards Codification Topic 450 - Contingencies (“ASC 450”) governs our disclosure and recognition of loss contingencies, including pending claims, lawsuits, disputes with third parties, investigations and other actions that are incidental to the operation of our business. ASC 450 uses the following defined terms to describe the likelihood of a future loss: probable – the future event or events are likely to occur, remote – the chance of the future event or events is slight and reasonably possible – the chance of the future event or events occurring is more than remote but less than likely. ASC 450 also contains certain requirements with respect to how we accrue for and disclose information concerning our loss contingencies. We accrue for a loss contingency when we conclude that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. When the reasonable estimate of the loss is within a range of amounts and no amount in the range constitutes a better estimate than any other amount, we accrue for the amount at the low end of the range. We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued. We disclose loss contingencies if there is at least a reasonable possibility that a loss has been incurred. No accrual or disclosure is required for losses that are remote.

Brookler v. RadioShack Corporation: In April 2004, plaintiff Morry Brookler filed a putative class action in Los Angeles Superior Court claiming that we violated California's wage and hour laws relating to meal and rest periods. The meal period claim was originally certified as a class action in February 2006. We filed a Motion for Decertification in August 2007 which was denied. After a favorable decision by the California Court of Appeals in a similar case, Brinker Restaurant Corporation v. Superior Court, we filed a Second Motion for Decertification which was granted in October 2008. The plaintiff appealed this ruling and in August 2010, the California Court of Appeals reversed the trial court’s decertification order. In September 2010, we filed a Petition for Review with the California Supreme Court, which granted review and placed the case on hold pending a decision in the Brinker case. In April 2012, the California Supreme Court issued its decision in Brinker and in June 2012, remanded our case to the California Court of Appeals with instructions to vacate its prior order and reconsider its ruling in light of the Supreme Court’s decision in Brinker. In December 2012, the Court of Appeals affirmed the trial court’s decertification of the meal period class. In June 2013, the plaintiff filed a Motion to Amend his Complaint to assert rest and meal period as well as off-the-clock and Private Attorneys General Act claims and to add an additional class representative. In July 2013 the trial court granted the Motion to Amend and the plaintiffs filed a Second Amended Complaint. In August 2013 we removed the case to federal court. In September 2013 the plaintiffs filed a Motion to Remand the case back to state court, which was granted in October 2013. In November 2013 we filed a demurrer in state court to all causes of action in the Second Amended Complaint, which was granted without leave to amend in January 2014.  On February 4, 2014, plaintiffs filed a Petition for Writ of Mandate with the Court of Appeals seeking immediate relief from the trial court’s order. On February 11, 2014, the Court of Appeals notified the trial court and parties of its intent to issue a peremptory Writ of Mandate compelling the trial court to vacate its order granting the demurrer and issue a new order denying the demurrer. On February 21, 2014, the trial court reversed its prior decision and denied our demurrer. On February 26, 2014, the Court of Appeals determined that the trial court had not followed proper procedure and ordered it to vacate its February 21 order to allow us an opportunity to oppose the Appellate Court’s notice. In April 2014, after further briefing by the parties, the trial court again sustained our demurrer without leave to amend. It is expected that plaintiffs will appeal the trial court’s order. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Ordonez v. RadioShack Corporation: In May 2010, we were named as a defendant in a putative class action lawsuit in Los Angeles Superior Court alleging that we violated California’s wage and hour laws by not providing required meal periods and rest breaks, failed to pay for all time worked, failed to pay overtime compensation, failed to pay minimum wage and failed to maintain required records. In September 2010, we removed the case to the U. S. District Court for the Central District of California.  In July 2012, plaintiff filed a Motion for Class Certification. In January 2013, the court denied, without prejudice, the Motion for Class Certification as to all claims. In February 2013, plaintiff filed a Motion for Reconsideration of the court’s denial of class certification only with regard to the rest period claim. In April 2013, the court ordered that plaintiff could conduct limited additional discovery and file a renewed Motion for Class Certification. Plaintiff filed the renewed motion in July 2013. A hearing on the motion was held in February 2014, at which time the court issued a tentative ruling granting plaintiff’s motion as to the rest period claim. However, following oral argument, the court issued an order requiring the parties to submit supplemental evidence and briefs.  In March 2014, the court issued another order requiring us to produce additional evidence by June 9, 2014. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

FLSA Litigation: In April 2012, we were named as a defendant in a putative nationwide collective action under the Fair Labor Standards Act and putative statewide class actions under New York and Ohio state laws in the U. S. District Court for the Northern District of Ohio, claiming that our use of the “fluctuating workweek” method to calculate overtime for certain of our retail store managers violates federal and state laws because the store managers receive bonuses in addition to their fixed salaries. In June 2012, we filed a Motion to Dismiss the lawsuit. In March 2013, the court issued an opinion granting our motion in part, finding that plaintiffs were not entitled to seek overtime based upon our use of the “fluctuating workweek” method prior to April 5, 2011, the date of a U.S. Department of Labor Final Rule (“Final Rule”) addressing, among other things, proposed changes to the federal “fluctuating workweek” regulation finding that, based upon statements in the Final Rule, bonus payments were now incompatible with the “fluctuating workweek” method. The court also dismissed one of the named plaintiffs. Following the court’s decision, we filed a Motion to Certify Order for Interlocutory Appeal and Stay the Action, which the court granted in August 2013. Shortly thereafter we filed a Petition for Permission to Appeal with the U.S. Court of Appeals for the Sixth Circuit, which was granted. In April 2013, plaintiffs in Pennsylvania, New York and New Jersey filed similar lawsuits alleging violations of their respective state laws.  In June 2013, we filed Motions to Dismiss in the New York and New Jersey cases.  In November 2013, the court in the New York case granted our Motion to Dismiss. In December 2013, the plaintiff in the New York case filed a notice of appeal with the Second Circuit Court of Appeals. In April 2014, the plaintiff in the New Jersey case voluntarily dismissed the case and filed an opt in notice in the Ohio case. The opening briefs in the New York and Ohio appeals were filed in March and April of 2014, respectively. In September 2013, the court in the Pennsylvania case ordered the parties to file briefs addressing whether our use of the “fluctuating workweek” method violates Pennsylvania law. The plaintiff filed a Motion for Summary Judgment and we filed a Motion for Judgment on the Pleadings. These motions have been fully briefed and we are awaiting a decision by the court.

The outcome of these cases is uncertain and the ultimate resolution of them could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Additional Disclosure: For certain loss contingencies, we are currently able to estimate the reasonably possible loss or range of loss, including reasonably possible loss amounts in excess of our accruals and we estimate that the aggregate of these amounts could be up to $5.8 million. This amount reflects recent developments in case law that pertain to certain claims currently pending against the Company. Probable and reasonably possible losses that we are currently unable to estimate are not included in this amount. In future periods, we may recognize a loss for all, part, or none of this amount.

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

Our evaluation of our loss contingencies involves subjective assessments, assumptions and judgments, and actual losses incurred in future periods may differ significantly from our estimates. Accordingly, although occasional adverse resolutions may occur and negatively affect our consolidated financial statements in the period of the resolution, we believe that the ultimate resolution of our loss contingencies for which we have not accrued losses will not materially adversely affect our financial condition.

NOTE 9 – SEGMENT REPORTING

The U.S. RadioShack company-operated stores segment consists solely of our 4,250 U.S. company-operated retail stores, all operating under the RadioShack brand name. We evaluate the performance of our segments based on operating income, which is defined as sales less cost of products sold and certain direct operating expenses, including labor, rent and occupancy costs. Asset balances by segment have not been included in the table below, as these are managed on a company-wide level and are not fully allocated to segments for management reporting purposes. Amounts in the other category reflect our business activities that are not separately reportable, which include sales to our independent dealers, sales generated by our Mexican subsidiary and our www.radioshack.com website, sales to commercial customers and sales to other third parties through our global sourcing operations.

Revenue by reportable segment is as follows:

	13 Weeks Ended	Three Months Ended	Transition Period Ended
	May 3,	April 30,	February 1,
(In millions)	2014	2013	2014
U.S. RadioShack company-operated stores	$674.1	$776.2	$203.3
Other	62.6	72.2	23.7
	$736.7	$848.4	$227.0

Operating income (loss) by reportable segment and the reconciliation to loss from continuing operations before income taxes are as follows:

	13 Weeks Ended	Three Months Ended	Transition Period Ended
	May 3,	April 30,	February 1,
(In millions)	2014	2013	2014
U.S. RadioShack company-operated stores	$19.6	$67.6	$6.1
Other	(0.4)	6.4	0.2
	19.2	74.0	6.3

Unallocated (1)	(100.2)	(84.3)	(39.2)
Operating loss	(81.0)	(10.3)	(32.9)

Interest income	0.7	0.4	0.1
Interest expense	(16.6)	(14.7)	(6.0)
Other loss	--	(0.3)	--
Loss from continuing operations before income taxes	$(96.9)	$(24.9)	$(38.8)

(1)

The unallocated category included in operating income relates to our overhead and corporate expenses that are not allocated to our operating segments for management reporting purposes. Unallocated costs include corporate departmental expenses such as labor and benefits, advertising, insurance, distribution and information technology costs, plus certain unusual or infrequent gains or losses.

NOTE 10 – TRANSITION PERIOD FINANCIAL INFORMATION

In November 2013, our Board of Directors approved a change in our fiscal year end from December 31 to the Saturday nearest January 31 of each year.  Accordingly, we are presenting unaudited financial statements for the transition period ended February 1, 2014.  The following table provides certain unaudited comparative financial information for the comparative period of the prior year. The transition period ended February 1, 2014 included 32 days compared to 31 days for the month ended January 31, 2013:

	Transition Period Ended	Month Ended
	February 1,	January 31,
(In millions, except per share amounts)	2014	2013
Statement of Operations data:
Net sales and operating revenues	$227.0	$259.6
Gross profit	$87.8	$101.5
Loss from continuing operations before income taxes	$(38.8)	$(23.0)
Income tax expense	(1.1)	0.8
Loss from continuing operations	(37.7)	(23.8)
Discontinued operations, net of income taxes	--	(2.7)
Net loss	$(37.7)	$(26.5)
Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.37)	$(0.24)
Loss per share from discontinued operations	--	(0.03)
Net loss per share	$(0.37)	$(0.27)

Shares used in computing net per share:

Basic and diluted	101.1	100.3

	February 1,	January 31,
	2014	2013
Balance Sheet data:
Total assets	$1,410.6	$2,130.7
Total liabilities	$1,241.9	$1,557.1
Total shareholders' equity	$168.7	$573.6

NOTE 11 – SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The obligation to pay principal and interest on our 2019 Notes is jointly and severally guaranteed on a full and unconditional basis, subject to customary release provisions, by all of the guarantors under our 2018 Credit Facility. The 2019 Notes are guaranteed by all of our 100%-owned domestic subsidiaries except Tandy Life Insurance Company. Refer to Note 5 – “Indebtedness and Borrowing Facilities” included in our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information on the 2019 Notes and the related exchange offer and the 2018 Credit Facility.

The following condensed consolidating financial information represents the financial information of RadioShack Corporation, its guarantor subsidiaries and its non-guarantor subsidiaries prepared on the equity basis of accounting. Earnings of subsidiaries are, therefore, reflected in the parent company's investment accounts and earnings. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. The non-guarantor subsidiaries are comprised of the foreign subsidiaries of the Company and Tandy Life Insurance Company. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the guarantor or non-guarantor subsidiaries operated as independent entities.

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the 13 Weeks Ended May 3, 2014

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$711.6	$535.2	$25.5	$(535.6)	$736.7
Cost of products sold	462.1	525.1	16.4	(535.6)	468.0
Gross profit	249.5	10.1	9.1	--	268.7

Operating expenses:
Selling, general and administrative	323.7	1.3	10.9	--	335.9
Depreciation and amortization	12.3	--	0.7	--	13.0
Impairment of long-lived assets	0.8	--	--	--	0.8
Total operating expenses	336.8	1.3	11.6	--	349.7

Operating (loss) income	(87.3)	8.8	(2.5)	--	(81.0)

Interest income	0.7	2.8	1.3	(4.1)	0.7
Interest expense	(20.6)	--	(0.1)	4.1	(16.6)

(Loss) income from continuing operations
before income taxes	(107.2)	11.6	(1.3)	--	(96.9)
Income tax (benefit) expense	(3.7)	4.8	0.3	--	1.4
Equity in earnings of subsidiaries, net of income taxes	5.2	(2.2)	--	(3.0)	--

(Loss) income from continuing operations	(98.3)	4.6	(1.6)	(3.0)	(98.3)

Net (loss) income	$(98.3)	$4.6	$(1.6)	$(3.0)	$(98.3)

Comprehensive (loss) income	$(97.7)	$5.3	$(1.0)	$(4.3)	$(97.7)

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Three Months Ended April 30, 2013

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$862.7	$759.3	$29.7	$(803.3)	$848.4
Cost of products sold	546.2	745.1	19.5	(803.3)	507.5
Gross profit	316.5	14.2	10.2	--	340.9

Operating expenses:
Selling, general and administrative	322.3	(0.4)	11.8	--	333.7
Depreciation and amortization	15.3	--	0.8	--	16.1
Impairment of long-lived assets and goodwill	1.4	--	--	--	1.4
Total operating expenses	339.0	(0.4)	12.6	--	351.2

Operating (loss) income	(22.5)	14.6	(2.4)	--	(10.3)

Interest income	0.2	2.6	1.5	(3.9)	0.4
Interest expense	(18.4)	--	(0.2)	3.9	(14.7)
Other loss	(0.3)	--	--	--	(0.3)

(Loss) income from continuing operations
before income taxes	(41.0)	17.2	(1.1)	--	(24.9)
Income tax (benefit) expense	(3.1)	2.0	(0.5)	--	(1.6)
Equity in earnings of subsidiaries, net of income taxes	9.9	(1.1)	--	(8.8)	--

(Loss) income from continuing operations	(28.0)	14.1	(0.6)	(8.8)	(23.3)
Discontinued operations, net of income taxes	--	(4.7)	--	--	(4.7)

Net (loss) income	$(28.0)	$9.4	$(0.6)	$(8.8)	$(28.0)

Comprehensive (loss) income	$(23.7)	$13.5	$3.6	$(17.1)	$(23.7)

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Transition Period Ended February 1, 2014

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$214.2	$188.4	$12.9	$(188.5)	$227.0
Cost of products sold	134.7	184.4	8.6	(188.5)	139.2
Gross profit	79.5	4.0	4.3	--	87.8

Operating expenses:
Selling, general and administrative	111.0	0.6	4.3	--	115.9
Depreciation and amortization	4.1	--	0.2	--	4.3
Impairment of long-lived assets	0.5	--	--	--	0.5
Total operating expenses	115.6	0.6	4.5	--	120.7

Operating (loss) income	(36.1)	3.4	(0.2)	--	(32.9)

Interest income	--	1.0	0.5	(1.4)	0.1
Interest expense	(7.4)	--	--	1.4	(6.0)

(Loss) income from continuing operations
before income taxes	(43.5)	4.4	0.3	--	(38.8)
Income tax (benefit) expense	(3.8)	2.5	0.2	--	(1.1)
Equity in earnings of subsidiaries, net of income taxes	2.0	(0.3)	--	(1.7)	--

(Loss) income from continuing operations	(37.7)	1.6	0.1	(1.7)	(37.7)

Net (loss) income	$(37.7)	$1.6	$0.1	$(1.7)	$(37.7)

Comprehensive (loss) income	$(38.4)	$1.0	$(0.7)	$(0.3)	$(38.4)

Condensed Consolidating Balance Sheets (unaudited)

At May 3, 2014

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$29.3	$17.3	$15.2	$--	$61.8
Accounts and notes receivable, net	158.9	--	4.1	--	163.0
Inventories	746.2	19.1	26.4	--	791.7
Other current assets	51.4	1.0	5.8	--	58.2
Intercompany receivables	--	344.1	--	(344.1)	--
Intercompany notes receivable	--	1,735.5	--	(1,735.5)	--
Total current assets	985.8	2,117.0	51.5	(2,079.6)	1,074.7

Property, plant and equipment, net	169.5	0.6	10.5	--	180.6
Other assets, net	42.6	2.4	25.8	--	70.8
Investment in subsidiaries	2,067.7	35.3	--	(2,103.0)	--
Total assets	$3,265.6	$2,155.3	$87.8	$(4,182.6)	$1,326.1

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1.1	$--	$--	$--	$1.1
Accounts payable	192.2	33.8	16.4	--	242.4
Accrued expenses and other current liabilities	180.5	24.6	7.0	--	212.1
Intercompany payables	329.7	--	14.4	(344.1)	--
Intercompany notes payable	1,735.5	--	--	(1,735.5)	--
Total current liabilities	2,439.0	58.4	37.8	(2,079.6)	455.6

Long-term debt, excluding current maturities	613.4	--	--	--	613.4
Other non-current liabilities	140.6	41.1	2.8	--	184.5
Total liabilities	3,193.0	99.5	40.6	(2,079.6)	1,253.5

Stockholders’ equity	72.6	2,055.8	47.2	(2,103.0)	72.6
Total liabilities and stockholders’ equity	$3,265.6	$2,155.3	$87.8	$(4,182.6)	$1,326.1

Condensed Consolidating Balance Sheets (unaudited)

At February 1, 2014

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$32.7	$61.1	$15.8	$--	$109.6
Accounts and notes receivable, net	150.3	--	3.8	--	154.1
Inventories	772.4	13.5	21.9	--	807.8
Other current assets	74.9	0.8	4.4	--	80.1
Intercompany receivables	--	295.7	--	(295.7)	--
Intercompany notes receivable	--	1,735.5	--	(1,735.5)	--
Total current assets	1,030.3	2,106.6	45.9	(2,031.2)	1,151.6

Property, plant and equipment, net	174.6	0.8	10.9	--	186.3
Other assets, net	47.1	2.2	23.4	--	72.7
Investment in subsidiaries	2,061.8	36.9	--	(2,098.7)	--
Total assets	$3,313.8	$2,146.5	$80.2	$(4,129.9)	$1,410.6

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1.1	$--	$--	$--	$1.1
Accounts payable	192.3	29.0	13.4	--	234.7
Accrued expenses and other current liabilities	172.4	26.2	7.8	--	206.4
Intercompany payables	287.1	--	8.6	(295.7)	--
Intercompany notes payable	1,735.5	--	--	(1,735.5)	--
Total current liabilities	2,388.4	55.2	29.8	(2,031.2)	442.2

Long-term debt, excluding current maturities	613.0	--	--	--	613.0
Other non-current liabilities	143.7	40.7	2.3	--	186.7
Total liabilities	3,145.1	95.9	32.1	(2,031.2)	1,241.9

Stockholders’ equity	168.7	2,050.6	48.1	(2,098.7)	168.7
Total liabilities and stockholders’ equity	$3,313.8	$2,146.5	$80.2	$(4,129.9)	$1,410.6

Condensed Consolidating Balance Sheets

At December 31, 2013

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$37.9	$121.2	$20.7	$--	$179.8
Accounts and notes receivable, net	206.7	1.6	3.6	--	211.9
Inventories	762.4	14.7	25.2	--	802.3
Other current assets	132.8	0.9	5.3	--	139.0
Intercompany receivables	--	312.3	6.2	(318.5)	--
Intercompany notes receivable	--	1,675.0	--	(1,675.0)	--
Total current assets	1,139.8	2,125.7	61.0	(1,993.5)	1,333.0

Property, plant and equipment, net	175.0	0.8	11.4	--	187.2
Other assets, net	43.2	2.5	25.3	--	71.0
Investment in subsidiaries	2,060.6	37.9	--	(2,098.5)	--
Total assets	$3,418.6	$2,166.9	$97.7	$(4,092.0)	$1,591.2

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1.1	$--	$--	$--	$1.1
Accounts payable	304.9	50.2	21.3	--	376.4
Accrued expenses and other current liabilities	173.0	26.5	7.6	--	207.1
Intercompany payables	300.7	--	17.8	(318.5)	--
Intercompany notes payable	1,675.0	--	--	(1,675.0)	--
Total current liabilities	2,454.7	76.7	46.7	(1,993.5)	584.6

Long-term debt, excluding current maturities	613.0	--	--	--	613.0
Other non-current liabilities	144.5	40.5	2.2	--	187.2
Total liabilities	3,212.2	117.2	48.9	(1,993.5)	1,384.8

Stockholders’ equity	206.4	2,049.7	48.8	(2,098.5)	206.4
Total liabilities and stockholders’ equity	$3,418.6	$2,166.9	$97.7	$(4,092.0)	$1,591.2

Condensed Consolidating Statements of Cash Flows (unaudited)

For the 13 Weeks Ended May 3, 2014

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(36.1)	$4.6	$(6.3)	$--	$(37.8)

Cash flows from investing activities:
Additions to property, plant and equipment	(12.8)	--	(0.1)	--	(12.9)
Changes in restricted cash	2.9	--	--	--	2.9
Net cash used in investing activities	(9.9)	--	(0.1)	--	(10.0)

Cash flows from financing activities:
Change in intercompany receivable/payable	42.6	(48.4)	5.8	--	--
Net cash provided by (used in) financing activities	42.6	(48.4)	5.8	--	--

Net decrease in cash and cash equivalents	(3.4)	(43.8)	(0.6)	--	(47.8)
Cash and cash equivalents, beginning of period	32.7	61.1	15.8	--	109.6
Cash and cash equivalents, end of period	$29.3	$17.3	$15.2	$--	$61.8

Condensed Consolidating Statements of Cash Flows (unaudited)

For the Three Months Ended April 30, 2013

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(34.2)	$113.4	$(2.3)	$--	$76.9

Cash flows from investing activities:
Additions to property, plant and equipment	(4.8)	--	(0.4)	--	(5.2)
Proceeds from sale of property, plant and equipment	--	6.3	--	--	6.3
Changes in restricted cash	(5.6)	--	--	--	(5.6)
Other investing activities	0.1	--	--	--	0.1
Net cash (used in) provided by investing activities	(10.3)	6.3	(0.4)	--	(4.4)

Cash flows from financing activities:
Principal amount of long-term debt repayments	(70.5)	--	--	--	(70.5)
Changes in cash overdrafts	(2.6)	--	--	--	(2.6)
Change in intercompany receivable/payable	117.6	(124.3)	6.7	--	--
Net cash provided by (used in) financing activities	44.5	(124.3)	6.7	--	(73.1)

Net (decrease) increase in cash and cash equivalents	--	(4.6)	4.0	--	(0.6)
Cash and cash equivalents, beginning of period	78.9	306.4	17.9	--	403.2
Cash and cash equivalents, end of period	$78.9	$301.8	$21.9	$--	$402.6

Condensed Consolidating Statements of Cash Flows (unaudited)

For the Transition Period Ended February 1, 2014

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(103.7)	$(16.2)	$(1.9)	$--	$(121.8)

Cash flows from investing activities:
Additions to property, plant and equipment	(5.3)	--	--	--	(5.3)
Changes in restricted cash	56.9	--	--	--	56.9
Net cash provided by investing activities	51.6	--	--	--	51.6

Cash flows from financing activities:
Change in intercompany receivable/payable	46.9	(43.9)	(3.0)	--	--
Net cash provided by (used in) financing activities	46.9	(43.9)	(3.0)	--	--

Net decrease in cash and cash equivalents	(5.2)	(60.1)	(4.9)	--	(70.2)
Cash and cash equivalents, beginning of period	37.9	121.2	20.7	--	179.8
Cash and cash equivalents, end of period	$32.7	$61.1	$15.8	$--	$109.6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

This MD&A section of our Quarterly Report on Form 10-Q discusses our results of operations, liquidity and capital resources and certain factors that may affect our future results of operations. You should read this MD&A in conjunction with our condensed consolidated financial statements and accompanying notes included under Part I, Item 1, of this Quarterly Report, as well as with our Annual Report on Form 10-K for the year ended December 31, 2013.

In November 2013, our Board of Directors approved a change in our fiscal year end from December 31 to the Saturday nearest January 31 of each year. The change, which aligns our reporting cycle with the National Retail Federation 4-5-4 fiscal calendar and is expected to provide for more consistent quarter-to-quarter comparisons, is effective for our 2015 fiscal year.  Our 2015 fiscal year began on February 2, 2014, and will end January 31, 2015, resulting in a transition period, that began January 1, 2014, and ended February 1, 2014, our 2014 fiscal year.  This Form 10-Q includes the unaudited results for the 13 weeks ended May 3, 2014, the three months ended April 30, 2013 and the transition period ended February 1, 2014.  We have also included selected unaudited results for the period from January 1, 2013 through January 31, 2013 for comparative purposes in Note 10.  The audited results for the transition period ended February 1, 2014, will be included separately in the Company’s Annual Report on Form 10-K for the fiscal year ending January 31, 2015.  Prior period information has been recast to the month end dates that most closely align with the new fiscal calendar.  The prior period financial statements have not been recast on a 4-5-4 calendar basis, because it was not practicable to do so.

Executive Summary

Overall, our first quarter performance was challenged by a  weak industry-wide consumer electronics environment and a soft mobility market. In particular, our mobility business was weak due to (1) low consumer interest in the current postpaid and prepaid handset offerings, (2) aggressive price competition on these products and (3) intense wireless carrier promotional activities to incentivize customers to switch networks along with new handset financing programs offered by the wireless carriers that were initially only available in the wireless carrier’s stores.  Weak sales in mobility led to a decline in average ticket, which combined with weak traffic trends led to our disappointing comparable store sales decline of 13.8%.

In addition, while we believe that we are making progress on each of the five pillars of our previously announced turnaround plan, this progress has not yet positively impacted our financial performance.  For example, our stores have not yet benefited from the changes we anticipate in our assortment including new categories, new products and a larger penetration of high-margin private brand products.

We are focused on the five pillars of our turnaround plan and executing the strategic initiatives supporting each pillar:

•	Reposition the brand
•	Revamp the product assortment
•	Reinvigorate the store experience
•	Operational efficiency
•	Financial flexibility

We anticipate that the implementation of these strategic initiatives will continue well into fiscal 2015.

RESULTS OF OPERATIONS

RadioShack Retail Outlets

The table below shows our retail locations allocated among U.S. and Mexico company-operated stores and dealer and other outlets at the following dates:

	May 3,	Feb. 1,	Dec. 31,	Oct. 31	July 31,	April 30,
	2014	2014	2013	2013	2013	2013
U.S. RadioShack company-operated stores (1)	4,250	4,272	4,297	4,299	4,308	4,324
Mexico RadioShack company-operated stores	258	271	274	273	274	270
Dealers and other outlets	912	938	948	966	983	986
Total number of retail locations	5,420	5,481	5,519	5,538	5,565	5,580

(1)	We closed 22 stores in fiscal 2015 after we decided not to renew their leases.

The following table contains results of operations data for the 13 week period ended May 3, 2014, the three month period ended April 30, 2013, the transition period ended February 1, 2014 and the one month ended January 31, 2013:

	13 Weeks Ended	Three Months Ended	Transition Period Ended	Month Ended
	May 3,	April 30,	February 1,	January 31,
(In millions)	2014	2013	2014	2013
Net sales	$736.7	$848.4	$227.0	$259.6
Cost of goods sold	468.0	507.5	139.2	158.1
% of net sales	63.5%	59.8%	61.3%	60.9%
Gross profit	268.7	340.9	87.8	101.5
% of net sales	36.5%	40.2%	38.7%	39.1%
Selling, general and administrative	335.9	333.7	115.9	113.9
% of net sales	45.6%	39.3%	51.1%	43.9%
Depreciation and amortization	13.0	16.1	4.3	5.6
% of net sales	1.8%	1.9%	1.9%	2.2%
Impairments of long-lived assets	0.8	1.4	0.5	--
% of net sales	0.1%	0.2%	0.2%	--
Operating loss	(81.0)	(10.3)	(32.9)	(18.0)
% of net sales	(11.0%)	(1.2%)	(14.5%)	(6.9%)
Net interest expense	15.9	14.3	5.9	5.0
% of net sales	2.2%	1.7%	2.6%	1.9%
Other (income) expense	--	0.3	--	--
% of net sales	--	0.0%	--	--
Loss before income taxes	(96.9)	(24.9)	(38.8)	(23.0)
% of net sales	(13.2%)	(2.9%)	(17.1%)	(8.9%)
Income tax expense (benefit)	1.4	(1.6)	(1.1)	0.8
% of net sales	0.2%	(0.2%)	(0.5%)	0.3%
Discontinued operations	-	(4.7)	-	(2.7)
Net loss	$(98.3)	$(28.0)	$(37.7)	$(26.5)
% of net sales	(13.3%)	(3.3%)	(16.6%)	(10.2%)

13 Weeks Ended May 3, 2014 and Three Months Ended April 30, 2013

Net Sales and Operating Revenues:

Consolidated net sales and operating revenues are as follows:

	13 Weeks Ended	Three Months Ended
	May 3,	April 30,
(In millions)	2014	2013

U.S. RadioShack company-operated stores	$674.1	$776.2
Other	62.6	72.2
Consolidated net sales and operating revenues	$736.7	$848.4

Consolidated net sales and operating revenues decrease	(13.2%)

Comparable store sales (1) decrease	(13.8%)

(1)

Comparable store sales include the sales of U.S. and Mexico RadioShack company-operated stores with more than 12 full months of recorded sales. Sales from discontinued operations have been excluded from these calculations.  These results have been prepared using the new fiscal calendar.

U.S. RadioShack Company-Operated Stores Segment.  U.S. RadioShack company-operated store sales for the 13 weeks ended May 3, 2014 decreased $102.1 million, or 13.2%,  when compared with the three months ended April 30, 2013. The decrease in sales was primarily driven by decreased sales in both our mobility and retail platforms. Additionally, we operated 74 fewer stores at May 3, 2014, than we did at April 30, 2013, which contributed to a decrease in consolidated sales and affected the sales results for each platform discussed below.

Mobility Platform:  Sales in our mobility platform decreased 19.0%  to $360.0 million for the 13 weeks ended May 3, 2014, when compared with $444.3 million for the 13 weeks ended May 4, 2013. This sales decrease was primarily driven by decreased sales in our postpaid wireless business due to intense wireless carrier promotional activities to incentivize customers to switch networks along with new handset financing programs offered by the wireless carriers that were initially only available in the wireless carriers’ stores.  Comparable store sales in this platform decreased 18.6% for the 13 weeks ended May 3, 2014, when compared with the comparable prior period.

Retail Platform:  Sales in our retail platform decreased 9.4% to $314.2 million for the 13 weeks ended May 3, 2014, compared with $346.8 million for the 13 weeks ended May 4, 2013. Sales were negatively affected by decreased sales in most categories including batteries and chargers, memory players, voice over internet devices and home networking, which were partially positively offset by increased sales of music accessories, portable speakers and wellness. Comparable store sales in this platform decreased 8.2% for the 13 weeks ended May 3, 2014, when compared with the comparable prior period.

Other Sales.    Amounts in other sales reflect our business activities that are not separately reportable, including sales to our independent dealers and franchises, sales generated by our Mexican subsidiary and our www.radioshack.com website, sales to commercial customers and sales to other third parties through our global sourcing operations. Other sales decreased $9.6 million, or 13.3%, for the 13 weeks ended May 3, 2014 when compared with the three months ended April 30, 2013. These decreases were primarily driven by sales decreases to our independent dealers, franchises and our Mexican subsidiary.  Additionally, we had 74 fewer independent dealers at May 3, 2014, than we did at April 30, 2013, which contributed to the decrease.

Gross Profit.  Consolidated gross profit decreased $72.2 million, or 21.2%, for the 13 weeks ended May 3, 2014, when compared with the three months ended April 30, 2013.  Our consolidated gross margin rate for the 13 weeks ended May 3, 2014 decreased by 3.7 percentage points when compared with the three months ended April 30, 2013.  The decline in gross profit and gross margin rate was primarily driven by aggressive price competition in our current postpaid and prepaid handset offerings.

Selling, General and Administrative Expense.  Consolidated SG&A expense increased $2.2 million for the 13 weeks ended May 3, 2014, when compared with the three months ended April 30, 2013, which was driven by increased advertising and professional fees, offset by decreases in compensation and store support expenses. This represents a 6.3 percentage point increase as a percentage of net sales and operating revenues for the 13 weeks ended May 3, 2014,  which was driven by declining sales volumes period over period.  The three months ended April 30, 2013 included a gain on the sale of a building of $2.4 million.

Depreciation and Amortization.  Depreciation and amortization from continuing operations, including amounts recorded in cost of products sold, was $13.0 million for the 13 weeks ended May 3, 2014, compared with $16.1 million for the three months ended April 30, 2013.

Impairment of Long-lived Assets.  Impairments of long-lived assets held and used in certain stores were $0.8 million for the 13 weeks ended May 3, 2014, compared with $1.4 million for the three months ended April 30, 2013.

Net Interest Expense.  Consolidated net interest expense, which is interest expense net of interest income, was $15.9 million for the 13 weeks ended May 3, 2014, compared with $14.3 million for the three months ended April 30, 2013.

Interest expense increased $1.9 million for the 13 weeks ended May 3, 2014, compared with the three months ended April 30, 2013. This change was primarily driven by a higher interest rate on our term loan due in December 2018.

Income Tax Expense.  The income tax provision for each period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are recorded in the period in which they occur. Our effective tax rate was a negative 1.4% for the 13 weeks ended May 3, 2014, compared with 6.4% for the three months ended April 30, 2013.

For the 13 weeks ended May 3, 2014, we continued to provide a valuation allowance against all of our U.S. federal and state deferred tax assets. As a result, we did not record any U.S. federal or state income tax benefit related to our operating losses for the 13 weeks ended May 3, 2014. We continue to provide a valuation allowance against all of the deferred tax assets of our Mexican subsidiary. We continue to recognize income tax expense or benefit related to our other foreign operations and interest accrued on our liabilities for uncertain tax positions. In addition, we continue to recognize income tax expense in certain state jurisdictions.

The effective tax rate for the three months ended April 30, 2013 was affected by the recognition of previously unrecognized tax benefits of $2.5 million due to the settlement of state income tax matters during the period.

Our federal and certain state net operating losses and federal general business credit carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code if significant ownership changes occur.

Discontinued Operations.  We ceased operating all of our Target Mobile centers prior to March 31, 2013. The income (loss) before income taxes for these discontinued operations was zero for the 13 weeks ended May 3, 2014, compared with a loss of $4.6 million for the three months ended April 30, 2013.

Transition Period Ended February 1, 2014 and Month Ended January 31, 2013

Net Sales and Operating Revenue:

Consolidated net sales and operating revenues are as follows:

	Transition Period Ended	Month Ended
	February 1,	January 31,
(In millions)	2014	2013

U.S. RadioShack company-operated stores	$203.3	$229.0
Other	23.7	30.6
Consolidated net sales and operating revenues	$227.0	$259.6

Consolidated net sales and operating revenues	(12.6%)

Comparable store sales (1) decrease	(17.8%)

(1)

Comparable store sales include the sales of U.S. and Mexico RadioShack company-operated stores with more than 12 full months of recorded sales. Sales from discontinued operations have been excluded from these calculations.  These results have been prepared using the new fiscal calendar.

U.S. RadioShack Company-Operated Stores Segment.  U.S. RadioShack company-operated store sales for the transition period ended February 1, 2014, decreased $25.7 million, or 11.2%,  when compared with the month ended January 31, 2013. These decreases in sales were primarily driven by decreased sales in our mobility and retail platforms. Additionally, we operated 94 fewer stores at February 1, 2014 than we did at January 31, 2013, which contributed to a decrease in consolidated sales and affected the sales results for each platform discussed below.

Mobility Platform:  Sales in our mobility platform decreased 15.7% to $97.4 million for the transition period ended February 1, 2014, when compared with $115.5 million for the month ended January 31, 2013. These decreases were primarily driven by decreased sales in our postpaid wireless business due to intense wireless carrier promotional activities to incentivize customers to switch networks along with new handset financing programs offered by the wireless carriers that were initially only available in the wireless carriers’ stores.  Comparable store sales in this platform decreased 22.6% for the transition period ended February 1, 2014, when compared with the comparable prior period.

Retail Platform:  Sales in our retail platform decreased 8.7% to $101.6 million for the period ended February 1, 2014, compared with $111.3 million for the month ended January 31, 2013. Sales were negatively affected by decreased sales in most categories including batteries and chargers, voice over internet devices and home networking, which were positively offset by increased sales of music accessories, portable speakers and wellness.   Comparable store sales in this platform decreased 13.4% for the transition period ended February 1, 2014, when compared with the comparable prior period.

Other Sales.  Amounts in other sales reflect our business activities that are not separately reportable, including sales to our independent dealers and franchises, sales generated by our Mexican subsidiary and our www.radioshack.com website, sales to commercial customers and sales to other third parties through our global sourcing operations. Other sales decreased $6.9 million, or 22.5%, for the transition period ended February 1, 2014, when compared with the month ended January 31, 2013. These decreases were primarily driven by sales decreases to our independent dealers, franchises and our Mexican subsidiary. Additionally, we had 69 fewer independent dealers at February 1, 2014, than we did at January 31, 2013, which contributed to the decrease.

Gross Profit.  Consolidated gross profit decreased $13.7 million, or 13.5%, for the transition period ended February 1, 2014, when compared with the month ended January 31, 2013.  Our consolidated gross margin rate for the transition period ended February 1, 2014, decreased by 0.4 percentage points when compared with the month ended January 31, 2013.  The decline in gross profit and gross margin rate was primarily driven by aggressive price competition in our current postpaid and prepaid handset offerings.

Selling, General and Administrative Expense.  Consolidated SG&A expense increased $2.0 million, or 1.8%, for the transition period ended February 1, 2014, when compared with the month ended January 31, 2013, which was driven by increased professional fees. This represents a 7.2 percentage point increase as a percentage of net sales and operating revenues for the transition period ended February 1, 2014,  which was driven by declining sales volumes period over period.  The month ended January 31, 2013, included a receipt of $5.3 million from a non-merchandise vendor as settlement of a dispute.

Depreciation and Amortization. Depreciation and amortization from continuing operations, including amounts recorded in cost of products sold, was $4.3 million for the transition period ended February 1, 2014, compared with $5.6 million for the month ended January 31, 2013.

Impairment of Long-lived Assets.  Impairments of long-lived assets held and used in certain stores were $0.5 million for the transition period ended February 1, 2014, compared with zero for the month ended January 31, 2013.

Net Interest Expense.  Consolidated net interest expense, which is interest expense net of interest income, was $5.9 million for the transition period ended February 1, 2014, compared with $5.0 million for the month ended January 31, 2013.

Interest expense increased $0.9 million for the transition period ended February 1, 2014, compared with the month ended January 31, 2013. This change was primarily driven by a higher interest rate on our term loan due in December 2018.

Income Tax Expense.  Our effective tax rate was 2.8% for the transition period ended February 1, 2014, compared with a negative 3.5% for the month ended January 31, 2013.

The effective tax rate for the transition period ended February 1, 2014, was affected by an anticipated refund of state income taxes to correct an error related to a $1.6 million overpayment of prior year’s alternative minimum taxes partially offset by income tax expense related to uncertain tax positions.  The overpayment was not material to the transition period or any prior period.

For the transition period ended February 1, 2014, we continued to provide a valuation allowance against all of our U.S. federal and state deferred tax assets. As a result, we did not record any U.S. federal or state income tax benefit related to our operating loss for the transition period ended February 1, 2014. We continue to provide a valuation allowance against all of the deferred tax assets of our Mexican subsidiary. We continue to recognize income tax expense or benefit related to our other foreign operations and interest accrued on our liabilities for uncertain tax positions. In addition, we continue to recognize income tax expense in certain state jurisdictions.

Our federal and certain state net operating losses and federal general business credit carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code if significant ownership changes occur.

Discontinued Operations.  We ceased operating all of our Target Mobile centers prior to March 31, 2013. The income (loss) before income taxes for these discontinued operations was zero for the transition period ended February 1, 2014, compared with a loss of $2.6 million for the month ended January 31, 2013.

STORE CLOSURE PROGRAM

In March 2014, we announced we would seek consent from our lenders under the 2018 Credit Agreement and 2018 Term Loan to pursue a program to close up to 1,100 stores. In May 2014, we announced that the terms on which the lenders were then willing to provide this consent were not acceptable to us. We may continue to have discussions with our lenders regarding the possible closure of a substantial number of stores, although there can be no assurance that we will be able to obtain lender consent on acceptable terms.   In the interim, we are continuing with a plan to close fewer stores and pursuing other cost reduction measures permitted under the existing terms of the 2018 Credit Agreement and 2018 Term Loan.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 – “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Operating Activities: Cash used in operating activities for the 13 weeks ended May 3, 2014, was $37.8 million, compared with cash provided of $76.9 million for the three months ended April 30, 2013.  Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and changes in working capital components. Net income plus non-cash adjustments to net income was a  loss of  $76.6 million for the 13 weeks ended May 3, 2014, compared with a loss of  $1.2 million for the three months ended April 30, 2013. Cash provided by working capital components was $38.8 million for the 13 weeks ended May 3, 2014, compared with $78.1 million for the three months ended April 30, 2013. The decrease in net income plus non-cash adjustments was primarily driven by our increased net loss for the 13 weeks ended May 3, 2014, when compared with the three months ended April 30, 2013.  The decrease in our cash provided by working capital components was a result of an increase in accounts receivable for the 13 weeks ended May 3, 2014, when compared with a decrease to accounts receivable for the three months ended April 30, 2013.  Net income plus non-cash adjustments to net income for the transition period ended February 1, 2014 was a loss of $31.2 million.  Cash used in working capital components for the transition period ended February 1, 2014 was $90.6 million and was primarily driven by lower accounts payable partially offset by lower accounts receivable.

Investing Activities: Net cash used in investing activities was $10 million for the 13 weeks ended May 3, 2014, compared with $4.4 million for the three months ended April 30, 2013. This increase was primarily driven by the timing of increased capital expenditures for the 13 weeks ended May 3, 2014 compared to the three months ended April 30, 2013. See “Cash Requirements” below in this MD&A regarding our restricted cash and capital expenditures.  Net cash provided by investing activities for the transition period ended February 1, 2014 was $51.6 million.

Financing Activities: Cash used in financing activities was zero for the 13 weeks ended May 3, 2014, compared with $73.1 million for the three months ended April 30, 2013. This decrease was primarily driven by the repayments of long-term debt in the three months ended April 30, 2013.

SOURCES OF LIQUIDITY

As of May 3, 2014, we had $61.8 million of cash and cash equivalents. Additionally, at May 3, 2014, we had $361.9 million of availability under our 2018 Credit Facility.

Our 2018 Credit Facility matures in December 2018 and provides for an asset-based revolving credit line of $535 million, subject to a borrowing base, which was $429.7 million at May 3, 2014 and a $50 million asset-based term loan. The 2018 Credit Agreement is secured by a lien on substantially all of our assets, including a first priority lien on current assets and  a second priority lien on fixed assets, intellectual property and the equity interests of our direct and indirect subsidiaries.

The availability of credit under our 2018 Credit Facility is limited at any time to the lesser of $535 million and the amount of the revolving borrowing base at such time, in each case, less the principal amount of loans and letters of credit then-outstanding under our 2018 Credit Facility. The revolving borrowing base is based on percentages of eligible accounts receivable and eligible inventory and is subject to certain reserves. In addition, the revolving borrowing base is reduced by a minimum availability block equal to approximately 10% of the revolving borrowing base. The borrowing capacity is reduced by $35 million if the revolving borrowing base is less than $150 million.

If at any time the outstanding revolving borrowings and term loans under our 2018 Credit Facility exceed the revolving borrowing base, we will be required to repay an amount equal to such excess. If we or any of our subsidiaries that are guarantors of our obligations under the 2018 Credit Agreement sell assets on which the lenders under the 2018 Credit Agreement have a first priority lien (other than sales of inventory in the ordinary course of business), we must use the net proceeds from the sale to repay amounts outstanding under the 2018 Credit Agreement.

As of May 3, 2014, our maximum availability for revolving borrowings under the 2018 Credit Facility was $429.7 million. As of May 3, 2014, no revolving borrowings had been made under the facility and letters of credit totaling $67.8 million had been issued, resulting in $361.9 million of remaining availability for revolving borrowings under our 2018 Credit Facility.  The letters of credit consisted of $38.6 million pledged as collateral for standby letters of credit issued to our casualty insurance providers, $15.0 million related to depository requirements, $13.2 million related to merchandise vendors and $1.0 million of miscellaneous.

Subsequent to May 3, 2014, we had outstanding borrowings of $35.0 million  under our 2018 Credit Facility.  We expect to further utilize our 2018 Credit Facility during the remainder of the year.

Refer to Note 5 – “Indebtedness and Borrowing Facilities” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding our 2018 Credit Facility.

We continually assess our liquidity and capital structure and evaluate strategic capital initiatives. These may include, but are not limited to, new debt issuances; debt refinancing or modifications of existing debt, such as the amount of debt outstanding, the types of debt issued and the maturity dates of the debt. These alternatives, if implemented, could materially affect our capital structure, debt ratios and cash balances.

Cash Requirements

Long-term debt: There have been no significant changes to our long-term debt since December 31, 2013. Refer to Note 5 – “Indebtedness and Borrowing Facilities” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, for information regarding our long-term debt.

Capital Expenditures: We currently estimate that our capital expenditures for the year ended January 31, 2015, will be approximately $50 million. U.S. RadioShack company-operated store remodels and relocations and information systems projects will account for the majority of these anticipated capital expenditures. Cash and cash equivalents and cash generated from operating activities, if any, will be used to fund these capital expenditures. Additionally, our 2018 Credit Facility could be utilized to fund capital expenditures.

Restricted Cash: Restricted cash totaled $6.2 million at May 3, 2014 and $66.0 million at December 31, 2013, and is included in other current assets in our Consolidated Balance Sheets. At December 31, 2013, this cash was pledged as collateral for standby and trade letters of credit. We were required to pledge this cash as collateral in connection with the closing of our 2018 Credit Agreement. Subsequent to December 31, 2013, we have withdrawn this cash.

Contractual Obligations: There have been no significant changes to our contractual obligations and commercial commitments outside the ordinary course of business since December 31, 2013. Refer to our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information regarding our contractual obligations and commercial commitments.

Liquidity Outlook

As of May 3, 2014, we had $61.8 million in cash and cash equivalents. Additionally, we had availability under our 2018 Credit Facility of $361.9 million as of May 3, 2014. This resulted in a total liquidity position of $423.7 million at May 3, 2014.

We have experienced losses for the past two years that continued into the first quarter of fiscal 2015, primarily attributed to a prolonged downturn in our business, which continues to impact our overall liquidity. In response to our liquidity needs and to continue execution of our strategic turnaround plan, we entered into the 2018 Credit Agreement in December 2013. We believe that this will provide the financial flexibility to improve operating results and provide sufficient liquidity to meet our obligations for the next 12 months.

During fiscal 2015, we will continue our efforts to execute our strategic turnaround plan, which is designed to improve our operating results and control costs through operational efficiency.  We have made investments in marketing to reposition our brand and are implementing plans to improve our product assortment through new categories, brands, products, private brand innovation, handset installment plans related to our mobility business and strategic partnering.  In addition to these initiatives to improve operating results, we are controlling costs through operational efficiencies such as optimizing our labor costs, centralizing our merchandise sourcing decisions, implementing new technologies which we believe will create efficiencies for our store associates and support our mobility business, closing under-performing stores and store rent reductions.  We will be tightly managing our cash and monitoring our liquidity position and have implemented a number of initiatives to conserve our liquidity position.

Our ability to maintain sufficient liquidity for the next 12 months to fund our operations and execute our strategic turnaround plan is contingent on improving the current trend in our operating results.  This plan anticipates that sales and gross margins will improve over the next 12 months in the mobility and retail areas of our business due to the initiatives detailed above.  There are risks due to consumer acceptance of our efforts to reposition the brand, revamp the product assortment and reinvigorate our store experience as well as the competitive nature of the consumer electronics industry.  If the current trend in our operating results continues or further declines, we will be required to borrow additional amounts under our 2018 Credit Agreement, make further reductions in capital expenditures and make additional reductions in our operating cost structure, including in our employee headcount, marketing and rent.  Other actions to improve liquidity could include seeking to raise additional capital, reducing inventory levels, selling nonproductive assets or selling one or more subsidiaries.  Some of the actions we may elect to take if trends do not improve may require lender consent under our 2018 Credit Agreement.

Many of the aspects of the strategic turnaround plan and initiatives to conserve our liquidity position involve management’s judgments and estimates that include factors that could be beyond our control and actual results could differ from our estimates. These and other factors could cause the strategic turnaround plan and the initiatives to conserve our liquidity position to be unsuccessful which could have a material adverse effect on our operating results, financial condition and liquidity.

Capitalization

The following table sets forth information about our capitalization on the dates indicated:

	May 3,		February 1,		December 31,
	2014		2014		2013
(In millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent

Current maturities of long-term debt	$1.1	0.2%	$1.1	0.1%	$1.1	0.1%
Long-term debt, excluding current
maturities	613.4	89.2	613.0	78.3	613.0	74.7
Total debt	614.5	89.4	614.1	78.4	614.1	74.8
Stockholders' equity	72.6	10.6	168.7	21.6	206.4	25.2
Total capitalization	$687.1	100.0%	$782.8	100.0%	$820.5	100.0%

OFF-BALANCE SHEET ARRANGEMENTS

Other than our operating leases, we do not have any off-balance sheet financing arrangements, transactions, or special purpose entities. Refer to Note 14 – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, for information regarding our operating leases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not significantly changed since December 31, 2013. Refer to our Annual Report on Form 10-K for the year ended December 31, 2013, for a discussion of our critical accounting policies and estimates.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Matters discussed in MD&A and in other parts of this report include forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are statements that are not historical and may be identified by the use of words such as “expect,” “anticipate,” “believe,” “estimate,” “potential” or similar words. These matters include statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013. Management cautions that forward-looking statements are not guarantees and our actual results could differ materially from those expressed or implied in the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to interest rate or market risk since December 31, 2013. See Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in our Form 10-K for the year ended December 31, 2013, for further discussion.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established a system of disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) designed to ensure that information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer (Chief Executive Officer) and our principal financial officer (Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, including our principal executive officer and principal financial officer. Based upon that evaluation, management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 6. EXHIBITS

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this Quarterly Report on Form 10-Q is set forth in the Index to Exhibits on page 31.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J
RADIOSHACK CORPORATION

June 10, 2014	By:	/s/ John W. Feray
John W. Feray
Executive Vice President - Chief Financial Officer
(principal financial officer)

June 10, 2014	By:	/s/ William R. Russum
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
10.1 31(a) (2)

Form of Retention Agreement (filed as Exhibit 99.1 to RadioShack’s Form 8-K filed on March 5, 2014, and incorporated herein by reference).

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