Form 10-Q
period 2014-08-02
RADIOSHACK CORP
filed 2014-09-11
CIK 96289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended August 2, 2014

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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on August 31, 2014, was 100,687,856.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RADIOSHACK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	13 Weeks Ended	Three Months Ended	26 Weeks Ended	Six Months Ended
	August 2,	July 31,	August 2,	July 31,
(In millions, except per share amounts)	2014	2013	2014	2013
Net sales and operating revenues	$673.8	$861.4	$1,410.5	$1,709.8
Cost of products sold (includes depreciation amounts of $2.4 million,
$2.1 million, $4.9 million, and $4.4 million, respectively)	436.2	559.9	904.2	1,067.4
Gross profit	237.6	301.5	506.3	642.4

Operating expenses:
Selling, general and administrative	323.6	334.4	659.5	668.1
Depreciation and amortization	12.8	15.4	25.8	31.5
Impairment of long-lived assets and goodwill	20.6	2.8	21.4	4.2
Total operating expenses	357.0	352.6	706.7	703.8

Operating loss	(119.4)	(51.1)	(200.4)	(61.4)

Interest income	0.3	0.3	1.0	0.7
Interest expense	(16.9)	(14.0)	(33.5)	(28.7)
Other loss	—	—	—	(0.3)

Loss from continuing operations before income taxes	(136.0)	(64.8)	(232.9)	(89.7)
Income tax expense (benefit)	1.4	(13.4)	2.8	(15.0)

Loss from continuing operations	(137.4)	(51.4)	(235.7)	(74.7)
Discontinued operations, net of income taxes	—	(0.8)	—	(5.5)

Net loss	$(137.4)	$(52.2)	$(235.7)	$(80.2)

Basic and diluted net loss per share:
Loss per share from continuing operations	$(1.35)	$(0.51)	$(2.31)	$(0.74)
Loss per share from discontinued operations	—	--	—	(0.05)
Net loss per share	$(1.35)	$(0.51)	$(2.31)	$(0.79)

Shares used in computing net loss per share:

Basic and diluted	101.9	100.7	101.9	100.7

Comprehensive loss	$(137.5)	$(56.2)	$(235.2)	$(79.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

	August 2,	February 1,	December 31,
(In millions, except share amounts)	2014	2014	2013
Assets
Current assets:
Cash and cash equivalents	$30.5	$109.6	$179.8
Accounts and notes receivable, net	159.7	154.1	211.9
Inventories	673.4	807.8	802.3
Other current assets	66.3	80.1	139.0
Total current assets	929.9	1,151.6	1,333.0

Property, plant and equipment, net	172.2	186.3	187.2
Other assets, net	47.1	72.7	71.0
Total assets	$1,149.2	$1,410.6	$1,591.2

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$1.1	$1.1	$1.1
Accounts payable	153.3	234.7	376.4
Accrued expenses and other current liabilities	216.3	206.4	207.1
Total current liabilities	370.7	442.2	584.6

Long-term debt, excluding current maturities	656.9	613.0	613.0
Other non-current liabilities	184.6	186.7	187.2
Total liabilities	1,212.2	1,241.9	1,384.8

Commitments and contingencies (See Note 9)

Stockholders’ (deficit) equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	—	—	—
Common stock, $1 par value, 650,000,000 shares authorized;
146,033,000 shares issued	146.0	146.0	146.0
Additional paid-in capital	116.8	122.9	123.6
Retained earnings	687.3	923.0	960.6
Treasury stock, at cost; 45,352,000, 45,686,000,
and 45,735,000 shares, respectively	(1,006.8)	(1,016.4)	(1,017.7)
Accumulated other comprehensive loss	(6.3)	(6.8)	(6.1)
Total stockholders’ (deficit) equity	(63.0)	168.7	206.4
Total liabilities and stockholders’ (deficit) equity	$1,149.2	$1,410.6	$1,591.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

	26 Weeks Ended	Six Months Ended
	August 2,	July 31,
(In millions)	2014	2013
Cash flows from operating activities:
Net loss	$(235.7)	$(80.2)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	30.7	36.7
Deferred income taxes	—	(0.4)
Amortization of discounts on long-term debt	0.9	5.9
Impairment of long-lived assets and goodwill	21.4	4.2
Stock-based compensation	4.5	4.9
Provision for credit losses and bad debts	0.5	0.1
Other non-cash items	5.6	2.0
Changes in assets and liabilities:
Accounts and notes receivable	(5.2)	138.3
Inventories	134.6	153.0
Other current assets	10.7	1.6
Accounts payable	(109.8)	(92.1)
Accrued expenses and other	10.2	(15.9)
Income taxes	—	0.4
Net change in liability for unrecognized tax benefits and accrued interest	1.9	(16.5)
Other	4.7	(6.1)
Net cash (used in) provided by operating activities	(125.0)	135.9

Cash flows from investing activities:
Additions to property, plant and equipment	(28.3)	(16.6)
Proceeds from sale of property, plant and equipment	—	6.5
Changes in restricted cash	2.9	(5.6)
Net cash used in investing activities	(25.4)	(15.7)

Cash flows from financing activities:
Repayment of principal on convertible debt	—	(72.5)
Proceeds from issuance of long-term debt	136.5	—
Repayments of long-term debt	(93.5)	—
Changes in cash overdrafts	28.3	(11.0)
Net cash provided by (used in) financing activities	71.3	(83.5)

Net (decrease) increase in cash and cash equivalents	(79.1)	36.7
Cash and cash equivalents, beginning of period	109.6	403.2
Cash and cash equivalents, end of period	$30.5	$439.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

In November 2013, our Board of Directors approved a change in our fiscal year end from December 31 to the Saturday nearest January 31 of each year. The change, which aligns our reporting cycle with the National Retail Federation 4-5-4 fiscal calendar and is expected to provide for more consistent quarter-to-quarter comparisons, is effective for our 2015 fiscal year. Our 2015 fiscal year began on February 2, 2014, and will end January 31, 2015, resulting in a transition period, that began January 1, 2014, and ended February 1, 2014, our 2014 fiscal year. This Form 10-Q includes the unaudited results for the 13 weeks and 26 weeks ended August 2, 2014,  and the three and six months ended July 31, 2013. Prior period information has been recast to the month end dates that most closely align with the new fiscal calendar. The prior period financial statements have not been recast on a 4-5-4 calendar basis, because it was impractical.

Throughout this report, the terms “our,” “we,” “us,” “Company,” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We prepared the accompanying unaudited condensed consolidated financial statements, which include the accounts of RadioShack and all majority-owned domestic and foreign subsidiaries, in accordance with the rules of the Securities and Exchange Commission. Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the 13 weeks and 26 weeks ended August 2, 2014,  and the three and six months ended July 31, 2013, do not necessarily indicate the results you might expect for the full year. For further information, refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. We have reclassified certain prior period amounts to conform to the current period presentation.

LIQUIDITY

We have experienced losses for the past two years that continued to accelerate into the second quarter of fiscal 2015, primarily attributed to a prolonged downturn in our business. Our ability to generate cash from operations depends in large part on the level of demand for our products and services. We continue to face an uncertain business environment and face a number of fundamental challenges in our mobility business due to consumer interest in handsets available in the market today, aggressive price competition on these products and intense wireless carrier marketing activities. Our retail business also faces the challenge of revamping our product assortment to anticipate and meet our customers’ needs and wants to produce profitable operating margins. We believe these challenging market conditions will continue for the third quarter and possibly the balance of the year.

Given our negative cash flows from operations and in order to meet our expected cash needs for the next twelve months and over the longer term, we will be required to obtain additional liquidity sources, consolidate our store base and possibly restructure our debt and other obligations. We are exploring alternatives and are engaged in discussions with third parties as well as our key financial stakeholders, including our existing lenders, bondholders, shareholders and landlords, in an effort to create a long-term solution. Alternatives include the sale of the company, partnership through a recapitalization and investment agreement, as well as both in and out-of-court restructuring. We presently anticipate announcing a recapitalization alternative, in the near term, which may be our most likely course of action, but we are continuing to evaluate all of our alternatives to restructure existing debt terms and other arrangements to provide additional liquidity. There can be no assurance that we will be able to successfully implement a long-term solution.

If acceptable terms of a sale or partnership or out-of court restructuring cannot be accomplished, we may not have enough cash and working capital to fund our operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. As a result, we may be required to seek to implement an in-court proceeding under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”). If we commence a voluntary Chapter 11 bankruptcy case, we will attempt to arrange a “pre-packaged” or “pre-arranged” bankruptcy filing. In a “pre-packaged bankruptcy”, we would make arrangements with new and existing creditors for additional liquidity facilities and the restructuring of our existing debt terms, before presenting these arrangements to the bankruptcy court for approval. In the absence of a “pre-packaged” bankruptcy, we would consider a “pre-arranged” bankruptcy filing, in which we would reach agreement on the material terms of a plan of reorganization with key creditors prior to the commencement of the bankruptcy case. An in-court restructuring proceeding would cause a default on our debt with our current lenders.

We anticipate that in the near term we will seek to pursue one of the alternatives described above which may include a restructuring of existing debt terms and other arrangements to provide additional liquidity. As part of the various alternatives, we may begin a program to close a number of underperforming stores and other measures to make reductions in our cost structure. However, the actual number of store closures could vary considerably depending on the specific restructuring alternative implemented. Absent an agreed upon restructuring plan, the store closure program would require consent from our lenders.

There can be no assurance that any of these efforts will be successful. Each of the foregoing alternatives may have materially adverse effects on our business and on the market price of our securities. In the event the restructuring alternatives described above are not achievable, we would likely be required to liquidate under Chapter 7 of the Bankruptcy Code.

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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-12.

In August 2014, the FABS issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15.

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

Net sales and operating revenues related to these discontinued operations were zero for the 13 weeks and 26 weeks ended August 2, 2014,  compared with $0.6 million and $46.6 million for the three and six months ended July 31, 2013.  The income (loss) before income taxes for these discontinued operations was zero for the 13 weeks and 26 weeks ended August 2, 2014, compared with losses of $0.6 million and $5.2 million for the three and six months ended July 31, 2013.

NOTE 4 – IMPAIRMENT AND RESTRUCTURING

Impairment. As discussed in Note 1 – “Basis of Presentation – Liquidity,” we have experienced losses for the past two years that continued into the second quarter of fiscal 2015, primarily attributed to a prolonged downturn in our business, which continues to impact our overall liquidity.  Also, during the 13 weeks ended August 2, 2014,  we were notified by the New York Stock Exchange (“NYSE”) that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price for continued listing on the NYSE. See Note 9 – “Commitments and Contingencies” for further discussion. Together, we believe these circumstances are triggering events and require an evaluation of our long-lived assets.

We evaluated our goodwill balance,  with the goodwill assigned to our Mexican subsidiary being the primary component.

In step 1 of the two-step impairment test, we compared the carrying amount, including assigned goodwill, to the fair value of our Mexican subsidiary. We estimated fair value by equally weighting the results from the income approach and market approach. The significant assumptions employed in determining fair value included, but were not limited to, projected financial information, growth rates, terminal value, discount rates, and multiples from publicly traded companies that are comparable to our Mexican subsidiary. Due to the less than anticipated operating results of the U.S. operations, we  prepared a multi-year projection based upon updated assumptions, which included a reduction in planned expansion. The result of these assumptions was a significant reduction in sales and gross profits in our multi-year projection which was the primary factor determining that the fair value of our Mexican subsidiary was less than the carrying amount. As a result, step 2 of the two-step impairment test was required in order to measure the amount of goodwill impairment, if any.

In step 2, the fair value measured in step 1 of our Mexican subsidiary was allocated to its assets and liabilities to determine the implied fair value of the goodwill, if any. We calculated the implied fair value of our Mexican subsidiary’s goodwill to be zero compared to its carrying value of $12.3 million, resulting in an impairment charge of $12.3 million. The impairment charges were recorded in the 13 weeks ended August 2, 2014, in the “Impairment of long-lived assets and goodwill” line within our Condensed Consolidated Statements of Comprehensive Income.

Restructuring. As described in Note 1 – “Basis of Presentation”, in order to meet our expected cash needs for the next twelve months and over the longer term, we will be required to obtain additional liquidity sources, consolidate our store base and possibly restructure our debt and other obligations. We are exploring alternatives and are engaged in discussions with third parties as well as our key financial stakeholders, including our existing lenders, bondholders, shareholders and landlords in an effort to create a long-term solution. Alternatives include the sale of the company, partnership through a recapitalization and investment agreement, as well as both in and out-of-court restructuring.  There can be no assurance that we will be able to successfully implement a long-term solution.

We presently anticipate announcing a recapitalization alternative, in the near term, which may be our most likely course of action and have estimated the restructuring costs under this alternative. There is no assurance this alternative will be achieved and other alternatives could result in materially higher restructuring costs. Estimated store closure costs of $5.7 million relate to the impairment of store leasehold improvements and fixtures. In step 1 of the impairment test, we compared the carrying amount of the underperforming stores to their projected undiscounted future cash flows. The result of step 1 indicated that the undiscounted future cash flows were insufficient to cover the carrying value of the stores leasehold improvements and fixtures and therefore, step 2 of the impairment test was required. In step 2, we first evaluated the appraised fair value of the stores leasehold improvements and fixtures. In our evaluation, the value of the leasehold improvements and fixtures during the liquidation time frame was considered insignificant and given the cash flows of the stores were insufficient to cover the carrying value of the stores leasehold improvements and fixtures, the stores were considered impaired. These charges have been recorded in the “Impairment of long-lived assets and goodwill” line within our Condensed Consolidated Statements of Comprehensive Income.

Estimated employee severance costs of $8.6 million relate to the elimination of full-time and part-time positions, primarily at the stores, field management and consolidation of facilities in China. These expenses are included in the “Selling, general and administrative” line within our Condensed Consolidated Statements of Comprehensive Income. Inventory reserves of $2.7 million are based on the estimated liquidation value of the inventory on hand during the liquidation phase of the restructuring plan. These expenses have been recorded in the “Cost of products sold” line within our Condensed Consolidated Statements of Comprehensive Income. In addition to these expenses, we estimate future lease termination costs upon exiting stores to be in the range of $15 million to $25 million.

NOTE 5 – INDEBTEDNESS AND BORROWING FACILITIES

Debt consists of the following:

	August 2,	February 1,	December 31,
(In millions)	2014	2014	2013

Term loan due in December 2018	$250.0	$250.0	$250.0
Credit facility term loan due in December 2018	50.0	50.0	50.0
6.75% unsecured notes due in May 2019	325.0	325.0	325.0
2018 Credit Facility	43.0	—	—
Other	1.2	1.2	1.4
	669.2	626.2	626.4
Unamortized debt discounts	(11.2)	(12.1)	(12.3)
	658.0	614.1	614.1
Less current portion of:
Other	1.1	1.1	1.1
Total long-term debt	$656.9	$613.0	$613.0

As of August 2, 2014, we had $152.0 million of availability under our 2018 Credit Facility.

NOTE 6 – NET LOSS PER SHARE

Basic net loss per share is computed based on the weighted average number of common shares outstanding for each period presented. Diluted net loss per share reflects the potential dilution that would have occurred if securities or other contracts to issue common stock were exercised, converted, or resulted in the issuance of common stock that would have then shared in our earnings.

The following table reconciles the numerator and denominator used in the basic and diluted net loss per share calculations for the periods presented:

	13 Weeks Ended	Three Months Ended	26 Weeks Ended	Six Months Ended
	August 2,	July 31,	August 2,	July 31,
(In millions)	2014	2013	2014	2013

Numerator:
Loss from continuing operations	$(137.4)	$(51.4)	$(235.7)	$(74.7)
Discontinued operations, net of taxes	—	(0.8)	—	(5.5)
Net loss	$(137.4)	$(52.2)	$(235.7)	$(80.2)

Denominator:
Weighted-average common shares outstanding	101.9	100.7	101.9	100.7
Dilutive effect of stock-based awards	—	—	—	—
Weighted-average shares for diluted net loss per share	101.9	100.7	101.9	100.7

The following table includes common stock equivalents that were not included in the calculation of diluted net loss per share for the periods presented. These securities could be dilutive in future periods.

	13 Weeks Ended	Three Months Ended	26 Weeks Ended	Six Months Ended
	August 2,	July 31,	August 2,	July 31,
(In millions)	2014	2013	2014	2013

Employee stock options (1) (2)	7.9	8.5	7.9	8.5
Warrants to purchase common stock (3)	—	15.8	—	15.8

(1)

Certain employee stock options were excluded from weighted-average shares for diluted net loss per share because the exercise prices exceeded the average market price of our common stock during the period and the effect of their inclusion would be antidilutive. For both the 13 weeks and 26 weeks ended August 2, 2014, 7.9 million employee stock options were excluded for this reason, compared with 5.3 million for both the three and six months ended July 31, 2013.

(2)

Certain employee stock options were excluded from weighted-average shares for diluted net loss per share because the effect of their inclusion would reduce our net loss per share and would be antidilutive. For the 13 weeks and 26 weeks ended August 2, 2014, no employee stock options were excluded from these periods for this reason. For the three and six months ended July 31, 2013, 3.2 million employee stock options were excluded from these periods for this reason.

(3)

These common stock equivalents were excluded because the exercise price ($35.88 per share for all periods) exceeded the average market price of our common stock during these periods and the effect of their inclusion would be antidilutive. The warrants expired in March 2014.

NOTE 7 – FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(In millions)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

As of August 2, 2014
Long-lived assets held and used	$1.0	—	—	$1.0

As of February 1, 2014
Long-lived assets held and used	$0.6	—	—	$0.6

As of December 31, 2013
Long-lived assets held and used	$9.6	—	—	$9.6

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

U.S. RadioShack Company-Operated Stores: At August 2, 2014, and February 1, 2014, long-lived assets held and used in certain locations of our U.S. RadioShack company-operated stores segment with a total carrying value of $9.3 million and $1.1 million, were written down to their fair value of $1.0 million and $0.6 million, resulting in impairment charges of $8.3 million, which included $5.7 million related to restructuring and $0.5 million that were included in our operating results for the respective periods mentioned.

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

Fair Value of Financial Instruments: Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and long-term debt. With the exception of long-term debt, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. The estimated fair values of our 6.75% unsecured notes due in 2019 (“2019 Notes”) as of August 2, 2014,  February 1, 2014,  and December 31, 2013, our secured term loans as of August 2, 2014, and for our 2018 Credit Facility as of August 2, 2014, are determined using quoted market prices, when available. If quoted market prices are not available, the fair value is estimated using indicated market prices. The estimated fair values use both observable and unobservable inputs in a cash flow model. The unobservable inputs reflect assumptions regarding expected spreads and discount rates. Observable inputs consist of 1-month and 3-month LIBOR rates. At February 1, 2014,  and December 31, 2013, estimated fair values of our secured term loans approximate their carrying values due to the recentness of these borrowings and their Level 3 classification.

Carrying amounts and the related estimated fair values of our long-term debt financial instruments are as follows:

			Basis of Fair Value Measurements
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair Value	Identical Items	Inputs	Inputs
(In millions)	Amount	of Liabilities	(Level 1)	(Level 2)	(Level 3)

As of August 2, 2014
2019 Notes	$323.5	$133.3	$—	$133.3	$—
Secured term loans	$290.4	$278.8	$—	$—	$278.8
2018 Credit Facility	$43.0	$41.0	$—	$—	$41.0
Other	$1.1	$1.1	$—	$—	$1.1

As of February 1, 2014
2019 Notes	$323.4	$195.0	$—	$195.0	$—
Secured term loans	$289.5	$289.5	$—	$—	$289.5
Other	$1.1	$1.1	$—	$—	$1.1

As of December 31, 2013
2019 Notes	$323.3	$197.9	$—	$197.9	$—
Secured term loans	$289.4	$289.4	$—	$—	$289.4
Other	$1.4	$1.4	$—	$—	$1.4

NOTE 8 – INCOME TAXES

We continue to provide a valuation allowance against all of our U.S. federal and state deferred tax assets. As a result, we did not record any U.S. federal or state income tax benefit related to our operating losses for the 26 weeks ended August 2, 2014. We continue to provide a valuation allowance against all of the deferred tax assets of our Mexican subsidiary. We continue to recognize income tax expense or benefit related to our other foreign operations and interest accrued on our liabilities for uncertain tax positions. In addition, we continue to recognize income tax expense in certain state jurisdictions.

The consolidated liability of gross unrecognized income tax benefits for uncertain tax positions (excluding interest) was $116.5 million, $116.6 million and $119.1 million at August 2, 2014, February 1, 2014, and December 31, 2013, respectively. At August 2, 2014, $92.1 million of this liability was related to a single uncertain tax position. We anticipate that this uncertain tax position will not be resolved within the next 12 months.

Liabilities for unrecognized income tax benefits for uncertain tax positions may result in cash payments to one or more tax authorities in future periods. Such payments would not affect our results of operations. It is reasonably possible that our liability for unrecognized tax benefits related to uncertain tax positions could be reduced over the next 12 months because of settlements or the expiration of the applicable statute of limitations. We are no longer asserting permanent reinvestment of undistributed earnings in our Mexican subsidiary.  However, since the subsidiary is in a deficit position, there is no deferred tax liability to record.

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

Brookler v. RadioShack Corporation: In April 2004, plaintiff Morry Brookler filed a putative class action in Los Angeles Superior Court claiming that we violated California's wage and hour laws relating to meal and rest periods. The meal period claim was originally certified as a class action in February 2006. We filed a Motion for Decertification in August 2007 which was denied. After a favorable decision by the California Court of Appeals in a similar case, Brinker Restaurant Corporation v. Superior Court, we filed a Second Motion for Decertification which was granted in October 2008. The plaintiff appealed this ruling and in August 2010, the California Court of Appeals reversed the trial court’s decertification order. In September 2010, we filed a Petition for Review with the California Supreme Court, which granted review and placed the case on hold pending a decision in the Brinker case. In April 2012, the California Supreme Court issued its decision in Brinker and in June 2012, remanded our case to the California Court of Appeals with instructions to vacate its prior order and reconsider its ruling in light of the Supreme Court’s decision in Brinker. In December 2012, the Court of Appeals affirmed the trial court’s decertification of the meal period class. In June 2013, the plaintiff filed a Motion to Amend his Complaint to assert rest and meal period as well as off-the-clock and Private Attorneys General Act claims and to add an additional class representative. In July 2013 the trial court granted the Motion to Amend and the plaintiffs filed a Second Amended Complaint. In August 2013 we removed the case to federal court. In September 2013 the plaintiffs filed a Motion to Remand the case back to state court, which was granted in October 2013. In November 2013 we filed a demurrer in state court to all causes of action in the Second Amended Complaint, which was granted without leave to amend in January 2014. On February 4, 2014, plaintiffs filed a Petition for Writ of Mandate with the Court of Appeals seeking immediate relief from the trial court’s order. On February 11, 2014, the Court of Appeals notified the trial court and parties of its intent to issue a peremptory Writ of Mandate compelling the trial court to vacate its order granting the demurrer and issue a new order denying the demurrer. On February 21, 2014, the trial court reversed its prior decision and denied our demurrer. On February 26, 2014, the Court of Appeals determined that the trial court had not followed proper procedure and ordered it to vacate its February 21, 2014, order to allow us an opportunity to oppose the Appellate Court’s notice. In April 2014, after further briefing by the parties, the trial court again sustained our demurrer without leave to amend. In May 2014, plaintiff appealed the trial court’s order sustaining the demurrer. The appeal has been fully briefed and the parties are awaiting a decision from the Court of Appeals. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Ordonez v. RadioShack Corporation: In May 2010, we were named as a defendant in a putative class action lawsuit in Los Angeles Superior Court alleging that we violated California’s wage and hour laws by not providing required meal periods and rest breaks, failed to pay for all time worked, failed to pay overtime compensation, failed to pay minimum wage and failed to maintain required records. In September 2010, we removed the case to the U. S. District Court for the Central District of California. In July 2012, plaintiff filed a Motion for Class Certification. In January 2013, the court denied, without prejudice, the Motion for Class Certification as to all claims. In February 2013, plaintiff filed a Motion for Reconsideration of the court’s denial of class certification only with regard to the rest period claim. In April 2013, the court ordered that plaintiff could conduct limited additional discovery and file a renewed Motion for Class Certification. Plaintiff filed the renewed motion in July 2013. A hearing on the motion was held in February 2014, at which time the court issued a tentative ruling granting plaintiff’s motion as to the rest period claim. Following oral argument, the court issued orders requiring the parties to submit supplemental evidence and briefs. In August 2014, the court denied the Motion. We anticipate that the Plaintiff will appeal. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

FLSA Litigation: In April 2012, we were named as a defendant in a putative nationwide collective action under the Fair Labor Standards Act and putative statewide class actions under New York and Ohio state laws in the U. S. District Court for the Northern District of Ohio, claiming that our use of the “fluctuating workweek” method to calculate overtime for certain of our retail store managers violates federal and state laws because the store managers receive bonuses in addition to their fixed salaries. In June 2012, we filed a Motion to Dismiss the lawsuit. In March 2013, the court issued an opinion granting our motion in part, finding that plaintiffs were not entitled to seek overtime based upon our use of the “fluctuating workweek” method prior to April 5, 2011, the date of a U.S. Department of Labor Final Rule (“Final Rule”) addressing, among other things, proposed changes to the federal “fluctuating workweek” regulation finding that, based upon statements in the Final Rule, bonus payments were now incompatible with the “fluctuating workweek” method. The court also dismissed one of the named plaintiffs. Following the court’s decision, we filed a Motion to Certify Order for Interlocutory Appeal and Stay the Action, which the court granted in August 2013. Shortly thereafter we filed a Petition for Permission to Appeal with the U.S. Court of Appeals for the Sixth Circuit, which was granted. The appeal has been fully briefed and we are awaiting further action by the Court of Appeals.

In April 2013, plaintiffs in Pennsylvania, New York and New Jersey filed similar lawsuits alleging violations of their respective state laws. In June 2013, we filed Motions to Dismiss in the New York and New Jersey cases. In November 2013, the court in the New York case granted our Motion to Dismiss. In December 2013, the plaintiff in the New York case filed a notice of appeal with the Second Circuit Court of Appeals. The appeal has been fully briefed and we are awaiting further action by the Court of Appeals. In April 2014, the plaintiff in the New Jersey case voluntarily dismissed the case and filed an opt in notice in the Ohio case.

In September 2013, the court in the Pennsylvania case ordered the parties to file briefs addressing whether our use of the “fluctuating workweek” method violates Pennsylvania law. The plaintiff filed a Motion for Summary Judgment and we filed a Motion for Judgment on the Pleadings. In July 2014, the court issued an opinion granting plaintiff’s Motion for Summary Judgment and denying our Motion for Judgment on the Pleadings finding that the “fluctuating worksheet” method of compensation violates Pennsylvania law.

The outcome of these cases is uncertain and the ultimate resolution of them could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Additional Disclosure: For certain loss contingencies, we are currently able to estimate the reasonably possible loss or range of loss, including reasonably possible loss amounts in excess of our accruals and we estimate that the aggregate of these amounts could be up to $9.8 million. This amount reflects recent developments in case law that pertain to certain claims currently pending against the Company. Probable and reasonably possible losses that we are currently unable to estimate are not included in this amount. In future periods, we may recognize a loss for all, part, or none of this amount.

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

NYSE Delisting Notice: On July 24, 2014, we were notified by the NYSE that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price for continued listing on NYSE under Rule 802.01C of the NYSE Listed Company Manual.

Under NYSE rules, we have six months following receipt of the notification to regain compliance with the minimum share price requirement. We can regain compliance at any time during the six-month cure period if our common stock has a closing share price of at least $1.00 on the last trading day of any calendar month during the period and also has an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month or on the last day of the cure period.

The notice has no immediate impact on the listing of our common stock, which will continue to trade on NYSE under the symbol “RSH”. We intend to actively monitor the closing price of our common stock and will consider available options to resolve the deficiency and regain compliance with Rule 802.01C of the NYSE Listed Company Manual.

If our common stock ultimately were to be delisted for any reason, it could: (1) reduce the liquidity and market price of our common stock and (2) negatively impact our ability to conduct equity financings and access the public capital markets.

NOTE 10 – SEGMENT REPORTING

The U.S. RadioShack company-operated stores segment consists solely of our  4,228 U.S. company-operated retail stores, all operating under the RadioShack brand name. We evaluate the performance of our segments based on operating income, which is defined as sales less cost of products sold and certain direct operating expenses, including labor, rent and occupancy costs. Asset balances by segment have not been included in the table below, as these are managed on a company-wide level and are not fully allocated to segments for management reporting purposes. Amounts in the other category reflect our business activities that are not separately reportable, which include sales to our independent dealers and franchisees, sales generated by our Mexican subsidiary and our www.radioshack.com website, sales to commercial customers and sales to other third parties through our global sourcing operations.

Revenue by reportable segment is as follows:

	13 Weeks Ended	Three Months Ended	26 Weeks Ended	Six Months Ended
	August 2,	July 31,	August 2,	July 31,
(In millions)	2014	2013	2014	2013
U.S. RadioShack company-operated stores	$607.1	$784.7	$1,281.2	$1,560.9
Other	66.7	76.7	129.3	148.9
	$673.8	$861.4	$1,410.5	$1,709.8

Operating income (loss) by reportable segment and the reconciliation to loss from continuing operations before income taxes are as follows:

	13 Weeks Ended	Three Months Ended	26 Weeks Ended	Six Months Ended
	August 2,	July 31,	August 2,	July 31,
(In millions)	2014	2013	2014	2013
U.S. RadioShack company-operated stores	$(8.8)	$26.5	$10.8	$94.1
Other	(11.9)	2.9	(12.3)	9.3
	(20.7)	29.4	(1.5)	103.4

Unallocated (1)	(98.7)	(80.5)	(198.9)	(164.8)
Operating loss	(119.4)	(51.1)	(200.4)	(61.4)

Interest income	0.3	0.3	1.0	0.7
Interest expense	(16.9)	(14.0)	(33.5)	(28.7)
Other loss	—	—	—	(0.3)
Loss from continuing operations before income taxes	$(136.0)	$(64.8)	$(232.9)	$(89.7)

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

The following condensed consolidating financial information represents the financial information of RadioShack, its guarantor subsidiaries and its non-guarantor subsidiaries prepared on the equity basis of accounting. Earnings of subsidiaries are, therefore, reflected in the parent company's investment accounts and earnings. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. The non-guarantor subsidiaries are comprised of the foreign subsidiaries of the Company and Tandy Life Insurance Company. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the guarantor or non-guarantor subsidiaries operated as independent entities.

Subsequent to the issuance of our consolidated financial statements for year ended December 31, 2013, we identified an immaterial error in the presentation of the Condensed Consolidating Statements of Cash Flows contained in Note 11 - "Guarantor Consolidating Financial Statements" in our Annual Report on Form 10-K for the year ended December 31, 2013. The error is related to a $6.3 million adjustment between the Parent and Guarantor Subsidiaries for the proceeds for the sale of a building and fixtures. This adjustment did not have an impact on the consolidated financial statements for the year ended December 31, 2013, for the 26 weeks ended August 2, 2014, or for the six months ended July 31, 2013.

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the 13 Weeks Ended August 2, 2014

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$643.0	$433.0	$31.4	$(433.6)	$673.8
Cost of products sold	429.3	419.8	20.7	(433.6)	436.2
Gross profit	213.7	13.2	10.7	—	237.6

Operating expenses:
Selling, general and administrative	297.8	1.7	24.1	—	323.6
Depreciation and amortization	11.9	—	0.9	—	12.8
Impairment of long-lived assets and goodwill	8.3	—	12.3	—	20.6
Total operating expenses	318.0	1.7	37.3	—	357.0

Operating (loss) income	(104.3)	11.5	(26.6)	—	(119.4)

Interest income	0.2	3.0	(0.4)	(2.5)	0.3
Interest expense	(19.3)	—	(0.1)	2.5	(16.9)

(Loss) income from continuing operations
before income taxes	(123.4)	14.5	(27.1)	—	(136.0)
Income tax (benefit) expense	(1.7)	5.9	(2.8)	—	1.4
Equity in earnings of subsidiaries, net of income taxes	(15.7)	(16.2)	—	31.9	—

Loss from continuing operations	(137.4)	(7.6)	(24.3)	31.9	(137.4)

Net loss	$(137.4)	$(7.6)	$(24.3)	$31.9	$(137.4)

Comprehensive loss	$(137.5)	$(7.6)	$(24.4)	$32.0	$(137.5)

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Three Months Ended July 31, 2013

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$827.9	$517.2	$31.9	$(515.6)	$861.4
Cost of products sold	546.1	508.4	21.0	(515.6)	559.9
Gross profit	281.8	8.8	10.9	—	301.5

Operating expenses:
Selling, general and administrative	320.6	0.7	13.1	—	334.4
Depreciation and amortization	14.5	—	0.9	—	15.4
Impairment of long-lived assets and goodwill	2.8	—	—	—	2.8
Total operating expenses	337.9	0.7	14.0	—	352.6

Operating (loss) income	(56.1)	8.1	(3.1)	—	(51.1)

Interest income	0.2	2.8	1.4	(4.1)	0.3
Interest expense	(17.9)	—	(0.2)	4.1	(14.0)

(Loss) income from continuing operations
before income taxes	(73.8)	10.9	(1.9)	—	(64.8)
Income tax (benefit) expense	(13.1)	(0.6)	0.3	—	(13.4)
Equity in earnings of subsidiaries, net of income taxes	8.5	(2.5)	—	(6.0)	—

(Loss) income from continuing operations	(52.2)	9.0	(2.2)	(6.0)	(51.4)
Discontinued operations, net of income taxes	—	(0.8)	—	—	(0.8)

Net (loss) income	$(52.2)	$8.2	$(2.2)	$(6.0)	$(52.2)

Comprehensive (loss) income	$(56.2)	$4.3	$(6.2)	$1.9	$(56.2)

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the 26 Weeks Ended August 2, 2014

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$1,354.6	$968.2	$56.9	$(969.2)	$1,410.5
Cost of products sold	891.4	944.9	37.1	(969.2)	904.2
Gross profit	463.2	23.3	19.8	—	506.3

Operating expenses:
Selling, general and administrative	621.5	3.0	35.0	—	659.5
Depreciation and amortization	24.2	—	1.6	—	25.8
Impairment of long-lived assets and goodwill	9.1	—	12.3	—	21.4
Total operating expenses	654.8	3.0	48.9	—	706.7

Operating (loss) income	(191.6)	20.3	(29.1)	—	(200.4)

Interest income	0.9	5.8	0.9	(6.6)	1.0
Interest expense	(39.9)	—	(0.2)	6.6	(33.5)

(Loss) income from continuing operations
before income taxes	(230.6)	26.1	(28.4)	—	(232.9)
Income tax (benefit) expense	(5.4)	10.7	(2.5)	—	2.8
Equity in earnings of subsidiaries, net of income taxes	(10.5)	(18.4)	—	28.9	—

Loss from continuing operations	(235.7)	(3.0)	(25.9)	28.9	(235.7)

Net loss	$(235.7)	$(3.0)	$(25.9)	$28.9	$(235.7)

Comprehensive loss	$(235.2)	$(2.3)	$(25.4)	$27.7	$(235.2)

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Six Months Ended July 31, 2013

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$1,690.6	$1,276.5	$61.6	$(1,318.9)	$1,709.8
Cost of products sold	1,092.3	1,253.5	40.5	(1,318.9)	1,067.4
Gross profit	598.3	23.0	21.1	—	642.4

Operating expenses:
Selling, general and administrative	642.9	0.3	24.9	—	668.1
Depreciation and amortization	29.8	—	1.7	—	31.5
Impairment of long-lived assets and goodwill	4.2	—	—	—	4.2
Total operating expenses	676.9	0.3	26.6	—	703.8

Operating (loss) income	(78.6)	22.7	(5.5)	—	(61.4)

Interest income	0.4	5.4	2.9	(8.0)	0.7
Interest expense	(36.3)	—	(0.4)	8.0	(28.7)
Other loss	(0.3)	—	—	—	(0.3)

(Loss) income from continuing operations
before income taxes	(114.8)	28.1	(3.0)	—	(89.7)
Income tax (benefit) expense	(16.2)	1.4	(0.2)	—	(15.0)
Equity in earnings of subsidiaries, net of income taxes	18.4	(3.6)	—	(14.8)	—

(Loss) income from continuing operations	(80.2)	23.1	(2.8)	(14.8)	(74.7)
Discontinued operations, net of income taxes	—	(5.5)	—	—	(5.5)

Net (loss) income	$(80.2)	$17.6	$(2.8)	$(14.8)	$(80.2)

Comprehensive (loss) income	$(79.9)	$17.8	$(2.6)	$(15.2)	$(79.9)

Condensed Consolidating Balance Sheets (unaudited)

At August 2, 2014

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$24.7	$0.5	$5.3	$—	$30.5
Accounts and notes receivable, net	155.1	—	4.6	—	159.7
Inventories	627.9	15.9	29.6	—	673.4
Other current assets	57.5	2.1	6.7	—	66.3
Intercompany receivables	—	315.7	—	(315.7)	—
Intercompany notes receivable	—	1,795.2	—	(1,795.2)	—
Total current assets	865.2	2,129.4	46.2	(2,110.9)	929.9

Property, plant and equipment, net	161.7	0.6	9.9	—	172.2
Other assets, net	41.3	2.5	3.3	—	47.1
Investment in subsidiaries	2,050.0	16.9	—	(2,066.9)	—
Total assets	$3,118.2	$2,149.4	$59.4	$(4,177.8)	$1,149.2

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$1.1	$—	$—	$—	$1.1
Accounts payable	101.5	34.9	16.9	—	153.3
Accrued expenses and other current liabilities	183.5	25.2	7.6	—	216.3
Intercompany payables	301.7	—	14.0	(315.7)	—
Intercompany notes payable	1,795.2	—	—	(1,795.2)	—
Total current liabilities	2,383.0	60.1	38.5	(2,110.9)	370.7

Long-term debt, excluding current maturities	656.9	—	—	—	656.9
Other non-current liabilities	141.3	41.1	2.2	—	184.6
Total liabilities	3,181.2	101.2	40.7	(2,110.9)	1,212.2

Stockholders’ (deficit) equity	(63.0)	2,048.2	18.7	(2,066.9)	(63.0)
Total liabilities and stockholders’ (deficit) equity	$3,118.2	$2,149.4	$59.4	$(4,177.8)	$1,149.2

Condensed Consolidating Balance Sheets (unaudited)

At February 1, 2014

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$32.7	$61.1	$15.8	$—	$109.6
Accounts and notes receivable, net	150.3	—	3.8	—	154.1
Inventories	772.4	13.5	21.9	—	807.8
Other current assets	74.9	0.8	4.4	—	80.1
Intercompany receivables	—	295.7	—	(295.7)	—
Intercompany notes receivable	—	1,735.5	—	(1,735.5)	—
Total current assets	1,030.3	2,106.6	45.9	(2,031.2)	1,151.6

Property, plant and equipment, net	174.6	0.8	10.9	—	186.3
Other assets, net	47.1	2.2	23.4	—	72.7
Investment in subsidiaries	2,061.8	36.9	—	(2,098.7)	—
Total assets	$3,313.8	$2,146.5	$80.2	$(4,129.9)	$1,410.6

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1.1	$—	$—	$—	$1.1
Accounts payable	192.3	29.0	13.4	—	234.7
Accrued expenses and other current liabilities	172.4	26.2	7.8	—	206.4
Intercompany payables	287.1	—	8.6	(295.7)	—
Intercompany notes payable	1,735.5	—	—	(1,735.5)	—
Total current liabilities	2,388.4	55.2	29.8	(2,031.2)	442.2

Long-term debt, excluding current maturities	613.0	—	—	—	613.0
Other non-current liabilities	143.7	40.7	2.3	—	186.7
Total liabilities	3,145.1	95.9	32.1	(2,031.2)	1,241.9

Stockholders’ equity	168.7	2,050.6	48.1	(2,098.7)	168.7
Total liabilities and stockholders’ equity	$3,313.8	$2,146.5	$80.2	$(4,129.9)	$1,410.6

Condensed Consolidating Balance Sheets

At December 31, 2013

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$37.9	$121.2	$20.7	$—	$179.8
Accounts and notes receivable, net	206.7	1.6	3.6	—	211.9
Inventories	762.4	14.7	25.2	—	802.3
Other current assets	132.8	0.9	5.3	—	139.0
Intercompany receivables	—	312.3	6.2	(318.5)	—
Intercompany notes receivable	—	1,675.0	—	(1,675.0)	—
Total current assets	1,139.8	2,125.7	61.0	(1,993.5)	1,333.0

Property, plant and equipment, net	175.0	0.8	11.4	—	187.2
Other assets, net	43.2	2.5	25.3	—	71.0
Investment in subsidiaries	2,060.6	37.9	—	(2,098.5)	—
Total assets	$3,418.6	$2,166.9	$97.7	$(4,092.0)	$1,591.2

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1.1	$—	$—	$—	$1.1
Accounts payable	304.9	50.2	21.3	—	376.4
Accrued expenses and other current liabilities	173.0	26.5	7.6	—	207.1
Intercompany payables	300.7	—	17.8	(318.5)	—
Intercompany notes payable	1,675.0	—	—	(1,675.0)	—
Total current liabilities	2,454.7	76.7	46.7	(1,993.5)	584.6

Long-term debt, excluding current maturities	613.0	—	—	—	613.0
Other non-current liabilities	144.5	40.5	2.2	—	187.2
Total liabilities	3,212.2	117.2	48.9	(1,993.5)	1,384.8

Stockholders’ equity	206.4	2,049.7	48.8	(2,098.5)	206.4
Total liabilities and stockholders’ equity	$3,418.6	$2,166.9	$97.7	$(4,092.0)	$1,591.2

Condensed Consolidating Statements of Cash Flows (unaudited)

For the 26 Weeks Ended August 2, 2014

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(128.8)	$19.1	$(15.3)	$—	$(125.0)

Cash flows from investing activities:
Additions to property, plant and equipment	(27.9)	—	(0.4)	—	(28.3)
Changes in restricted cash	2.9	—	—	—	2.9
Return of capital from subsidiary	0.2	0.2	—	(0.4)	—
Net cash (used in) provided by investing activities	(24.8)	0.2	(0.4)	(0.4)	(25.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	136.5	—	—	—	136.5
Repayments of long-term debt	(93.5)	—	—	—	(93.5)
Changes in cash overdrafts	28.3	—	—	—	28.3
Payment of capital distribution	—	(0.2)	(0.2)	0.4	—
Change in intercompany receivable/payable	74.3	(79.7)	5.4	—	—
Net cash provided by (used in) financing activities	145.6	(79.9)	5.2	0.4	71.3

Net decrease in cash and cash equivalents	(8.0)	(60.6)	(10.5)	—	(79.1)
Cash and cash equivalents, beginning of period	32.7	61.1	15.8	—	109.6
Cash and cash equivalents, end of period	$24.7	$0.5	$5.3	$—	$30.5

Condensed Consolidating Statements of Cash Flows (unaudited)

For the Six Months Ended July 31, 2013

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$24.6	$112.4	$0.6	$(1.7)	$135.9

Cash flows from investing activities:
Additions to property, plant and equipment	(15.7)	—	(0.9)	—	(16.6)
Proceeds from sale of property, plant and equipment	0.2	6.3	—	—	6.5
Changes in restricted cash	(5.6)	—	—	—	(5.6)
Return of capital from subsidiary	6.0	6.0	—	(12.0)	—
Net cash (used in) provided by investing activities	(15.1)	12.3	(0.9)	(12.0)	(15.7)

Cash flows from financing activities:
Repayment of principal on convertible debt	(72.5)	—	—	—	(72.5)
Payments of dividends	—	—	(1.7)	1.7	—
Changes in cash overdrafts	(11.0)	—	—	—	(11.0)
Payment of capital distribution	—	(6.0)	(6.0)	12.0	—
Change in intercompany receivable/payable	74.3	(83.0)	8.7	—	—
Net cash (used in) provided by financing activities	(9.2)	(89.0)	1.0	13.7	(83.5)

Net increase in cash and cash equivalents	0.3	35.7	0.7	—	36.7
Cash and cash equivalents, beginning of period	78.9	306.4	17.9	—	403.2
Cash and cash equivalents, end of period	$79.2	$342.1	$18.6	$—	$439.9

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

In November 2013, our Board of Directors approved a change in our fiscal year end from December 31 to the Saturday nearest January 31 of each year. The change, which aligns our reporting cycle with the National Retail Federation 4-5-4 fiscal calendar and is expected to provide for more consistent quarter-to-quarter comparisons, is effective for our 2015 fiscal year. Our 2015 fiscal year began on February 2, 2014, and will end January 31, 2015, resulting in a transition period, that began January 1, 2014, and ended February 1, 2014, our 2014 fiscal year. This Form 10-Q includes the unaudited results for the 13 weeks and 26 weeks ended August 2, 2014,  and the three and six months ended July 31, 2013. Prior period information has been recast to the month end dates that most closely align with the new fiscal calendar. The prior period financial statements have not been recast on a 4-5-4 calendar basis, because it was impractical.

Executive Summary

Overall, our second quarter performance was challenged by a continued weak industry-wide consumer electronics environment and a soft mobility market. This was most prevalent in our mobility business which was negatively impacted by (1) low consumer interest in the current postpaid and prepaid handset offerings, (2) customers choosing to wait for new iconic handsets expected to be launched this fall, and (3) aggressive price competition on the current handset choices. In addition, the wireless carriers heavily promoted significant cash incentives for customers to switch to their networks which gravitated customers to the carrier’s retail store. Late last year, the carriers introduced new handset financing programs that were originally offered only in the carrier’s retail store. While we have since completed the process to offer these financing programs in RadioShack stores, they were only available for a portion of the second quarter and we are working to build awareness with our customers that we now offer them. The retail platform, the other half of our business, was also down for the quarter, but much less than the mobility business. Importantly, we saw an improvement in the trend of retail product categories as we moved through the quarter, which was driven by new offerings in our stores with new services including our Fix It Here program, new categories such as digital fitness and better inventory positions for these items.

Overall, our sales declined 21.8% including a  comparable store sales decline of 20.0% for the 13 weeks ended August 2, 2014,  compared to the comparable prior period.

We believe that we are making some progress on the key elements of our turnaround plan. On our efforts to reinvigorate our store experience, we now have 43 concept stores open. In August, we expanded that with another 84 remodel locations which incorporate the key attributes of the concept stores into an existing location at a more modest cost than a full concept store.

We have also made meaningful progress on revamping our product assortment with new categories, new products and new services. Our new partnership with PCH was announced at the beginning of the quarter and we are already sourcing new innovative products through this relationship, such as littleBits™.

While this progress is not readily evident in our financial performance this quarter, we believe we have not seen the full benefit from the improvements to our stores and additional enhancements to our product assortment expected this fall. Importantly, this includes a larger penetration of high-margin private brand products.

Given the state of our liquidity position,  we are actively exploring options for restructuring our balance sheet. See Note 1 “Basis of Presentation – Liquidity” in the Notes to Condensed Consolidated Financial Statements for further discussion. We are in the process of working with third parties as well as our key stakeholders including our existing lenders, bondholders, shareholders and landlords in an effort to create a long-term solution. The details of that initiative are yet to be determined, and we are considering a number of alternatives. There is no predetermined outcome to this work and there can be no assurance that we will be able to successfully implement a long-term solution.

RESULTS OF OPERATIONS

RadioShack Retail Outlets

The table below shows our retail locations allocated among U.S. and Mexico company-operated stores and dealers/franchisees and other outlets at the following dates:

	August 2,	May 3,	Feb. 1,	Dec. 31,	Oct. 31	July 31,
	2014	2014	2014	2013	2013	2013
U.S. RadioShack company-operated stores (1)	4,228	4,250	4,272	4,297	4,299	4,308
Mexico RadioShack company-operated stores	257	258	271	274	273	274
Dealers, franchisees and other outlets	902	912	938	948	966	983
Total number of retail locations	5,387	5,420	5,481	5,519	5,538	5,565

(1)	We have closed 47 stores in fiscal 2015 after we decided not to renew their leases.

The following table contains results of operations data for the 13 weeks and 26 weeks ended August 2, 2014,  and the three and six months ended July 31, 2013:

	13 Weeks Ended	Three Months Ended	26 Weeks Ended	Six Months Ended
	August 2,	July 31,	August 2,	July 31,
(In millions)	2014	2013	2014	2013

Net sales	$673.8	$861.4	$1,410.5	$1,709.8
Cost of goods sold	436.2	559.9	904.2	1,067.4
% of net sales	64.7%	65.0%	64.1%	62.4%
Gross profit	237.6	301.5	506.3	642.4
% of net sales	35.3%	35.0%	35.9%	37.6%
Selling, general and administrative	323.6	334.4	659.5	668.1
% of net sales	48.0%	38.8%	46.8%	39.1%
Depreciation and amortization	12.8	15.4	25.8	31.5
% of net sales	1.9%	1.8%	1.8%	1.8%
Impairments of long-lived assets and goodwill	20.6	2.8	21.4	4.2
% of net sales	3.1%	0.3%	1.5%	0.2%
Operating loss	(119.4)	(51.1)	(200.4)	(61.4)
% of net sales	(17.7%)	(5.9%)	(14.2%)	(3.6%)
Net interest expense	16.6	13.7	32.5	28.0
% of net sales	2.5%	1.6%	2.3%	1.6%
Other (income) expense	—	—	—	0.3
% of net sales	—	—	—	0.0%
Loss before income taxes	(136.0)	(64.8)	(232.9)	(89.7)
% of net sales	(20.2%)	(7.5%)	(16.5%)	(5.2%)
Income tax expense (benefit)	1.4	(13.4)	2.8	(15.0)
% of net sales	0.2%	(1.6%)	0.2%	(0.9%)
Discontinued operations	—	(0.8)	—	(5.5)
Net loss	$(137.4)	$(52.2)	$(235.7)	$(80.2)
% of net sales	(20.4%)	(6.1%)	(16.7%)	(4.7%)

13 Weeks Ended August 2, 2014, and Three Months Ended July 31, 2013

Net Sales and Operating Revenues:

Consolidated net sales and operating revenues are as follows:

	13 Weeks Ended	Three Months Ended
	August 2,	July 31,
(In millions)	2014	2013

U.S. RadioShack company-operated stores	$607.1	$784.7
Other	66.7	76.7
Consolidated net sales and operating revenues	$673.8	$861.4

Consolidated net sales and operating revenues decrease	(21.8%)

Comparable store sales (1) decrease	(20.0%)

(1)

Comparable store sales include the sales of U.S. and Mexico RadioShack company-operated stores with more than 12 full months of recorded sales. Sales from discontinued operations have been excluded from these calculations. These results have been prepared using the new fiscal calendar.

U.S. RadioShack Company-Operated Stores Segment. U.S. RadioShack company-operated store sales for the 13 weeks ended August 2, 2014,  decreased $177.6 million, or 22.6%,  when compared with the three months ended July 31, 2013. The decrease in sales was primarily driven by decreased sales in both our mobility and retail platforms. Additionally, we operated 80 fewer stores at August 2, 2014, than we did at July 31, 2013, which contributed to a decrease in consolidated sales and affected the sales results for each platform discussed below.

Mobility Platform. Sales in our mobility platform decreased 30.4% to $309.7 million for the 13 weeks ended August 2, 2014, when compared with $445.2 million for the 13 weeks ended August 3, 2013. This sales decrease was primarily driven by decreased sales in our postpaid wireless business due to intense wireless carrier promotional activities to motivate customers to switch networks, along with new device financing programs offered by the wireless carriers that were initially only available in the wireless carriers’ stores. During the 13 weeks ended August 2, 2014,  we began offering the carrier financing programs. Comparable store sales in this platform decreased 29.8% for the 13 weeks ended August 2, 2014, when compared with the comparable prior period.

Retail Platform. Sales in our retail platform decreased 10.0%  to $298.1 million for the 13 weeks ended August 2, 2014, compared with $331.1 million for the 13 weeks ended August 3, 2013. Sales were negatively affected by decreased sales in many categories including batteries, cordless phones, memory players, audio cables and AC adapters, which were partially positively offset by increased sales of music accessories, portable speakers and wellness products. Comparable store sales in this platform decreased 9.2% for the 13 weeks ended August 2, 2014, when compared with the comparable prior period.

Other Sales. Amounts in other sales reflect our business activities that are not separately reportable, including sales to our independent dealers and franchisees, sales generated by our Mexican subsidiary and our www.radioshack.com website, sales to commercial customers and sales to other third parties through our global sourcing operations. Other sales decreased $10.0 million, or 13.0%, for the 13 weeks ended August 2, 2014,  when compared with the three months ended July 31, 2013. These decreases were primarily driven by sales decreases to our independent dealers and franchisees and our www.radioshack.com website.  Additionally, we had 81 fewer independent dealers and franchisees at August 2, 2014, than we did at July 31, 2013, which contributed to the decrease.

Gross Profit. Consolidated gross profit decreased $63.9 million, or 21.2%, for the 13 weeks ended August 2, 2014, when compared with the three months ended July 31, 2013.  Our consolidated gross margin rate for the 13 weeks ended August 2, 2014, increased by 0.3 percentage points when compared with the three months ended July 31, 2013, due to the shift in product mix to retail from mobility. The decline in gross profit dollars was primarily driven by a 30.4% decrease in sales in the mobility platform.

Selling, General and Administrative Expense. Consolidated SG&A expense decreased $10.8 million for the 13 weeks ended August 2, 2014, when compared with the three months ended July 31, 2013, which was driven by decreased advertising and professional fees, compensation and store support expenses.  This represents a 9.2 percentage point increase as a percentage of net sales and operating revenues for the 13 weeks ended August 2, 2014,  which was driven by declining sales volumes period over period. Included in the 13 weeks ended August 2, 2014, is an $8.7 million non-cash loss on elimination of a key executive life insurance program and $8.6 million of estimated employee severance costs in the U.S. and China.

Depreciation and Amortization. Depreciation and amortization from continuing operations, including amounts recorded in cost of products sold, was $12.8 million for the 13 weeks ended August 2, 2014, compared with $15.4 million for the three months ended July 31, 2013.

Impairment of Long-lived Assets and Goodwill.  Impairments of long-lived assets and goodwill was $20.6 million for the 13 weeks ended August 2, 2014, compared with $2.8 million for the three months ended July 31, 2013.  Included in the 13 weeks ended August 2, 2014, is  $5.7 million related to estimated store closure costs,  and $12.3 million of goodwill.

Net Interest Expense. Consolidated net interest expense, which is interest expense net of interest income, was $16.6 million for the 13 weeks ended August 2, 2014,  compared with $13.7 million for the three months ended July 31, 2013. Interest expense increased $2.9 million for the 13 weeks ended August 2, 2014, compared with the three months ended July 31, 2013. This change was primarily driven by a higher interest rate on our term loan due in December 2018.

Income Tax Expense. The income tax provision for each period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are recorded in the period in which they occur. Our effective tax rate was a negative 1.0% for the 13 weeks ended August 2, 2014, compared with 20.7% for the three months ended July 31, 2013.

For the 13 weeks ended August 2, 2014, we continued to provide a valuation allowance against all of our U.S. federal and state deferred tax assets. As a result, we did not record any U.S. federal or state income tax benefit related to our operating losses for the 13 weeks ended August 2, 2014. We continue to provide a valuation allowance against all of the deferred tax assets of our Mexican subsidiary. We continue to recognize income tax expense or benefit related to our other foreign operations and interest accrued on our liabilities for uncertain tax positions. In addition, we continue to recognize income tax expense in certain state jurisdictions.

The effective tax rate for the three months ended July 31, 2013,  was affected by a tax benefit associated with the settlement of an Internal Revenue Service examination of tax years 2004 through 2006 in the amount of $14.3 million.

Our federal and certain state net operating losses and federal general business credit carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code if significant ownership changes occur.

Discontinued Operations. We ceased operating all of our Target Mobile centers prior to March 31, 2013. The income (loss) before income taxes for these discontinued operations was zero for the 13 weeks ended August 2, 2014, compared with a loss of $0.6 million for the three months ended July 31, 2013.

26 Weeks Ended August 2, 2014, and Six Months Ended July 31, 2013

Ne

Net Sales and Operating Revenue:

	26 Weeks Ended	Six Months Ended
	August 2,	July 31,
(In millions)	2014	2013

U.S. RadioShack company-operated stores	$1,281.2	$1,560.9
Other	129.3	148.9
Consolidated net sales and operating revenues	$1,410.5	$1,709.8

Consolidated net sales and operating revenues	(17.5%)

Comparable store sales (1) decrease	(16.9%)

(1)

Comparable store sales include the sales of U.S. and Mexico RadioShack company-operated stores with more than 12 full months of recorded sales. Sales from discontinued operations have been excluded from these calculations. These results have been prepared using the new fiscal calendar.

U.S. RadioShack Company-Operated Stores Segment. U.S. RadioShack company-operated store sales for the 26 weeks ended August 2, 2014, decreased $279.7 million, or 17.9%,  when compared with the six months ended July 31, 2013. These decreases in sales were primarily driven by decreased sales in our mobility and retail platforms. Additionally, we operated 80 fewer stores at August 2, 2014,  than we did at July 31, 2013, which contributed to a decrease in consolidated sales and affected the sales results for each platform discussed below.

Mobility Platform. Sales in our mobility platform decreased 24.7% to $669.7 million for the 26 weeks ended August 2, 2014, when compared with $889.6 million for the 26 weeks ended August 3, 2013. These decreases were primarily driven by decreased sales in our postpaid wireless business due to intense wireless carrier promotional activities to incentivize customers to switch networks along with new device financing programs offered by the wireless carriers that were initially only available in the wireless carriers’ stores. Comparable store sales in this platform decreased 24.0% for the 26 weeks ended August 2, 2014, when compared with the comparable prior period.

Retail Platform. Sales in our retail platform decreased 9.7% to $612.3 million for the 26 weeks ended August 2, 2014, compared with $677.9 million for the 26 weeks ended August 3, 2013.  Sales were negatively affected by decreased sales in most categories including batteries, memory players, voice over internet devices, cordless phones and audio cables, which were positively offset by increased sales of music accessories, portable speakers and wellness products.  Comparable store sales in this platform decreased 8.9% for the 26 weeks ended August 2, 2014, when compared with the comparable prior period.

Other Sales. Amounts in other sales reflect our business activities that are not separately reportable, including sales to our independent dealers and franchisees, sales generated by our Mexican subsidiary and our www.radioshack.com website, sales to commercial customers and sales to other third parties through our global sourcing operations. Other sales decreased $19.6 million, or 13.2%, for the 26 weeks ended August 2, 2014, when compared with the six months ended July 31, 2013. These decreases were primarily driven by sales decreases to our independent dealers, our Mexican subsidiary and our www.radioshack.com website. Additionally, we had 81 fewer independent dealers and franchisees at August 2, 2014, than we did at July 31, 2013, which contributed to the decrease.

Gross Profit. Consolidated gross profit decreased $136.1 million, or 21.2%, for the 26 weeks ended August 2, 2014, when compared with the six months ended July 31, 2013. Our consolidated gross margin rate for the 26 weeks ended August 2, 2014, decreased by 1.7 percentage points when compared with the six months ended July 31, 2013,  primarily due to aggressive price competition in our current postpaid and prepaid handset offerings, as well as inventory liquidation reserves partially offset by the shift in product mix to retail from mobility. The decline in gross profit was primarily driven by a 24.7% decrease in sales in the mobility platform.

Selling, General and Administrative Expense. Consolidated SG&A expense decreased $8.6 million, or 1.3%, for the 26 weeks ended August 2, 2014, when compared with the six months ended July 31, 2013. This represents a 7.7 percentage point increase as a percentage of net sales and operating revenues for the 26 weeks ended August 2, 2014,  which was driven by declining sales volumes period over period. Included in the 26 weeks ended August 2, 2014,  is an $8.7 million non-cash loss on elimination of a key executive life insurance program and $8.6 million of estimated employee severance costs in the U.S. and China.  The six months ended July 31, 2013, included a receipt of $5.3 million from a non-merchandise vendor as settlement of a dispute.

Depreciation and Amortization. Depreciation and amortization from continuing operations, including amounts recorded in cost of products sold, was $25.8 million for the 26 weeks ended August 2, 2014, compared with $31.5 million for the six months ended July 31, 2013.

Impairment of Long-lived Assets and Goodwill. Impairments of long-lived assets and goodwill were  $21.4 million for the 26 weeks ended August 2, 2014, compared with $4.2 million for the six months ended July 31, 2013.  Included in the 26 weeks ended August 2, 2014, is $5.7 million related to estimated store closure costs and $12.3 million of goodwill.

Net Interest Expense. Consolidated net interest expense, which is interest expense net of interest income, was $32.5 million for the 26 weeks ended August 2, 2014,  compared with $28.0 million for the six months ended July 31, 2013. Interest expense increased $4.8 million for the 26 weeks ended August 2, 2014, compared with the six months ended July 31, 2013. This change was primarily driven by a higher interest rate on our term loan due in December 2018.

Income Tax Expense. Our effective tax rate was negative 1.2% for the 26 weeks ended August 2, 2014, compared with a 16.7% for the six months ended July 31, 2013.

For the 26 weeks ended August 2, 2014, we continued to provide a valuation allowance against all of our U.S. federal and state deferred tax assets. As a result, we did not record any U.S. federal or state income tax benefit related to our operating loss for the 26 weeks ended August 2, 2014. We continue to provide a valuation allowance against all of the deferred tax assets of our Mexican subsidiary. We continue to recognize income tax expense or benefit related to our other foreign operations and interest accrued on our liabilities for uncertain tax positions. In addition, we continue to recognize income tax expense in certain state jurisdictions.

The effective tax rate for the six months ended July 31, 2013, was affected by a tax benefit associated with the settlement of an Internal Revenue Service examination of tax years 2004 through 2006 in the amount of $14.3 million and by the recognition of previously unrecognized tax benefits of $2.5 million due to the settlement of state income tax matters.

Our federal and certain state net operating losses and federal general business credit carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code if significant ownership changes occur.

Discontinued Operations. We ceased operating all of our Target Mobile centers prior to March 31, 2013. The income (loss) before income taxes for these discontinued operations was zero for the 26 weeks ended August 2, 2014, compared with a loss of $5.2 million for the six months ended July 31, 2013.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 – “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Operating Activities: Cash used in operating activities for the 26 weeks ended August 2, 2014, was $125.0 million, compared with cash provided of $135.9 million for the six months ended July 31, 2013.  Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and changes in working capital components. Net income plus non-cash adjustments to net income was a  loss of  $172.1 million for the 26 weeks ended August 2, 2014, compared with a loss of  $26.8 million for the six months ended July 31, 2013. Cash provided by working capital components was $47.1 million for the 26 weeks ended August 2, 2014, compared with $162.7 million for the six months ended July 31, 2013. The decrease in net income plus non-cash adjustments was primarily driven by our increased net loss for the 26 weeks ended August 2, 2014, when compared with the six months ended July 31, 2013.  The decrease in our cash provided by working capital components was a result of an increase in accounts receivable for the 26 weeks ended August 2, 2014, when compared with a decrease to accounts receivable for the six months ended July 31, 2013.

Investing Activities: Net cash used in investing activities was $25.4 million for the 26 weeks ended August 2, 2014, compared with $15.7 million for the six months ended July 31, 2013. This increase was primarily driven by the timing of increased capital expenditures for the 26 weeks ended August 2, 2014,  compared to the six months ended July 31, 2013. See “Cash Requirements” below in this MD&A regarding our restricted cash and capital expenditures.

Financing Activities: Cash provided by financing activities was  $71.3 million for the 26 weeks ended August 2, 2014, compared with cash used of $83.5 million for the six months ended July 31, 2013. This change was primarily driven by the repayments of long-term debt in the six months ended July 31, 2013,  and the net borrowing of $43 million under our 2018 Credit Facility during the 26 weeks ended August 2, 2014.

SOURCES OF LIQUIDITY

As of August 2, 2014, we had $30.5 million of cash and cash equivalents. Additionally, at August 2, 2014, we had $152.0 million of availability under our 2018 Credit Facility.

Our 2018 Credit Facility matures in December 2018 and provides for an asset-based revolving credit line of $535 million, subject to a borrowing base, which was $284.4 million at August 2, 2014, and a $50 million asset-based term loan. The 2018 Credit Agreement is secured by a lien on substantially all of our assets, including a first priority lien on current assets and  a second priority lien on fixed assets, intellectual property and the equity interests of our direct and indirect subsidiaries.

The availability of credit under our 2018 Credit Facility is limited at any time to the lesser of $535 million and the amount of the revolving borrowing base at such time, in each case, less the principal amount of loans and letters of credit then-outstanding under our 2018 Credit Facility. The revolving borrowing base is based on percentages of eligible accounts receivable and eligible inventory and is subject to certain reserves specified in the 2018 Credit Agreement ("Specified Reserves") for items such as inventory sold in connection with store closures, the amount by which the 2018 Credit Agreement Term Loan exceeds the term loan borrowing base, rent, 50% of gift cards, accounts receivable dilution, ad valorum taxes and shipping costs. General Electric Capital Corporation, as administrative agent, may also establish other reserves in its permitted discretion ("Discretionary Reserves"), which also reduce the revolving borrowing base. At August 2, 2014, Discretionary Reserves impacted the borrowing base by $104.4 million. To date, Discretionary Reserves have been imposed for sales tax, the net amount payable to wireless carriers, if any, wireless carrier chargebacks, excess inventory, trade account receivables, no-contract mobile phone inventory, net orderly inventory liquidation valuation percentages, shrink and payroll expenses. In addition, the revolving borrowing base is reduced by a minimum availability block equal to approximately 10% of the revolving borrowing base. The borrowing capacity is reduced further by a springing block of $35 million at any time availability of credit under the 2018 Credit Facility is less than $150 million. At any time the availability equals or exceeds $150 million, the $35 million springing block is not imposed.

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

As of August 2, 2014, our maximum availability for revolving borrowings under the 2018 Credit Facility was $284.4 million. As of August 2, 2014, letters of credit totaling $89.4 million had been issued,  and we had $43.0 million in outstanding borrowings resulting in $152.0 million of remaining availability for revolving borrowings under our 2018 Credit Facility.  The letters of credit consisted of $37.5 million pledged as collateral for standby letters of credit issued to our casualty insurance providers, $30.7 million related to merchandise vendors and $3.9 million related to depository requirements and miscellaneous.  We had trade letters of credit of $17.3 million.

Refer to Note 5 – “Indebtedness and Borrowing Facilities” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information regarding our 2018 Credit Facility.

We continually assess our liquidity and capital structure and evaluate strategic capital initiatives. These may include, but are not limited to, new debt issuances and debt refinancing or modifications of existing debt, such as the amount of debt outstanding, the types of debt issued and the maturity dates of the debt. These alternatives, if implemented, could materially affect our capital structure, debt ratios and cash balances.

Cash Requirements

Long-term debt: There have been no significant changes to our long-term debt since December 31, 2013. Refer to Note 5 – “Indebtedness and Borrowing Facilities” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, for information regarding our long-term debt.

Capital Expenditures: We currently estimate that our capital expenditures for the year ending January 31, 2015 will be approximately $50 million. U.S. RadioShack company-operated store remodels and relocations and information systems projects will account for the majority of these anticipated capital expenditures. Cash and cash equivalents and cash generated from operating activities, if any, will be used to fund these capital expenditures. Additionally, our 2018 Credit Facility could be utilized to fund capital expenditures.

Restricted Cash: Restricted cash totaled $6.2 million at August 2, 2014, and $66.0 million at December 31, 2013, and is included in other current assets in our Consolidated Balance Sheets. At December 31, 2013, this cash was pledged as collateral for standby and trade letters of credit. We were required to pledge this cash as collateral in connection with the closing of our 2018 Credit Agreement. Subsequent to December 31, 2013, we have withdrawn this cash.

Contractual Obligations: There have been no significant changes to our contractual obligations and commercial commitments outside the ordinary course of business since December 31, 2013. Refer to our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information regarding our contractual obligations and commercial commitments.

Liquidity Outlook

As of August 2, 2014, we had $30.5 million in cash and cash equivalents. Additionally, we had availability under our 2018 Credit Facility of $152.0 million as of August 2, 2014. This resulted in a total liquidity position of $182.5 million at August 2, 2014.

We have experienced losses for the past two years that continued to accelerate into the second quarter of fiscal 2015, primarily attributed to a prolonged downturn in our business. Our ability to generate cash from operations depends in large part on the level of demand for our products and services. We continue to face an uncertain business environment and face a number of fundamental challenges in our mobility business due to consumer interest in handsets available in the market today, aggressive price competition on these products and intense wireless carrier marketing activities. Our retail business also faces the challenge of revamping our product assortment to anticipate and meet our customers’ needs and wants to produce profitable operating margins. We believe these challenging market conditions will continue for the third quarter and possibly the balance of the year.

Given our negative cash flows from operations and in order to meet our expected cash needs for the next twelve months and over the longer term, we will be required to obtain additional liquidity sources, consolidate our store base and possibly restructure our debt and other obligations. We are exploring alternatives and are engaged in discussions with third parties as well as our key financial stakeholders, including our existing lenders, bondholders, shareholders and landlords, in an effort to create a long-term solution. Alternatives include the sale of the company, partnership through a recapitalization and investment agreement, as well as both in and out-of-court restructuring. We presently anticipate announcing a recapitalization alternative, in the near term, which may be our most likely course of action, but we are continuing to evaluate all of our alternatives to restructure existing debt terms and other arrangements to provide additional liquidity. There can be no assurance that we will be able to successfully implement a long-term solution.

If acceptable terms of a sale or partnership or out-of court restructuring cannot be accomplished, we may not have enough cash and working capital to fund our operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern. As a result, we may be required to seek to implement an in-court proceeding under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”). If we commence a voluntary Chapter 11 bankruptcy case, we will attempt to arrange a “pre-packaged” or “pre-arranged” bankruptcy filing. In a “pre-packaged bankruptcy”, we would make arrangements with new and existing creditors for additional liquidity facilities and the restructuring of our existing debt terms, before presenting these arrangements to the bankruptcy court for approval. In the absence of a “pre-packaged” bankruptcy, we would consider a “pre-arranged” bankruptcy filing, in which we would reach agreement on the material terms of a plan of reorganization with key creditors prior to the commencement of the bankruptcy case. An in-court restructuring proceeding would cause a default on our debt with our current lenders.

We anticipate that in the near term we will seek to pursue one of the alternatives described above which may include a restructuring of existing debt terms and other arrangements to provide additional liquidity. As part of the various alternatives, we may begin a program to close a number of underperforming stores and other measures to make reductions in our cost structure. However, the actual number of store closures could vary considerably depending on the specific restructuring alternative implemented. Absent an agreed upon restructuring plan, the store closure program would require consent from our lenders.

There can be no assurance that any of these efforts will be successful. Each of the foregoing alternatives may have materially adverse effects on our business and on the market price of our securities.

NYSE Delisting Notice: On July 24, 2014, we were notified by the NYSE that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price for continued listing on NYSE under Rule 802.01C of the NYSE Listed Company Manual.

Under NYSE rules, we have six months following receipt of the notification to regain compliance with the minimum share price requirement. We can regain compliance at any time during the six-month cure period if our common stock has a closing share price of at least $1.00 on the last trading day of any calendar month during the period and also has an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month or on the last day of the cure period.

The notice has no immediate impact on the listing of our common stock, which will continue to trade on NYSE under the symbol “RSH”. We intend to actively monitor the closing share price for our common stock and will consider available options to resolve the deficiency and regain compliance with Rule 802.01C of the NYSE Listed Company Manual.

If our common stock ultimately were to be delisted for any reason, it could: (1) reduce the liquidity and market price of our common stock and (2) negatively impact our ability to conduct equity financings and access the public capital markets.

Capitalization

The following table sets forth information about our capitalization on the dates indicated:

	August 2,		February 1,		December 31,
	2014		2014		2013
(In millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent

Current maturities of long-term debt	$1.1	0.2%	$1.1	0.1%	$1.1	0.1%
Long-term debt, excluding current
maturities	656.9	110.4	613.0	78.3	613.0	74.7
Total debt	658.0	110.6	614.1	78.4	614.1	74.8
Stockholders' (deficit) equity	(63.0)	(10.6)	168.7	21.6	206.4	25.2
Total capitalization	$595.0	100.0%	$782.8	100.0%	$820.5	100.0%

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Matters discussed in MD&A and in other parts of this report include forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are statements that are not historical and may be identified by the use of words such as “expect,” “anticipate,” “believe,” “estimate,” “potential” or similar words. These matters include statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013,  and Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q for the 13 weeks ended August 2, 2014. Management cautions that forward-looking statements are not guarantees and our actual results could differ materially from those expressed or implied in the forward-looking statements.

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

ITEM 1A . RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors as previously disclosed in our 2013 Annual Report under Part I, “Item 1A. –  Risk Factors”. In addition to the information below and the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in our 2013 Annual Report which could materially affect our business, financial condition or future results. The risks described in our 2013 Annual Report and herein are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

There is substantial doubt about our ability to continue as a going concern.

We have experienced losses for the past two years that continued to accelerate into the second quarter of fiscal 2015, primarily attributed to a prolonged downturn in our business. We may not have enough cash and working capital to fund our operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern.

In order to meet our expected cash needs for the next twelve months and over the longer term, we will be required to obtain additional liquidity sources, consolidate our store base and possibly restructure our debt and other obligations.  In connection with our restructuring efforts, we are exploring alternatives and are engaged in discussions which include the sale of the company, partnership through a recapitalization and investment agreement, as well as both in and out-of-court restructuring alternatives. There can be no assurance that any of these efforts will be successful.

Our shares may be delisted from the New York Stock Exchange. Our stock price has been volatile and any investment in our common stock could suffer a significant decline or total loss in value. Furthermore, we are not currently in compliance with and cannot assure you that we will be able to regain and maintain compliance with the continued listing standards of the NYSE.

Our common stock is currently listed on the NYSE. We must satisfy certain minimum listing maintenance requirements to maintain such listing, including maintaining a minimum share price of $1.00 per share for our common stock.

On July 24, 2014, we received a written notification from the NYSE, notifying us that we are not in compliance with NYSE Listed Company Manual Rule 802.01C (the “Rule”) because our common stock traded below the minimum average closing share price of $1.00 during the last 30 consecutive trading days. The notification has no immediate effect on the listing of our common stock. Under the applicable rules of the NYSE, we must notify the NYSE within 10 business days of receipt of the non-compliance notice that we intend to cure the deficiency. We have notified the NYSE within this time period that we intend to cure the deficiency. We have six months from receipt of the non-compliance notice to cure the deficiency and regain compliance. Compliance can be achieved by having a closing price of at least $1.00 per share on the last trading day of any calendar month during the six-month cure period and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. Notwithstanding the foregoing, if we determine to remedy the non-compliance by taking action that will require shareholder approval, such as a reverse stock split, the NYSE will continue to list the common stock pending shareholder approval by no later than the Company’s next annual meeting, and the implementation of such action promptly thereafter. The deficiency would be cured if the price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days. The delisting of our stock from the NYSE could result in even further reductions in our stock price, would substantially limit the liquidity of our common stock, and materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from the NYSE could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

Furthermore, if we are not in compliance with the NYSE’s continued listing standards by January 24, 2015, the NYSE staff will initiate suspension and delisting proceedings as it deems appropriate.

Because we face significant uncertainties relating to our ability to generate sufficient cash flows from operations and to continue to operate our business, our stock price is volatile and any investment in our common stock could suffer a significant decline or total loss in value. Furthermore, we may not be able to regain or maintain compliance with the continued listing standards of the NYSE.

ITEM 6. EXHIBITS

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this Quarterly Report on Form 10-Q is set forth in the Index to Exhibits on page 33.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J
RADIOSHACK CORPORATION

September 11, 2014	By:	/s/ John W. Feray
John W. Feray
Executive Vice President - Chief Financial Officer
(principal financial officer)

September 11, 2014	By:	/s/ William R. Russum
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