Form 10-Q
period 2014-11-01
RADIOSHACK CORP
filed 2014-12-11
CIK 96289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended November 1, 2014

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

The number of shares outstanding of the issuer's Common Stock, $1 par value, on November 30, 2014, was 100,702,386 (excluding 1,427,489 shares of restricted stock that were outstanding on such date)

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RADIOSHACK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	13 Weeks Ended	Three Months Ended	39 Weeks Ended	Nine Months Ended
	November 1,	October 31,	November 1,	October 31,
(In millions, except per share amounts)	2014	2013	2014	2013
Net sales and operating revenues	$650.2	$775.4	$2,060.7	$2,485.2
Cost of products sold (includes depreciation amounts of $1.9 million,
$2.3 million, $6.8 million, and $6.7 million, respectively)	436.0	534.2	1,340.2	1,601.6
Gross profit	214.2	241.2	720.5	883.6

Operating expenses:
Selling, general and administrative	313.8	352.8	973.3	1,020.9
Depreciation and amortization	11.9	14.6	37.7	46.1
Impairment of long-lived assets and goodwill	2.6	2.4	24.0	6.6
Total operating expenses	328.3	369.8	1,035.0	1,073.6

Operating loss	(114.1)	(128.6)	(314.5)	(190.0)

Interest income	0.2	0.2	1.2	0.9
Interest expense	(18.4)	(10.2)	(51.9)	(38.9)
Other loss (See Note 4)	(28.1)	—	(28.1)	(0.3)

Loss from continuing operations before income taxes	(160.4)	(138.6)	(393.3)	(228.3)
Income tax expense (benefit)	0.7	(2.7)	3.5	(17.7)

Loss from continuing operations	(161.1)	(135.9)	(396.8)	(210.6)
Discontinued operations, net of income taxes	—	—	—	(5.5)

Net loss	$(161.1)	$(135.9)	$(396.8)	$(216.1)

Basic and diluted net loss per share:
Loss per share from continuing operations	$(1.58)	$(1.35)	$(3.89)	$(2.09)
Loss per share from discontinued operations	—	--	—	(0.05)
Net loss per share	$(1.58)	$(1.35)	$(3.89)	$(2.14)

Shares used in computing net loss per share:

Basic and diluted	102.0	101.1	101.9	100.8

Comprehensive loss	$(161.3)	$(136.6)	$(396.5)	$(216.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

	November 1,	February 1,	December 31,
(In millions, except share amounts)	2014	2014	2013
Assets
Current assets:
Cash and cash equivalents	$43.3	$109.6	$179.8
Accounts and notes receivable, net	152.0	154.1	211.9
Inventories	666.4	807.8	802.3
Other current assets	100.2	80.1	139.0
Total current assets	961.9	1,151.6	1,333.0

Property, plant and equipment, net	164.5	186.3	187.2
Other assets, net	73.9	72.7	71.0
Total assets	$1,200.3	$1,410.6	$1,591.2

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$0.1	$1.1	$1.1
Accounts payable	158.1	234.7	376.4
Accrued expenses and other current liabilities	204.1	206.4	207.1
Total current liabilities	362.3	442.2	584.6

Long-term debt, excluding current maturities	841.4	613.0	613.0
Other non-current liabilities	183.3	186.7	187.2
Total liabilities	1,387.0	1,241.9	1,384.8

Commitments and contingencies (See Note 9)

Stockholders’ (deficit) equity:
Preferred stock, no par value, 1,000,000 shares authorized:
Series A junior participating, 300,000 shares designated and none issued	—	—	—
Common stock, $1 par value, 650,000,000 shares authorized;
146,033,000 shares issued	146.0	146.0	146.0
Additional paid-in capital	159.6	122.9	123.6
Retained earnings	520.6	923.0	960.6
Treasury stock, at cost; 45,338,000, 45,686,000,
and 45,735,000 shares, respectively	(1,006.4)	(1,016.4)	(1,017.7)
Accumulated other comprehensive loss	(6.5)	(6.8)	(6.1)
Total stockholders’ (deficit) equity	(186.7)	168.7	206.4
Total liabilities and stockholders’ (deficit) equity	$1,200.3	$1,410.6	$1,591.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

	39 Weeks Ended	Nine Months Ended
	November 1,	October 31,
(In millions)	2014	2013
Cash flows from operating activities:
Net loss	$(396.8)	$(216.1)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	44.5	53.6
Deferred income taxes	—	0.9
Amortization of discounts on long-term debt	2.8	6.0
Impairment of long-lived assets and goodwill	24.0	6.6
Stock-based compensation	5.2	6.2
Provision for credit losses and bad debts	0.8	0.1
Write-off of debt issuance costs and debt discount	25.4	—
Other non-cash items	8.2	3.4
Changes in assets and liabilities:
Accounts and notes receivable	2.0	185.2
Inventories	140.9	184.8
Other current assets	(13.2)	(16.9)
Accounts payable	(93.6)	54.9
Accrued expenses and other	0.7	(0.8)
Income taxes	(0.4)	(0.3)
Net change in liability for unrecognized tax benefits and accrued interest	2.5	(16.1)
Other	4.1	(1.6)
Net cash (used in) provided by operating activities	(242.9)	249.9

Cash flows from investing activities:
Additions to property, plant and equipment	(39.8)	(32.6)
Proceeds from sale of property, plant and equipment	—	6.4
Changes in restricted cash	3.0	25.2
Other investing activities	0.1	—
Net cash used in investing activities	(36.7)	(1.0)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	650.5	—
Repayments of long-term debt	(420.7)	(286.9)
Payments of debt issuance costs	(33.8)	(0.8)
Changes in cash overdrafts	17.3	(67.8)
Net cash provided by (used in) financing activities	213.3	(355.5)

Net decrease in cash and cash equivalents	(66.3)	(106.6)
Cash and cash equivalents, beginning of period	109.6	403.2
Cash and cash equivalents, end of period	$43.3	$296.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIOSHACK CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

In November 2013, our Board of Directors approved a change in our fiscal year end from December 31 to the Saturday nearest January 31 of each year. The change, which aligns our reporting cycle with the National Retail Federation 4-5-4 fiscal calendar and is expected to provide for more consistent quarter-to-quarter comparisons, is effective for our 2015 fiscal year. Our 2015 fiscal year began on February 2, 2014, and will end January 31, 2015, resulting in a transition period, that began January 1, 2014, and ended February 1, 2014, our 2014 fiscal year. This Form 10-Q includes the unaudited results for the 13 weeks and 39 weeks ended November 1, 2014, and the three and nine months ended October 31, 2013. Prior period information has been recast to the month end dates that most closely align with the new fiscal calendar. The prior period financial statements have not been recast on a 4-5-4 calendar basis because it was impractical.

Throughout this report, the terms “our,” “we,” “us,” “Company,” and “RadioShack” refer to RadioShack Corporation, including its subsidiaries. We prepared the accompanying unaudited condensed consolidated financial statements, which include the accounts of RadioShack and all majority-owned domestic and foreign subsidiaries, in accordance with the rules of the Securities and Exchange Commission. Accordingly, we did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments of a normal recurring nature considered necessary for a fair statement are included. However, our operating results for the 13 weeks and 39 weeks ended November 1, 2014, and the three and nine months ended October 31, 2013, do not necessarily indicate the results you might expect for the full year. For further information, refer to our consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. We have reclassified certain prior period amounts to conform to the current period presentation.

LIQUIDITY

We have experienced losses for the past two years that continued to accelerate into the third quarter of fiscal 2015, primarily attributed to a prolonged downturn in our business. Our ability to generate cash from operations depends in large part on the level of demand for our products and services. We continue to face an uncertain business environment and a number of fundamental challenges in our mobility business due to lack of availability of new devices launched during the period, aggressive price competition and intense wireless carrier marketing activities. Our retail business also faces the challenge of revamping our product assortment to anticipate and meet our customers’ needs and wants to produce profitable operating margins. We believe these challenging market conditions will continue into fiscal year 2016.

Given our negative cash flows from operations and our expected cash needs for the next twelve months and over the longer term as discussed in Note 4 – “Restructuring and Impairment,” we entered into definitive agreements to provide additional near-term liquidity and serve as a first step in our efforts to effect our recapitalization.  We continue tightly managing our cash and monitoring our liquidity position and have implemented a number of initiatives to conserve our liquidity position.

As part of the anticipated next phase of the recapitalization plan, we continue to explore alternatives and have engaged in discussions with our existing and potential new lenders in an effort to create a long-term solution. If we do not improve our cash flow from operations and refinance our existing debt, we may not have enough cash and working capital to continue to fund our operations beyond the near term, which raises substantial doubt about our ability to continue as a going concern.

To date, we have closed 175 underperforming stores since the beginning of the current fiscal year. We may close additional underperforming stores and take other measures to reduce our cost structure. The actual number of store closures could vary considerably depending on the specific restructuring alternative implemented. Our ability to close stores is limited by covenants contained in our debt agreements, and prior efforts to obtain consents from our lenders to close greater numbers of stores have been unsuccessful.

There can be no assurance that our efforts to further restructure our debt or operations will be successful. Even if successful, our restructuring efforts could have materially adverse effects on our business and on the market price of our securities. If our restructuring efforts are not successful, or cannot be completed in a timely manner, or if we are unable to improve our  liquidity or if we fail to meet certain conditions of the recapitalization plan described in Note 4 – “Restructuring and Impairment,” we may be required to seek to implement in-court bankruptcy proceedings, which could result in a default on our debt with our lenders and/or the liquidation of the Company and the loss of your investment in the Company.

As of November 1, 2014, we had $43.3 million in cash and cash equivalents. Additionally, we had availability under our 2018 Credit Facility of $19.3 million as of November 1, 2014. This resulted in a total liquidity position of $62.6 million at November 1, 2014.

On December 1, 2014, the Company received a notice of default and acceleration asserting that events of default have occurred and are continuing under the SCP Credit Agreement (defined below). The Company disagrees with the assertions contained in the notice of default that any event of default has occurred. See Note 12 – “Subsequent Events” for further discussion.

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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-12.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15.

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

Net sales and operating revenues related to these discontinued operations were zero for the 13 weeks and 39 weeks ended November 1, 2014,  compared with zero and $46.6 million for the three and nine months ended October 31, 2013.  The income (loss) before income taxes for these discontinued operations was zero for the 13 weeks and 39 weeks ended November 1, 2014, compared with losses of zero and $5.2 million for the three and nine months ended October 31, 2013.

NOTE 4 – RESTRUCTURING AND IMPAIRMENT

As announced on October 3, 2014, we entered into definitive agreements to provide additional near-term liquidity and serve as a first step in efforts to effect a recapitalization of our business. A summary of the material terms of these agreements is included below.

Loan Sale Agreement. We, together with certain of our subsidiaries designated as credit parties, entered into the Loan Sale Agreement (the “Loan Sale Agreement”) with General Electric Capital Corporation (“GE Capital”), certain other entities party thereto (together with GE Capital, collectively, the “Sellers”), General Retail Holding L.P. (“GRH”) and General Retail Funding LLC (“GR Funding” and, together with GRH, the “Purchasers”) and, solely with respect to Section 7(h) of the Loan Sale Agreement, Standard General Master Fund L.P. and certain of its affiliates. The Purchasers are affiliates of Standard General L.P. (“Standard General”). Pursuant to the Loan Sale Agreement, each Seller sold to the Purchasers all of such Seller’s interest in the loans, commitments and other financial accommodations to or for our benefit, as evidenced by the 2018 Credit Agreement (defined below), together with the instruments, documents and agreements delivered in connection with the 2018 Credit Agreement. However, under the Loan Sale Agreement, we released the Sellers from specified liabilities and agreed to indemnify the Sellers for specified matters as described in Section 7 of the Loan Sale Agreement.

First Amendment to 2018 Credit Agreement. We, together with certain of our subsidiaries designated as credit parties, entered into the First Amendment to Credit Agreement dated as of October 3, 2014, (the “First Amendment”) with the lenders party thereto and Cantor Fitzgerald Securities (“Cantor”), in its capacity as the successor to GE Capital as the administrative agent for the lenders (the “ABL Agent”). The First Amendment amends the Credit Agreement dated as of December 10, 2013 (as amended by the First Amendment, the “2018 Credit Agreement”) among the Company, certain of our subsidiaries that are designated as credit parties, the lenders party thereto and the ABL Agent.

The First Amendment subdivided the revolving credit commitments under the 2018 Credit Agreement into (1) a facility of an aggregate principal amount of up to $275.0 million of outstanding revolving loans to be converted into term loans, (2) a facility available solely for letters of credit in an aggregate principal amount of up to $120.0 million, and (3) a facility available solely for revolving loans in an aggregate principal amount of up to $140.0 million, in each case on the terms and subject to the conditions set forth therein.

The First Amendment includes an agreement among the parties to release the discretionary borrowing base reserves under the 2018 Credit Agreement, and restore the methods used to calculate the borrowing base to those used in December 2013, in each case until the earlier of an event of default or March 15, 2015. After such time, the lenders may impose discretionary reserves and change the method of calculating the borrowing base. These changes increased the amount of borrowing availability as of October 3, 2014, by approximately $142.3 million, which was immediately accessed by us.

In addition to subdividing the facilities described above, the First Amendment also amended the 2018 Credit Agreement to permit the letter of credit lenders under the 2018 Credit Agreement to convert funded obligations owed to them into shares of a new series of our preferred stock as described below under the “Recapitalization and Investment Agreement.” The First Amendment also adds an additional event of default under the 2018 Credit Agreement that would result if certain steps under the Recapitalization Agreement are not completed on or before March 15, 2015. These steps include (1) entry into an amendment to, or a replacement contract for, our current contract with a third party supplier described below under the “Recapitalization and Investment Agreement,” (2) completion of the Rights Offering described below, and (3) taking the necessary actions to ensure that our board of directors is reconstituted as contemplated by the Recapitalization Agreement described below.

The First Amendment also includes certain other amendments that will become effective upon (1) a refinancing of the Credit Agreement, dated as of December 10, 2013 (the “SCP Credit Agreement”), among the Company, certain of our subsidiaries, the lenders party thereto (the “SCP Lenders”), and Salus Capital Partners, LLC (“Salus”) as agent for the SCP Lenders (“the “SCP Agent”) or (2) an amendment to the SCP Credit Agreement that incorporates these same amendments. The additional amendments to the 2018 Credit Agreement include (1) eliminating the prohibition against sale/leaseback transactions, (2) permitting the sale of inventory and other assets outside of the ordinary course of business in connection with store closings, (3) permitting the sale of distribution centers, and (4) allowing us to amend wireless carrier contracts without the consent of the ABL Agent.

Recapitalization and Investment Agreement. We also entered into a Recapitalization and Investment Agreement (as amended, the “Recapitalization Agreement”) with GRH. The Recapitalization Agreement provides for, among other things:

•

The distribution by us to our stockholders of transferrable rights to subscribe to purchase an aggregate of 150,000 shares of our preferred stock (“Preferred Stock”), at a price of $800.00 per share of Preferred Stock, during a specified period of time (the “Rights Offering”). The Preferred Stock offered pursuant to the Rights Offering will be convertible in the aggregate into 300 million shares of our common stock (“Common Stock”). The purchase price payable for Preferred Stock upon the exercise of the rights equates to $0.40 per share of Common Stock. The stockholders will have the option to purchase their pro rata portion of Preferred Stock offered in the Rights Offering. Subject to the satisfaction of the conditions set forth in the Rights Agreement, the Rights Offering is currently expected to be completed in the first quarter of 2015.

•

The issuance by us to GRH of 150,000 shares of Preferred Stock, which will be convertible into 300 million shares of Common Stock, in exchange for (1) the cancellation of the outstanding letter of credit reimbursement obligations to the extent we contemporaneously reduce or terminate the commitments of GRH to issue (or cause to be issued) letters of credit under the 2018 Credit Agreement and (2) our rights to receive all amounts withdrawn by GRH from its cash collateral account upon any reduction or termination by us of the commitments of GRH to issue (or cause to be issued) letters of credit under the terms of the 2018 Credit Agreement. This purchase, which will be completed concurrently with the completion of the Rights Offering, is referred to as the “Sponsor Conversion.”

•

The issuance by us to GRH of an additional 50,000 shares of Preferred Stock, which will be convertible into 100 million shares of Common Stock, concurrently with the completion of the Rights Offering and the Sponsor Conversion is in consideration of GRH having arranged the transactions described above.

•

The 50,000 shares of Preferred Stock issuable to GRH described above is subject to reduction in certain circumstances as provided in an amendment to the Recapitalization Agreement, dated November 26, 2014.  However, the total number of shares of Preferred Stock issuable by us in connection with the transactions described above would not be subject to reduction.

The percentage of equity securities that GRH and other investors will own as a result of this transaction will depend upon the level of participation, if any, in the Rights Offering. Depending upon such participation level, existing stockholders and their transferees (including affiliates of Standard General with respect to their existing holdings) will own between 20% and 50% of the Common Stock on an as-converted basis.

The terms of the Preferred Stock will be provided in a certificate of designation to be filed by us with the Secretary of State of the State of Delaware. Material terms of the Preferred Stock are set forth in the term sheet (“Preferred Stock Term Sheet”), which is incorporated herein by reference to Exhibit 2.1 to our Form 8-K filed on October 7, 2014. Subject to certain limitations as described in the Preferred Stock Term Sheet, (1) the holders of Preferred Stock will vote together with the holders of Common Stock (on an as-converted basis) on all matters and (2) each share of Preferred Stock will be convertible into 2,000 shares of Common Stock. If the Preferred Stock is not converted into Common Stock prior to the 90th day following the issuance of the Preferred Stock, the holders of Preferred Stock will be entitled to dividends accruing at 10% per annum, which rate will increase to 20% six months after initial issuance. The Preferred Stock dividends will be payable in-kind until the date that is 18 months after initial issuance. As more fully described in the Preferred Stock Term Sheet, the conversion and voting rights of any person or group acquiring equity securities in the transaction would be limited to 34.9% of the total voting power of our voting stock so long as greater voting power would accelerate our debt.

Immediately following the completion of the Rights Offering and the Sponsor Conversion, our board of directors will be reconstituted to consist of our CEO, two independent directors reasonably acceptable to us and GRH and four individuals nominated by GRH (of which at least two must satisfy the New York Stock Exchange listing requirements for director independence). We and GRH will also enter into an Investor Rights Agreement providing for the director designation rights and for customary registration rights.

GRH’s obligation to complete the Sponsor Conversion is subject to (1) the entry into an amendment to, or a replacement contract for, our current contract with a third party supplier (which expires by its terms on December 31, 2014) on terms that are equivalent or more favorable, taken as a whole, to us than the terms of the existing contract, (2) us having at least $100 million of available cash and borrowing capacity at January 15, 2015, and (3) our management developing, reasonably and in good faith, an operating plan and budget for fiscal year 2016 that is accepted by our board of directors and contemplates earnings (excluding specified cash and non-cash charges) before interest, taxes, depreciation and amortization of at least $75.4 million, as well as other customary closing conditions. There is no assurance that these closing conditions will be met.

For example, we have not amended, or replaced, our current contract with a third-party supplier (which expires by its terms on December 31, 2014) on terms that are equivalent or more favorable, taken as a whole, to us than the terms of the existing contract.  Additionally, if our results do not improve, we will not have at least $100 million of available cash and borrowing capacity at January 15, 2015. We also may not be able to develop, reasonably and in good faith, an operating plan and budget for fiscal year 2016 that would be accepted by our board of directors and contemplates earnings (excluding specified cash and non-cash charges) before interest, taxes, depreciation and amortization of at least $75.4 million. Further, it is a condition that no default or event of default shall have occurred and be continuing under our 2018 Credit Agreement, the SCP Credit Agreement or our 2019 Notes.

The Recapitalization Agreement also contains representations, warranties and covenants, including covenants providing for the establishment of a six-person transaction committee to consist of three members designated by GRH, our CEO, our CFO and one other representative appointed by us. The transaction committee oversees and coordinates discussions regarding the recapitalization transactions and the implementation of an interim operating plan for us, but does not have authority to bind us or oversee our business.

The Recapitalization Agreement also contains restrictions on our ability to initiate, solicit or encourage any inquiries or the making of any proposal or offer that would be a competing proposal to the transactions contemplated by the Recapitalization Agreement, as well as our ability to enter into discussions, negotiations or agreements regarding such a competing proposal.

Under the Recapitalization Agreement, we are obligated to enter into a merger agreement with a newly formed, wholly owned subsidiary of our company and seek stockholder approval of the merger promptly after the consummation of the Rights Offering. Our certificate of incorporation, as the surviving corporation in the merger, would provide for an increased number of authorized shares of Common Stock that is at least sufficient to allow for conversion of all of the shares of Preferred Stock and for a decrease in the Common Stock par value to $0.01 per share.

The Recapitalization Agreement contains customary termination provisions and may be terminated by either party if the consummation of the Rights Offering and the Sponsor Conversion do not occur on or before March 15, 2015.

We incurred financing fees of $39.6 million in connection with these transactions. $36.9 million of these costs were capitalized and will be amortized over the remaining term of the agreements. $2.7 million in costs were expensed during the period. In addition, unamortized costs of $24.1 million and $1.3 million in debt discount relating to the 2018 Credit Agreement were written off during the period which resulted in a total expense of $28.1 million included in other loss within our Condensed Consolidated Statements of Comprehensive Income.

The Sponsor Conversion and other direct issuances of Preferred Stock pursuant to the Recapitalization Agreement contain conversion features and are freestanding equity-linked instruments. We performed analyses on the conversion features which met the criteria under Accounting Standards Codification Topic 815 “Derivatives and Hedging” for equity classification. Therefore, we recorded these conversion features as components of debt and equity at their relative fair values. The Rights Offering has similar characteristics as a non-cash dividend and has been recorded at fair value as a component of shareholder’s equity.

Impairment. As discussed in Note 1 – “Basis of Presentation – Liquidity,” we have experienced losses for the past two years that continued into the third quarter of fiscal 2015, primarily attributed to a prolonged downturn in our business, which continues to impact our overall liquidity. Also, on July 24, 2014,  we were notified by the New York Stock Exchange (“NYSE”) that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price for continued listing on the NYSE. See Note 9 – “Commitments and Contingencies” for further discussion. Together, we believed these circumstances were triggering events and required an evaluation of our long-lived assets during the second quarter.

During the second quarter, we evaluated our goodwill balance, with the goodwill assigned to our Mexican subsidiary being the primary component.

In step 1 of the two-step impairment test, we compared the carrying amount, including assigned goodwill, to the fair value of our Mexican subsidiary. We estimated fair value by equally weighting the results from the income approach and market approach. The significant assumptions employed in determining fair value included, but were not limited to, projected financial information, growth rates, terminal value, discount rates, and multiples from publicly traded companies that are comparable to our Mexican subsidiary. Due to the less than anticipated operating results of the U.S. operations, we prepared a multi-year projection based upon updated assumptions, which included a reduction in the Mexican subsidiary’s planned expansion. The result of these assumptions was a significant reduction in sales and gross profits in our multi-year projection which was the primary factor determining that the fair value of our Mexican subsidiary was less than the carrying amount. As a result, step 2 of the two-step impairment test was required in order to measure the amount of goodwill impairment, if any.

In step 2, the fair value measured in step 1 of our Mexican subsidiary was allocated to its assets and liabilities to determine the implied fair value of the goodwill, if any. We calculated the implied fair value of our Mexican subsidiary’s goodwill to be zero compared to its carrying value of $12.3 million, resulting in an impairment charge of $12.3 million. The impairment charges were recorded in the 13 weeks ended August 2, 2014, as impairment of long-lived assets and goodwill within our Condensed Consolidated Statements of Comprehensive Income.

Restructuring.  As part of the anticipated next phase of the restructuring plan, we may begin a program to close a number of underperforming stores and other measures to make reductions in our cost structure. However, the actual number of store closures could vary considerably depending on the specific restructuring alternative implemented. The store closure program would require consent from our lenders. There is no assurance the restructuring plan will be achieved and other alternatives could result in materially higher restructuring costs. Estimated store closure costs of $6.9 million ($5.7 million and $1.2 million, respectively for the second and third quarters) related to the impairment of store leasehold improvements and fixtures have been recorded as impairment of long-lived assets and goodwill within our Condensed Consolidated Statements of Comprehensive Income. "

Estimated employee severance costs of $8.2 million relate to the elimination of full-time and part-time positions, primarily related to the corporate office, stores, store support, field management and consolidation of facilities in China. These costs are included as selling, general and administrative expenses within our Condensed Consolidated Statements of Comprehensive Income. Inventory reserves of $8.4 million ($2.7 million and $5.7 million, respectively for the second and third quarters) are based on the estimated liquidation value of the inventory on hand during the liquidation phase of the restructuring plan. These expenses have been recorded as cost of products sold within our Condensed Consolidated Statements of Comprehensive

Income. In addition to these expenses, we estimate future lease termination costs upon exiting stores to be in the range of $15 million to $25 million.

NOTE 5 – INDEBTEDNESS AND BORROWING FACILITIES

Debt consists of the following:

	November 1,	February 1,	December 31,
(In millions)	2014	2014	2013

2018 Credit Facility	$233.9	$--	$--
Credit facility term loan due in December 2018	50.0	50.0	50.0
Term loan due in December 2018	250.0	250.0	250.0
6.75% unsecured notes due in May 2019	325.0	325.0	325.0
Other	0.2	1.2	1.4
	859.1	626.2	626.4
Unamortized debt discounts	(17.6)	(12.1)	(12.3)
	841.5	614.1	614.1
Less current portion of:
Other	0.1	1.1	1.1
Total long-term debt	$841.4	$613.0	$613.0

See Note 4 – “Restructuring and Impairment” for further discussion of the restructuring of our debt.

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

The following table reconciles the numerator and denominator used in the basic and diluted net loss per share calculations for the periods presented:

	13 Weeks Ended	Three Months Ended	39 Weeks Ended	Nine Months Ended
	November 1,	October 31,	November 1,	October 31,
(In millions)	2014	2013	2014	2013

Numerator:
Loss from continuing operations	$(161.1)	$(135.9)	$(396.8)	$(210.6)
Discontinued operations, net of taxes	—	—	—	(5.5)
Net loss	$(161.1)	$(135.9)	$(396.8)	$(216.1)

Denominator:
Weighted-average common shares outstanding	102.0	101.1	101.9	100.8
Dilutive effect of stock-based awards	—	—	—	—
Weighted-average shares for diluted net loss per share	102.0	101.1	101.9	100.8

The following table includes common stock equivalents that were not included in the calculation of diluted net loss per share for the periods presented. These securities could be dilutive in future periods.

	13 Weeks Ended	Three Months Ended	39 Weeks Ended	Nine Months Ended
	November 1,	October 31,	November 1,	October 31,
(In millions)	2014	2013	2014	2013

Employee stock options (1) (2)	7.0	7.6	7.0	7.6
Warrants to purchase common stock (3)	—	15.8	—	15.8

(1)

Certain employee stock options were excluded from weighted-average shares for diluted net loss per share because the exercise prices exceeded the average market price of our common stock during the period and the effect of their inclusion would be antidilutive. For both the 13 weeks and 39 weeks ended November 1, 2014,  7.0 million employee stock options were excluded for this reason, compared with 4.2 million for both the three and nine months ended October 31, 2013.

(2)

Certain employee stock options were excluded from weighted-average shares for diluted net loss per share because the effect of their inclusion would reduce our net loss per share and would be antidilutive. For the 13 weeks and 39 weeks ended November 1, 2014, no employee stock options were excluded from these periods for this reason. For the three and nine months ended October 31, 2013,  3.4 million employee stock options were excluded from these periods for this reason.

(3)

These common stock equivalents were excluded because the exercise price ($35.88 per share for all periods) exceeded the average market price of our common stock during these periods and the effect of their inclusion would be antidilutive. The warrants expired in March 2014.

NOTE 7 – FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(In millions)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

13 Weeks Ended November 1, 2014
Long-lived assets held and used	$0.8	$—	$—	$0.8

Period Ended February 1, 2014
Long-lived assets held and used	$0.6	$—	$—	$0.6

Year Ended December 31, 2013
Long-lived assets held and used	$9.6	$—	$—	$9.6

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

U.S. RadioShack Company-Operated Stores: For the 13 weeks ended November 1, 2014, and for the period ended February 1, 2014, long-lived assets held and used in certain locations of our U.S. RadioShack company-operated stores segment with a total carrying value of $3.4 million and $1.1 million, were written down to their fair value of $0.8 million and $0.6 million, resulting in impairment charges of $2.6 million and $0.5 million, respectively.

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

Fair Value of Equity-Linked Instruments: As discussed in Note 4 – “Restructuring and Impairment”, the Recapitalization Agreement contains conversion features which are equity-linked instruments, and are recorded at fair value. Fair value on the conversion instruments are determined by using observable inputs such as indicated market prices and unobservable inputs such as conversion amounts, estimates of per share value, and probability of achieving the required conditions for mandatory conversion.

Carrying amounts and the related estimated fair values of equity-linked instruments are as follows:

Basis of Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	of Assets	Identical Items	Inputs	Inputs
(In millions)	(Liabilities)	(Level 1)	(Level 2)	(Level 3)

As of November 1, 2014
Equity-linked instruments	$42.5	$—	$—	$42.5

Fair Value of Financial Instruments: Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and long-term debt. With the exception of long-term debt, the financial statement carrying amounts of these items approximate their fair values due to their short-term nature. The estimated fair values of our 6.75% unsecured notes due in 2019 (“2019 Notes”) as of November 1, 2014, February 1, 2014,  and December 31, 2013, our secured term loans as of August 2, 2014, and for our 2018 Credit Facility as of August 2, 2014, are determined using quoted market prices, when available. If quoted market prices are not available, the fair value is estimated using indicated market prices. The estimated fair values use both observable and unobservable inputs in a cash flow model. The unobservable inputs reflect assumptions regarding expected spreads and discount rates. Observable inputs consist of 1-month and 3-month LIBOR rates. At February 1, 2014,  and December 31, 2013, estimated fair values of our secured term loans approximate their carrying values due to the recentness of these borrowings.

Carrying amounts and the related estimated fair values of our long-term debt financial instruments are as follows:

			Basis of Fair Value Measurements
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
	Carrying	Fair Value	Identical Items	Inputs	Inputs
(In millions)	Amount	of Liabilities	(Level 1)	(Level 2)	(Level 3)

As of November 1, 2014
2018 Credit Facility	$233.9	$223.1	$—	$—	$223.1
Secured term loans	$283.8	$279.1	$—	$—	$279.1
2019 Notes	$323.6	$122.1	$—	$122.1	$—
Other	$0.2	$0.2	$—	$—	$0.2

As of February 1, 2014
Secured term loans	$289.6	$289.5	$—	$—	$289.5
2019 Notes	$323.4	$195.0	$—	$195.0	$—
Other	$1.1	$1.1	$—	$—	$1.1

As of December 31, 2013
Secured term loans	$289.4	$289.4	$—	$—	$289.4
2019 Notes	$323.3	$197.9	$—	$197.9	$—
Other	$1.4	$1.4	$—	$—	$1.4

NOTE 8 – INCOME TAXES

We continue to provide a valuation allowance against all of our U.S. federal and state deferred tax assets. As a result, we did not record any U.S. federal or state income tax benefit related to our operating losses for the 39 weeks ended November 1, 2014. We continue to provide a valuation allowance against all of the deferred tax assets of our Mexican subsidiary. We continue to recognize income tax expense or benefit related to our other foreign operations and interest accrued on our liabilities for uncertain tax positions. In addition, we continue to recognize income tax expense in certain state jurisdictions.

The consolidated liability of gross unrecognized income tax benefits for uncertain tax positions (excluding interest) was $116.2 million, $116.6 million and $119.1 million at November 1, 2014, February 1, 2014, and December 31, 2013, respectively. At November 1, 2014, $92.1 million of this liability was related to a single uncertain tax position. We anticipate that this uncertain tax position will not be resolved within the next 12 months.

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

Brookler v. RadioShack Corporation: In April 2004, plaintiff Morry Brookler filed a putative class action in Los Angeles Superior Court claiming that the Company violated California's wage and hour laws relating to meal and rest periods. The meal period claim was originally certified as a class action in February 2006. In August 2007, the Company filed a Motion for Decertification in August 2007 which was denied. After a favorable decision by the California Court of Appeals in a similar case, Brinker Restaurant Corporation v. Superior Court, the Company filed a Second Motion for Decertification, which was granted in October 2008. The plaintiff appealed this ruling and in August 2010, the California Court of Appeals reversed the trial court’s decertification order. In September 2010, the Company filed a Petition for Review with the California Supreme Court, which granted review and placed the case on hold pending a decision in the Brinker case. In April 2012, the California Supreme Court issued its decision in Brinker and in June 2012, remanded the Brookler case to the California Court of Appeals with instructions to vacate its prior order and reconsider its ruling in light of the Supreme Court’s decision in Brinker. In December 2012, the Court of Appeals affirmed the trial court’s decertification of the meal period class. In June 2013, the plaintiff filed a Motion to Amend his Complaint to assert rest and meal period as well as off-the-clock and Private Attorneys General Act claims and to add an additional class representative. In July 2013 the trial court granted the Motion to Amend and the plaintiff filed a Second Amended Complaint. In August 2013, the Company removed the case to federal court. In September 2013, the plaintiffs filed a Motion to Remand the case back to state court, which was granted in October 2013. In November 2013, the Company filed a demurrer in state court to all causes of action in the Second Amended Complaint, which was granted without leave to amend in January 2014. On February 4, 2014, plaintiffs filed a Petition for Writ of Mandate with the Court of Appeals seeking immediate relief from the trial court’s order. On February 11, 2014, the Court of Appeals notified the trial court and parties of its intent to issue a peremptory Writ of Mandate compelling the trial court to vacate its order granting the demurrer and issue a new order denying the demurrer. On February 21, 2014, the trial court reversed its prior decision and denied the demurrer. On February 26, 2014, the Court of Appeals determined that the trial court had not followed proper procedure and ordered it to vacate its February 21 order to allow the Company an opportunity to oppose the Appellate Court’s notice. In April 2014, after further briefing by the parties, the trial court again sustained the demurrer without leave to amend. In May 2014, plaintiff appealed the trial court’s order sustaining the demurrer. On December 5, 2014, the Appellate Court heard oral argument on plaintiff’s appeal.  The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on the Company’s consolidated financial statements in the period in which the resolution is recorded.

Ordonez v. RadioShack Corporation: In May 2010, the Company was named as a defendant in a putative class action lawsuit in Los Angeles Superior Court alleging that it violated California’s wage and hour laws by not providing required meal periods and rest breaks, failed to pay for all time worked, failed to pay overtime compensation, failed to pay minimum wage and failed to maintain required records. In September 2010, the Company removed the case to the U. S. District Court for the Central District of California. In July 2012, plaintiff filed a Motion for Class Certification. In January 2013, the court denied, without prejudice, the Motion for Class Certification as to all claims. In February 2013, plaintiff filed a Motion for Reconsideration of the court’s denial of class certification only with regard to the rest period claim. In April 2013, the court ordered that plaintiff could conduct limited additional discovery and file a renewed Motion for Class Certification. Plaintiff filed the renewed motion in July 2013. A hearing on the motion was held in February 2014, at which time the court issued a tentative ruling granting plaintiff’s motion as to the rest period claim. Following oral argument, the court issued orders requiring the parties to submit supplemental evidence and briefs. In August 2014, the court denied the Motion. The plaintiff did not appeal this ruling. However, the litigation is ongoing. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on the Company’s consolidated financial statements in the period in which the resolution is recorded.

Redman v. RadioShack; Aliano v. RadioShack: In September 2011, Scott D.H. Redman filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of Illinois. Mr. Redman claims that the Company violated certain provisions of the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”), which amended the Fair Credit Reporting Act, by displaying the expiration dates of customers’ credit or debit cards on electronically printed transaction receipts. Mr. Redman filed a motion seeking to certify a class that includes all persons to whom the Company provided an electronically printed transaction receipt, in transactions occurring after June 3, 2008, that displayed the expiration date of the person’s credit or debit card. In November 2011, Mario Aliano and Victoria Radavicuite filed a similar putative class action lawsuit against the Company, also in the United States District Court for the Northern District of Illinois, alleging similar violations of FACTA. Mr. Aliano and Ms. Radavicuite initially filed a motion seeking to certify a class that includes all persons to whom the Company provided an electronically printed transaction receipt, in transactions occurring in Illinois after June 3, 2008, that displayed the expiration date of the person's credit or debit card. In December 2011, Mr. Aliano and Ms. Radavicuite filed an amended complaint and an amended motion seeking to certify a class that was not limited to transactions occurring in Illinois. On January 11, 2012, the Aliano lawsuit was reassigned to the judge presiding over the Redman lawsuit on the basis of relatedness, and the two cases were consolidated for all purposes. On January 25, 2012, the presiding judge referred the matter to the magistrate judge assigned to the consolidated cases for mediation. In November 2012, the parties reached a tentative settlement. On May 16, 2013, the parties executed a settlement agreement and on May 29, 2013, the court granted preliminary approval of the settlement. Notices of the settlement were mailed to known class members and published in several national publications. A hearing on final approval of the settlement was held in September 2013. In February 2014, the court granted final approval of the settlement, however two plaintiffs who had objected to the settlement appealed the court’s grant of final approval. In September 2014, the Seventh Circuit Court of Appeals reversed the judgment approving the settlement and remanded the case for further proceedings, citing concerns with the settlement including the allocation of the settlement proceeds between the class and class counsel. The parties are currently in negotiations to attempt to restructure the settlement to address the concerns expressed by the appellate court. The outcome of these cases is uncertain and the ultimate resolution of them could have a material adverse effect on the Company’s consolidated financial statements in the period in which the resolution is recorded.

FLSA Litigation: In April 2012, the Company was named as a defendant in a putative nationwide collective action under the Fair Labor Standards Act and putative statewide class actions under New York and Ohio state laws in the U. S. District Court for the Northern District of Ohio, claiming that its use of the “fluctuating workweek” method to calculate overtime for certain of its retail store managers violates federal and state laws because the store managers receive bonuses in addition to their fixed salaries. In June 2012, the Company filed a Motion to Dismiss the lawsuit. In March 2013, the court issued an opinion granting the motion in part, finding that plaintiffs were not entitled to seek overtime based upon use of the “fluctuating workweek” method prior to April 5, 2011, the date of a U.S. Department of Labor Final Rule (“Final Rule”) addressing, among other things, proposed changes to the federal “fluctuating workweek” regulation. The court also dismissed one of the named plaintiffs. Following the court’s decision, the Company filed a Motion to Certify Order for Interlocutory Appeal and Stay the Action, which the court granted in August 2013. Shortly thereafter, the Company filed a Petition for Permission to Appeal with the U.S. Court of Appeals for the Sixth Circuit, which was granted. The appeal has been fully briefed and oral argument is scheduled for December 4, 2014.

In April 2013, plaintiffs in Pennsylvania, New York and New Jersey filed similar lawsuits, alleging violations of their respective state laws. In June 2013, the Company filed Motions to Dismiss in the New York and New Jersey cases. In November 2013, the court in the New York case granted the Motion to Dismiss. In December 2013, the plaintiff in the New York case filed a notice of appeal with the Second Circuit Court of Appeals. The appeal has been fully briefed and oral argument was heard on October 24, 2014. The parties are now awaiting a decision by the Court of Appeals. In April 2014, the plaintiff in the New Jersey case voluntarily dismissed the case and filed an opt in notice in the Ohio case.

In September 2013, the court in the Pennsylvania case ordered the parties to file briefs addressing whether use of the “fluctuating workweek” method violates Pennsylvania law. The plaintiff filed a Motion for Summary Judgment and the Company filed a Motion for Judgment on the Pleadings. In July 2014, the court issued an opinion granting plaintiff’s Motion for Summary Judgment and denying the Company’s Motion for Judgment on the Pleadings. In November 2014, the parties reached a tentative settlement, subject to notice to the putative class and approval by the court.

The outcome of these cases is uncertain and the ultimate resolution of them could have a material adverse effect on the Company’s consolidated financial statements in the period in which the resolution is recorded.

WinLink SA v. RadioShack: In May 2014, the Company received notice that it had been named in a lawsuit in Greece alleging breach(s) of an agreement purportedly entered into between the Company and a Greek company called WinLink SA.

The lawsuit claims damages in excess of $5 million. The Company has retained local counsel in Greece to defend the lawsuit. Trial is set for February 2016. In October 2014, the Company filed a notice of arbitration with the American Arbitration Association in New York based on an arbitration provision in the distribution and license agreement between the Company and WinLink. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on the Company’s consolidated financial statements in the period in which the resolution is recorded.

Singh v. RadioShack; Snyder v. RadioShack:  On November 26, 2014, Manoj Singh filed a putative class action lawsuit against the Company, its Board of Directors, the RadioShack 401(k) Plan Administrative Committee, and related entities and individuals in the United States District Court for the Northern District of Texas, alleging breaches of fiduciary duties under the Employee Retirement Income Security Act (“ERISA”) in connection with the administration of the RadioShack 401(k) Plan and the RadioShack Puerto Rico 1165(e) Plan, specifically with regard to investment by these plans in Company stock.  On December 5, 2014, Jeffrey Snyder filed a similar lawsuit in the same court.  The Company is reviewing the allegations in the Complaints to determine how to proceed.  The outcome of these cases is uncertain and the ultimate resolution of them could have a material adverse effect on the Company’s consolidated financial statements in the period in which the resolution is recorded.

Additional Disclosure: For certain loss contingencies, we are currently able to estimate the reasonably possible loss or range of loss, including reasonably possible loss amounts in excess of our accrual of $4.2 million and we estimate that the aggregate of these amounts could be up to $13.9 million. This amount reflects recent developments in case law that pertain to certain claims currently pending against the Company. Probable and reasonably possible losses that we are currently unable to estimate are not included in this amount. In future periods, we may recognize a loss for all, part, or none of this amount.

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

NYSE Delisting Notice: On July 24, 2014, we were notified by the NYSE that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price for continued listing on the NYSE under Rule 802.01C of the NYSE Listed Company Manual.

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

The notice has no immediate impact on the listing of our common stock, which will continue to trade on the NYSE under the symbol “RSH.” We intend to actively monitor the closing price of our common stock and will consider available options to resolve the deficiency and regain compliance with Rule 802.01C of the NYSE Listed Company Manual. On the last trading day of the month and quarter, our common stock closed at $0.92 and had an average closing price for 30 consecutive trading days of $0.92. We have received approval from the NYSE for an extension for compliance until our annual meeting scheduled for June 2, 2015.

If our common stock ultimately were to be delisted for any reason, it could: (1) reduce the liquidity and market price of our common stock and (2) negatively impact our ability to conduct equity financings and access the public capital markets.

NOTE 10 – SEGMENT REPORTING

The U.S. RadioShack company-operated stores segment consists solely of our 4,216 U.S. company-operated retail stores, all operating under the RadioShack brand name. We evaluate the performance of our segments based on operating income, which is defined as sales less cost of products sold and certain direct operating expenses, including labor, rent and occupancy costs. Asset balances by segment have not been included in the table below, as these are managed on a company-wide level and are not fully allocated to segments for management reporting purposes. Amounts in the other category reflect our business activities that are not separately reportable, which include sales to our independent dealers and franchisees, sales generated by our Mexican subsidiary and our www.radioshack.com website, sales to commercial customers and sales to other third parties through our global sourcing operations.

Revenue by reportable segment is as follows:

	13 Weeks Ended	Three Months Ended	39 Weeks Ended	Nine Months Ended
	November 1,	October 31,	November 1,	October 31,
(In millions)	2014	2013	2014	2013
U.S. RadioShack company-operated stores	$579.2	$691.7	$1,860.4	$2,252.6
Other	71.0	83.7	200.3	232.6
	$650.2	$775.4	$2,060.7	$2,485.2

Operating loss by reportable segment and the reconciliation to loss from continuing operations before income taxes are as follows:

	13 Weeks Ended	Three Months Ended	39 Weeks Ended	Nine Months Ended
	November 1,	October 31,	November 1,	October 31,
(In millions)	2014	2013	2014	2013
U.S. RadioShack company-operated stores	$(19.1)	$(24.8)	$(8.3)	$69.3
Other	(1.4)	2.0	(13.7)	11.3
	(20.5)	(22.8)	(22.0)	80.6

Unallocated (1)	(93.6)	(105.8)	(292.5)	(270.6)
Operating loss	(114.1)	(128.6)	(314.5)	(190.0)

Interest income	0.2	0.2	1.2	0.9
Interest expense	(18.4)	(10.2)	(51.9)	(38.9)
Other loss	(28.1)	—	(28.1)	(0.3)
Loss from continuing operations before income taxes	$(160.4)	$(138.6)	$(393.3)	$(228.3)

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

NOTE 11 – SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The obligation to pay principal and interest on our 2019 Notes is jointly and severally guaranteed on a full and unconditional basis, subject to customary release provisions, by all of the guarantors under our 2018 Credit Facility. The 2019 Notes are guaranteed by all of our 100%-owned domestic subsidiaries. Refer to Note 5 – “Indebtedness and Borrowing Facilities” included in our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information on the 2019 Notes and the related exchange offer and the 2018 Credit Facility.

The following condensed consolidating financial information represents the financial information of RadioShack, its guarantor subsidiaries and its non-guarantor subsidiaries prepared on the equity basis of accounting. Earnings of subsidiaries are, therefore, reflected in the parent company's investment accounts and earnings. The elimination entries primarily eliminate investments in subsidiaries and intercompany balances and transactions. The non-guarantor subsidiaries are comprised of the foreign subsidiaries of the Company. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the guarantor or non-guarantor subsidiaries operated as independent entities.

Subsequent to the issuance of our consolidated financial statements for year ended December 31, 2013, we identified an immaterial error in the presentation of the Condensed Consolidating Statements of Cash Flows contained in Note 16 - "Supplemental Guarantor Financial Information" in our Annual Report on Form 10-K for the year ended December 31, 2013. The error is related to a $6.3 million adjustment between the Parent and Guarantor Subsidiaries for the proceeds for the sale of a building and fixtures. This adjustment did not have an impact on the consolidated financial statements for the year ended December 31, 2013, for the 39 weeks ended November 1, 2014, or for the nine months ended October 31, 2013.

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the 13 Weeks Ended November 1, 2014

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$622.3	$515.7	$27.7	$(515.5)	$650.2
Cost of products sold	429.9	503.3	18.3	(515.5)	436.0
Gross profit	192.4	12.4	9.4	—	214.2

Operating expenses:
Selling, general and administrative	300.9	1.9	11.0	—	313.8
Depreciation and amortization	11.2	—	0.7	—	11.9
Impairment of long-lived assets and goodwill	2.6	—	—	—	2.6
Total operating expenses	314.7	1.9	11.7	—	328.3

Operating (loss) income	(122.3)	10.5	(2.3)	—	(114.1)

Interest income	0.3	3.0	—	(3.1)	0.2
Interest expense	(21.2)	—	(0.3)	3.1	(18.4)
Other loss	(28.1)	—	—	—	(28.1)

(Loss) income from continuing operations
before income taxes	(171.3)	13.5	(2.6)	—	(160.4)
Income tax (benefit) expense	(4.1)	5.0	(0.2)	—	0.7
Equity in earnings of subsidiaries, net of income taxes	6.1	(2.4)	—	(3.7)	—

(Loss) income from continuing operations	(161.1)	6.1	(2.4)	(3.7)	(161.1)

Net (loss) income	$(161.1)	$6.1	$(2.4)	$(3.7)	$(161.1)

Comprehensive (loss) income	$(161.3)	$5.8	$(2.7)	$(3.1)	$(161.3)

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Three Months Ended October 31, 2013

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$745.7	$611.4	$29.5	$(611.2)	$775.4
Cost of products sold	532.4	593.4	19.6	(611.2)	534.2
Gross profit	213.3	18.0	9.9	—	241.2

Operating expenses:
Selling, general and administrative	337.7	1.4	13.7	—	352.8
Depreciation and amortization	13.8	—	0.8	—	14.6
Impairment of long-lived assets and goodwill	2.4	—	—	—	2.4
Total operating expenses	353.9	1.4	14.5	—	369.8

Operating (loss) income	(140.6)	16.6	(4.6)	—	(128.6)

Interest income	0.1	2.9	1.5	(4.3)	0.2
Interest expense	(14.3)	—	(0.2)	4.3	(10.2)

(Loss) income from continuing operations
before income taxes	(154.8)	19.5	(3.3)	—	(138.6)
Income tax (benefit) expense	(10.7)	8.9	(0.9)	—	(2.7)
Equity in earnings of subsidiaries, net of income taxes	8.2	(2.4)	—	(5.8)	—

(Loss) income from continuing operations	(135.9)	8.2	(2.4)	(5.8)	(135.9)
Discontinued operations, net of income taxes	—	—	—	—	—

Net (loss) income	$(135.9)	$8.2	$(2.4)	$(5.8)	$(135.9)

Comprehensive (loss) income	$(136.6)	$7.4	$(3.0)	$(4.4)	$(136.6)

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the 39 Weeks Ended November 1, 2014

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$1,976.9	$1,483.9	$84.6	$(1,484.7)	$2,060.7
Cost of products sold	1,321.3	1,448.2	55.4	(1,484.7)	1,340.2
Gross profit	655.6	35.7	29.2	—	720.5

Operating expenses:
Selling, general and administrative	922.4	4.9	46.0	—	973.3
Depreciation and amortization	35.4	—	2.3	—	37.7
Impairment of long-lived assets and goodwill	11.7	—	12.3	—	24.0
Total operating expenses	969.5	4.9	60.6	—	1,035.0

Operating (loss) income	(313.9)	30.8	(31.4)	—	(314.5)

Interest income	1.2	8.8	0.9	(9.7)	1.2
Interest expense	(61.1)	—	(0.5)	9.7	(51.9)
Other loss	(28.1)	—	—	—	(28.1)

(Loss) income from continuing operations
before income taxes	(401.9)	39.6	(31.0)	—	(393.3)
Income tax (benefit) expense	(9.5)	15.7	(2.7)	—	3.5
Equity in earnings of subsidiaries, net of income taxes	(4.4)	(20.8)	—	25.2	—

(Loss) income from continuing operations	(396.8)	3.1	(28.3)	25.2	(396.8)

Net (loss) income	$(396.8)	$3.1	$(28.3)	$25.2	$(396.8)

Comprehensive (loss) income	$(396.5)	$3.5	$(28.1)	$24.6	$(396.5)

Condensed Consolidating Statements of Comprehensive Income (unaudited)

For the Nine Months Ended October 31, 2013

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales and operating revenues	$2,436.3	$1,887.9	$91.1	$(1,930.1)	$2,485.2
Cost of products sold	1,624.7	1,846.9	60.1	(1,930.1)	1,601.6
Gross profit	811.6	41.0	31.0	—	883.6

Operating expenses:
Selling, general and administrative	980.6	1.7	38.6	—	1,020.9
Depreciation and amortization	43.6	—	2.5	—	46.1
Impairment of long-lived assets and goodwill	6.6	—	—	—	6.6
Total operating expenses	1,030.8	1.7	41.1	—	1,073.6

Operating (loss) income	(219.2)	39.3	(10.1)	—	(190.0)

Interest income	0.5	8.3	4.4	(12.3)	0.9
Interest expense	(50.6)	—	(0.6)	12.3	(38.9)
Other loss	(0.3)	—	—	—	(0.3)

(Loss) income from continuing operations
before income taxes	(269.6)	47.6	(6.3)	—	(228.3)
Income tax (benefit) expense	(26.9)	10.3	(1.1)	—	(17.7)
Equity in earnings of subsidiaries, net of income taxes	26.6	(6.0)	—	(20.6)	—

(Loss) income from continuing operations	(216.1)	31.3	(5.2)	(20.6)	(210.6)
Discontinued operations, net of income taxes	—	(5.5)	—	—	(5.5)

Net (loss) income	$(216.1)	$25.8	$(5.2)	$(20.6)	$(216.1)

Comprehensive (loss) income	$(216.5)	$25.2	$(5.6)	$(19.6)	$(216.5)

Condensed Consolidating Balance Sheets (unaudited)

At November 1, 2014

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$39.4	$0.5	$3.4	$—	$43.3
Accounts and notes receivable, net	149.0	—	3.0	—	152.0
Inventories	614.4	19.0	33.0	—	666.4
Other current assets	68.0	24.2	8.0	—	100.2
Intercompany receivables	—	289.6	—	(289.6)	—
Intercompany notes receivable	—	1,795.2	—	(1,795.2)	—
Total current assets	870.8	2,128.5	47.4	(2,084.8)	961.9

Property, plant and equipment, net	155.0	0.6	8.9	—	164.5
Other assets, net	68.5	2.5	2.9	—	73.9
Investment in subsidiaries	2,053.8	14.2	—	(2,068.0)	—
Total assets	$3,148.1	$2,145.8	$59.2	$(4,152.8)	$1,200.3

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$0.1	$—	$—	$—	$0.1
Accounts payable	114.2	26.1	17.8	—	158.1
Accrued expenses and other current liabilities	172.8	24.8	6.5	—	204.1
Intercompany payables	271.1	—	18.5	(289.6)	—
Intercompany notes payable	1,795.2	—	—	(1,795.2)	—
Total current liabilities	2,353.4	50.9	42.8	(2,084.8)	362.3

Long-term debt, excluding current maturities	841.4	—	—	—	841.4
Other non-current liabilities	140.0	40.9	2.4	—	183.3
Total liabilities	3,334.8	91.8	45.2	(2,084.8)	1,387.0

Stockholders’ (deficit) equity	(186.7)	2,054.0	14.0	(2,068.0)	(186.7)
Total liabilities and stockholders’ (deficit) equity	$3,148.1	$2,145.8	$59.2	$(4,152.8)	$1,200.3

Condensed Consolidating Balance Sheets (unaudited)

At February 1, 2014

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$32.7	$61.1	$15.8	$—	$109.6
Accounts and notes receivable, net	150.3	—	3.8	—	154.1
Inventories	772.4	13.5	21.9	—	807.8
Other current assets	74.9	0.8	4.4	—	80.1
Intercompany receivables	—	295.7	—	(295.7)	—
Intercompany notes receivable	—	1,735.5	—	(1,735.5)	—
Total current assets	1,030.3	2,106.6	45.9	(2,031.2)	1,151.6

Property, plant and equipment, net	174.6	0.8	10.9	—	186.3
Other assets, net	47.1	2.2	23.4	—	72.7
Investment in subsidiaries	2,061.8	36.9	—	(2,098.7)	—
Total assets	$3,313.8	$2,146.5	$80.2	$(4,129.9)	$1,410.6

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1.1	$—	$—	$—	$1.1
Accounts payable	192.3	29.0	13.4	—	234.7
Accrued expenses and other current liabilities	172.4	26.2	7.8	—	206.4
Intercompany payables	287.1	—	8.6	(295.7)	—
Intercompany notes payable	1,735.5	—	—	(1,735.5)	—
Total current liabilities	2,388.4	55.2	29.8	(2,031.2)	442.2

Long-term debt, excluding current maturities	613.0	—	—	—	613.0
Other non-current liabilities	143.7	40.7	2.3	—	186.7
Total liabilities	3,145.1	95.9	32.1	(2,031.2)	1,241.9

Stockholders’ equity	168.7	2,050.6	48.1	(2,098.7)	168.7
Total liabilities and stockholders’ equity	$3,313.8	$2,146.5	$80.2	$(4,129.9)	$1,410.6

Condensed Consolidating Balance Sheets

At December 31, 2013

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$37.9	$121.2	$20.7	$—	$179.8
Accounts and notes receivable, net	206.7	1.6	3.6	—	211.9
Inventories	762.4	14.7	25.2	—	802.3
Other current assets	132.8	0.9	5.3	—	139.0
Intercompany receivables	—	312.3	6.2	(318.5)	—
Intercompany notes receivable	—	1,675.0	—	(1,675.0)	—
Total current assets	1,139.8	2,125.7	61.0	(1,993.5)	1,333.0

Property, plant and equipment, net	175.0	0.8	11.4	—	187.2
Other assets, net	43.2	2.5	25.3	—	71.0
Investment in subsidiaries	2,060.6	37.9	—	(2,098.5)	—
Total assets	$3,418.6	$2,166.9	$97.7	$(4,092.0)	$1,591.2

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1.1	$—	$—	$—	$1.1
Accounts payable	304.9	50.2	21.3	—	376.4
Accrued expenses and other current liabilities	173.0	26.5	7.6	—	207.1
Intercompany payables	300.7	—	17.8	(318.5)	—
Intercompany notes payable	1,675.0	—	—	(1,675.0)	—
Total current liabilities	2,454.7	76.7	46.7	(1,993.5)	584.6

Long-term debt, excluding current maturities	613.0	—	—	—	613.0
Other non-current liabilities	144.5	40.5	2.2	—	187.2
Total liabilities	3,212.2	117.2	48.9	(1,993.5)	1,384.8

Stockholders’ equity	206.4	2,049.7	48.8	(2,098.5)	206.4
Total liabilities and stockholders’ equity	$3,418.6	$2,166.9	$97.7	$(4,092.0)	$1,591.2

Condensed Consolidating Statements of Cash Flows (unaudited)

For the 39 Weeks Ended November 1, 2014

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash used in operating activities	$(216.6)	$(7.0)	$(19.3)	$—	$(242.9)

Cash flows from investing activities:
Additions to property, plant and equipment	(39.2)	—	(0.6)	—	(39.8)
Changes in restricted cash	3.0	—	—	—	3.0
Other investing activities	0.1	—	—	—	0.1
Return of capital from subsidiary	2.4	0.2	—	(2.6)	—
Net cash (used in) provided by investing activities	(33.7)	0.2	(0.6)	(2.6)	(36.7)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	650.5	—	—	—	650.5
Repayments of long-term debt	(420.7)	—	—	—	(420.7)
Payment of deferred issuance costs	(33.8)	—	—	—	(33.8)
Changes in cash overdrafts	17.3	—	—	—	17.3
Payment of capital distribution	—	(0.2)	(2.4)	2.6	—
Change in intercompany receivable/payable	43.7	(53.6)	9.9	—	—
Net cash provided by (used in) financing activities	257.0	(53.8)	7.5	2.6	213.3

Net increase (decrease) in cash and cash equivalents	6.7	(60.6)	(12.4)	—	(66.3)
Cash and cash equivalents, beginning of period	32.7	61.1	15.8	—	109.6
Cash and cash equivalents, end of period	$39.4	$0.5	$3.4	$—	$43.3

Condensed Consolidating Statements of Cash Flows (unaudited)

For the Nine Months Ended October 31, 2013

	RadioShack		Non-
	Corporation	Guarantor	Guarantor
(In millions)	(Parent Co.)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$107.1	$145.3	$(0.8)	$(1.7)	$249.9

Cash flows from investing activities:
Additions to property, plant and equipment	(31.1)	—	(1.5)	—	(32.6)
Proceeds from sale of property, plant and equipment	0.1	6.3	—	—	6.4
Changes in restricted cash	25.2	—	—	—	25.2
Return of capital from subsidiary	6.0	6.0	—	(12.0)	—
Net cash provided by (used in) investing activities	0.2	12.3	(1.5)	(12.0)	(1.0)

Cash flows from financing activities:
Repayment of principal on convertible debt	(286.9)	—	—	—	(286.9)
Payments of debt issuance costs	(0.8)	—	—	—	(0.8)
Payments of dividends	—	—	(1.7)	1.7	—
Changes in cash overdrafts	(67.8)	—	—	—	(67.8)
Payment of capital distribution	—	(6.0)	(6.0)	12.0	—
Change in intercompany receivable/payable	245.9	(254.1)	8.2	—	—
Net cash (used in) provided by financing activities	(109.6)	(260.1)	0.5	13.7	(355.5)

Net decrease in cash and cash equivalents	(2.3)	(102.5)	(1.8)	—	(106.6)
Cash and cash equivalents, beginning of period	78.9	306.4	17.9	—	403.2
Cash and cash equivalents, end of period	$76.6	$203.9	$16.1	$—	$296.6

Note 12 – Subsequent Events

On December 1, 2014, the Company received a notice of default and acceleration, dated December 1, 2014 (the “Notice of Default”), from the SCP Agent asserting that events of default have occurred and are continuing under the SCP Credit Agreement. In addition to asserting Events of Default, the Notice of Default also includes a demand by the SCP Agent for the immediate payment in full by the Company of the $250 million term loan outstanding under the SCP Credit Agreement, together with all accrued and unpaid interest thereon (all of which interest that was due on December 1, 2014 having been paid in full on that date) and any other amounts owing to the SCP Lenders thereunder.

The SCP Agent alleges in the Notice of Default that the Company entered into “affiliate” transactions in breach of the provisions of the SCP Credit Agreement by entering into (1) the Recapitalization Agreement, (2) the Loan Sale Agreement, and (3) the First Amendment and the other documents related thereto. See Note 4 – “Restructuring and Impairment,” for further discussion of the agreements.

The SCP Agent also alleges in the Notice of Default that (1) the obligations outstanding under the 2018 Credit Agreement, exceed the amounts that are permitted under the SCP Credit Agreement, (2) the First Amendment breached the SCP Credit Agreement by making conditions that might be satisfied in order for the Company to make payments on account of the obligations under the SCP Credit Agreement more difficult to satisfy, and (3) a ratio of the liquidation value of inventory to the cost of such inventory contained in a borrowing base certificate delivered by the Company under the 2018 Credit Agreement was greater than that which was required to be utilized under the 2018 Credit Agreement and resulted in additional credit being made available to the Company, in each case, in violation of the SCP Credit Agreement.

The SCP Agent alleges in the Notice of Default that the foregoing matters constitute continuing events of default under the SCP Credit Agreement. The Company disagrees with the assertions contained in the Notice of Default that any event of default has occurred. Because we believe the alleged events of default do not exist, we also believe that the demand for the immediate payment of all obligations outstanding under the SCP Credit Agreement does not have any merit and therefore our debt remains recorded as noncurrent. The Company intends to vigorously contest the allegations contained in the Notice of Default.

If it is determined that an event of default has occurred and is continuing under the SCP Credit Agreement, then such event of default would also constitute an event of default under the 2018 Credit Agreement. However, the lenders holding a majority of the loans and commitments under the 2018 Credit Agreement have indicated that they do not currently intend to assert any such event of default under the 2018 Credit Agreement. If the maturity of the obligations outstanding under the SCP Credit Agreement is validly accelerated, then an event of default would occur under the Indenture, dated as of May 3, 2011, by and among the Company, the Guarantors named therein, and Wilmington Trust, National Association, as Trustee, which governs our $325 million of 6.75% Senior Notes. The occurrence of an actual event of default under these other debt arrangements would permit the lenders thereunder (or the agent or trustee acting on their behalf) to declare all amounts outstanding thereunder to become immediately due and payable and to exercise other remedies set forth in the applicable debt documents.

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

In November 2013, our board of directors approved a change in our fiscal year end from December 31 to the Saturday nearest January 31 of each year. The change, which aligns our reporting cycle with the National Retail Federation 4-5-4 fiscal calendar and is expected to provide for more consistent quarter-to-quarter comparisons, is effective for our 2015 fiscal year. Our 2015 fiscal year began on February 2, 2014, and will end January 31, 2015, resulting in a transition period, that began January 1, 2014, and ended February 1, 2014, our 2014 fiscal year. This Form 10-Q includes the unaudited results for the 13 weeks and 39 weeks ended November 1, 2014, and the three and nine months ended October 31, 2013. Prior period information has been recast to the month end dates that most closely align with the new fiscal calendar. The prior period financial statements have not been recast on a 4-5-4 calendar basis, because it was impractical.

Executive Summary

Overall, our sales declined 16.1% including a comparable store sales decline of 13.4% for the 13 weeks ended November 1, 2014, compared to the prior period.

Our third quarter performance continued to be challenged by a weak demand for our consumer electronics and by challenges in our mobility business which was negatively impacted by a lack of inventory of the new handset offerings that launched during the period and aggressive price competition on our current handset choices, as well as carrier incentives for switching networks. The retail platform, the other half of our business, was slightly down for the quarter. Importantly, we saw an improvement in the sales trend of retail product categories, which was driven by new offerings in our stores, new services including our Fix It Here program, the ongoing success of categories such as sound and music accessories, and better inventory positions for higher margin items.

On our efforts to reinvigorate our store experience, we now have more than 130 stores open in our “Interactive Remodel” category – which includes both our concept stores and a larger number of remodeled locations that incorporate the key attributes of the concept stores into an existing location at a more modest capital cost. These stores collectively performed 12 percentage points better than the total chain on a comparable basis, and in the retail segment performed almost 15 percentage points better on a comparable basis. We have also made meaningful progress on revamping our product assortment with new categories, new products and new services.

We believe that we are making some progress on our recapitalization plan with the restructuring of some of our existing debt, but we still have additional steps to take in order to successfully complete our turnaround plan. See Note 1 “Basis of Presentation – Liquidity” in the Notes to Condensed Consolidated Financial Statements for further discussion of the recapitalization plan. There is no predetermined outcome to this work and there can be no assurance that we will be able to successfully implement a long-term solution.

RESULTS OF OPERATIONS

RadioShack Retail Outlets

The table below shows our retail locations allocated among U.S. and Mexico company-operated stores and dealers/franchisees and other outlets at the following dates:

	Nov. 1,	Aug. 2,	May 3,	Feb. 1,	Dec. 31,	Oct. 31
	2014	2014	2014	2014	2013	2013
U.S. RadioShack company-operated stores (1)	4,216	4,228	4,250	4,272	4,297	4,299
Mexico RadioShack company-operated stores	253	257	258	271	274	273
Dealers, franchisees and other outlets	876	902	912	938	948	966
Total number of retail locations	5,345	5,387	5,420	5,481	5,519	5,538

(1)	We have closed 62 stores in fiscal 2015 after we decided not to renew their leases.

The following table contains results of operations data for the 13 weeks and 39 weeks ended November 1, 2014, and the three and nine months ended October 31, 2013:

	13 Weeks Ended	Three Months Ended	39 Weeks Ended	Nine Months Ended
	November 1,	October 31,	November 1,	October 31,
(In millions)	2014	2013	2014	2013

Net sales	$650.2	$775.4	$2,060.7	$2,485.2
Cost of goods sold	436.0	534.2	1,340.2	1,601.6
% of net sales	67.1%	68.9%	65.0%	64.4%
Gross profit	214.2	241.2	720.5	883.6
% of net sales	32.9%	31.1%	35.0%	35.6%
Selling, general and administrative	313.8	352.8	973.3	1,020.9
% of net sales	48.3%	45.5%	47.2%	41.1%
Depreciation and amortization	11.9	14.6	37.7	46.1
% of net sales	1.8%	1.9%	1.8%	1.9%
Impairments of long-lived assets and goodwill	2.6	2.4	24.0	6.6
% of net sales	0.4%	0.3%	1.2%	0.3%
Operating loss	(114.1)	(128.6)	(314.5)	(190.0)
% of net sales	(17.5%)	(16.6%)	(15.3%)	(7.6%)
Net interest expense	18.2	10.0	50.7	38.0
% of net sales	2.8%	1.3%	2.5%	1.5%
Other loss (See Note 4)	28.1	—	28.1	0.3
% of net sales	4.3%	—	1.4%	0.0%
Loss before income taxes	(160.4)	(138.6)	(393.3)	(228.3)
% of net sales	(24.7%)	(17.9%)	(19.1%)	(9.2%)
Income tax expense (benefit)	0.7	(2.7)	3.5	(17.7)
% of net sales	0.1%	(0.3%)	0.2%	(0.7%)
Discontinued operations	—	—	—	(5.5)
Net loss	$(161.1)	$(135.9)	$(396.8)	$(216.1)
% of net sales	(24.8%)	(17.5%)	(19.3%)	(8.7%)

13 Weeks Ended November 1, 2014, and Three Months Ended October 31, 2013

Net Sales and Operating Revenues:

Consolidated net sales and operating revenues are as follows:

	13 Weeks Ended	Three Months Ended
	November 1,	October 31,
(In millions)	2014	2013

U.S. RadioShack company-operated stores	$579.2	$691.7
Other	71.0	83.7
Consolidated net sales and operating revenues	$650.2	$775.4

Consolidated net sales and operating revenues decrease	(16.1%)

Comparable store sales (1) decrease	(13.4%)

(1)

Comparable store sales include the sales of U.S. and Mexico RadioShack company-operated stores with more than 12 full months of recorded sales. Sales from discontinued operations have been excluded from these calculations. These results have been prepared using the new fiscal calendar.

U.S. RadioShack Company-Operated Stores Segment. U.S. RadioShack company-operated store sales for the 13 weeks ended November 1, 2014,  decreased $112.5 million, or 16.3%,  when compared with the three months ended October 31, 2013. The decrease in sales was primarily driven by decreased sales in both our mobility and retail platforms. Additionally, we operated 83 fewer stores at November 1, 2014, than we did at October 31, 2013, which contributed to a decrease in consolidated sales and affected the sales results for each platform discussed below.

Mobility Platform. Sales in our mobility platform decreased 24.7% to $280.6 million for the 13 weeks ended November 1, 2014, when compared with $372.5 million for the 13 weeks ended November 2, 2013. This sales decrease was primarily driven by decreased sales in our postpaid wireless business due to lack of availability of new devices launched during the period as well as low consumer interest in the current handset offerings. Comparable store sales in this platform decreased 23.8% for the 13 weeks ended November 1, 2014, when compared with the comparable prior period.

Retail Platform. Sales in our retail platform decreased 3.1% to $298.5 million for the 13 weeks ended November 1, 2014, compared with $308.0 million for the 13 weeks ended November 2, 2013. Sales were negatively affected by decreased sales in categories including batteries, audio/video cables, phone car chargers and PC communication products such as VOIP devices, which were positively offset in part by increased sales of music accessories, Fix It Here mobile device repair services and headphones. Comparable store sales in this platform decreased 2.0% for the 13 weeks ended November 1, 2014, when compared with the comparable prior period.

Other Sales. Amounts in other sales reflect our business activities that are not separately reportable, including sales to our independent dealers and franchisees, sales generated by our Mexican subsidiary and our www.radioshack.com website, sales to commercial customers and sales to other third parties through our global sourcing operations. Other sales decreased $12.7 million, or 15.2%, for the 13 weeks ended November 1, 2014,  when compared with the three months ended October 31, 2013. These decreases were primarily driven by sales decreases to our independent dealers and franchisees. Additionally, we had 90 fewer independent dealers and franchisees at November 1, 2014, than we did at October 31, 2013, which contributed to the decrease.

Gross Profit. Consolidated gross profit decreased $27.0 million, or 11.2%, for the 13 weeks ended November 1, 2014, when compared with the three months ended October 31, 2013. Our consolidated gross margin rate for the 13 weeks ended November 1, 2014, increased by 1.8 percentage points when compared with the three months ended October 31, 2013, due to the shift in product mix to retail from mobility,  partially offset by inventory liquidation reserves. The decline in gross profit dollars was primarily driven by a 24.7% decrease in sales in the mobility platform.

Selling, General and Administrative Expense. Consolidated SG&A expense decreased $39.0 million for the 13 weeks ended November 1, 2014, when compared with the three months ended October 31, 2013, which was driven by decreased advertising, repairs and maintenance, taxes, compensation and store support expenses. This represents a 2.8 percentage point increase as a percentage of net sales and operating revenues for the 13 weeks ended November 1, 2014, which was driven by declining sales volumes period over period.

Depreciation and Amortization. Depreciation and amortization from continuing operations, including amounts recorded in cost of products sold, was $11.9 million for the 13 weeks ended November 1, 2014, compared with $14.6 million for the three months ended October 31, 2013.

Impairment of Long-lived Assets and Goodwill. Impairments of long-lived assets and goodwill were  $2.6 million for the 13 weeks ended November 1, 2014, compared with $2.4 million for the three months ended October 31, 2013.

Net Interest Expense. Consolidated net interest expense, which is interest expense net of interest income, was $18.2 million for the 13 weeks ended November 1, 2014,  compared with $10.0 million for the three months ended October 31, 2013. Interest expense increased $8.2 million for the 13 weeks ended November 1, 2014, compared with the three months ended October 31, 2013. This change was primarily driven by a higher borrowings and higher interest rate on our term loan due in December 2018.

Other Loss.  Other loss of $28.1 million primarily reflects the write-off of debt issuance costs and debt discount during the 13 weeks ended November 1, 2014, in connection with the recapitalization.

Income Tax Expense. The income tax provision for each period reflects our current estimate of the effective tax rate for the full year, adjusted for any discrete events that are recorded in the period in which they occur. Our effective tax rate was a negative 0.4% for the 13 weeks ended November 1, 2014, compared with 1.9% for the three months ended October 31, 2013.

For the 13 weeks ended November 1, 2014, we continued to provide a valuation allowance against all of our U.S. federal and state deferred tax assets. As a result, we did not record any U.S. federal or state income tax benefit related to our operating losses for the 13 weeks ended November 1, 2014. We continue to provide a valuation allowance against all of the deferred tax assets of our Mexican subsidiary. We continue to recognize income tax expense or benefit related to our other foreign operations and interest accrued on our liabilities for uncertain tax positions. In addition, we continue to recognize income tax expense in certain state jurisdictions.

The effective tax rate for the 13 weeks ended November 1, 2014, was affected by the recognition of previously unrecognized tax benefits of $0.6 million due to the expiration of statute of limitations of state income tax matters.

The effective tax rate for the  three months ended October 31, 2013, was affected by a tax benefit associated with a change in measurement of a tax position taken in a prior period in the amount of $3.5 million. The effective tax rate was also affected by the recognition of previously unrecognized tax benefits of $1.0 million due to the settlement and expiration of statute of limitations of state income tax matters.

Our federal and certain state net operating losses and federal general business credit carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code if significant ownership changes occur.

39 Weeks Ended November 1, 2014, and Nine Months Ended October 31, 2013

Net Sales and Operating Revenue:

	39 Weeks Ended	Nine Months Ended
	November 1,	October 31,
(In millions)	2014	2013

U.S. RadioShack company-operated stores	$1,860.4	$2,252.6
Other	200.3	232.6
Consolidated net sales and operating revenues	$2,060.7	$2,485.2

Consolidated net sales and operating revenues	(17.1%)

Comparable store sales (1) decrease	(15.8%)

(1)

Comparable store sales include the sales of U.S. and Mexico RadioShack company-operated stores with more than 12 full months of recorded sales. Sales from discontinued operations have been excluded from these calculations. These results have been prepared using the new fiscal calendar.

U.S. RadioShack Company-Operated Stores Segment. U.S. RadioShack company-operated store sales for the 39 weeks ended November 1, 2014, decreased $392.2 million, or 17.4%,  when compared with the nine months ended October 31, 2013.

These decreases in sales were primarily driven by decreased sales in our mobility and retail platforms. Additionally, we operated 83 fewer stores at November 1, 2014,  than we did at October 31, 2013, which contributed to a decrease in consolidated sales and affected the sales results for each platform discussed below.

Mobility Platform. Sales in our mobility platform decreased 24.7% to $950.3 million for the 39 weeks ended November 1, 2014, when compared with $1,262.1 million for the 39 weeks ended November 2, 2013. These decreases were primarily driven by decreased sales in our postpaid wireless business due to intense wireless carrier promotional activities to incentivize customers to switch networks along with new device financing programs offered by the wireless carriers that were initially only available in the wireless carriers’ stores. Comparable store sales in this platform decreased 23.9% for the 39 weeks ended November 1, 2014, when compared with the comparable prior period.

Retail Platform. Sales in our retail platform decreased 7.6% to $910.8 million for the 39 weeks ended November 1, 2014, compared with $985.9 million for the 39 weeks ended November 2, 2013. Sales were negatively affected by decreased sales in many categories including batteries, PC communication products such as VOIP devices, phone car chargers and audio cables, which were positively offset in part by increased sales of music accessories, portable speakers and Fix It Here mobile device repair services. Comparable store sales in this platform decreased 6.7% for the 39 weeks ended November 1, 2014, when compared with the comparable prior period.

Other Sales. Amounts in other sales reflect our business activities that are not separately reportable, including sales to our independent dealers and franchisees, sales generated by our Mexican subsidiary and our www.radioshack.com website, sales to commercial customers and sales to other third parties through our global sourcing operations. Other sales decreased $32.3 million, or 13.9%, for the 39 weeks ended November 1, 2014, when compared with the nine months ended October 31, 2013. These decreases were primarily driven by sales decreases to our independent dealers, our Mexican subsidiary and our www.radioshack.com website. Additionally, we had 90 fewer independent dealers and franchisees at November 1, 2014, than we did at October 31, 2013, which contributed to the decrease.

Gross Profit. Consolidated gross profit decreased $163.1 million, or 18.5%, for the 39 weeks ended November 1, 2014, when compared with the nine months ended October 31, 2013. Our consolidated gross margin rate for the 39 weeks ended November 1, 2014, decreased by 0.6 percentage points when compared with the nine months ended October 31, 2013, primarily due to aggressive price competition in our current postpaid and prepaid handset offerings, as well as inventory liquidation reserves partially offset by the shift in product mix to retail from mobility. The decline in gross profit was primarily driven by a 24.7% decrease in sales in the mobility platform.

Selling, General and Administrative Expense. Consolidated SG&A expense decreased $47.6 million, or 4.7%, for the 39 weeks ended November 1, 2014, when compared with the nine months ended October 31, 2013, which was driven by decreased advertising, repairs and maintenance, taxes, compensation and store support expenses, partially offset by store contract terminations. This represents a 6.1 percentage point increase as a percentage of net sales and operating revenues for the 39 weeks ended November 1, 2014, which was driven by declining sales volumes period over period. Included in the 39 weeks ended November 1, 2014, is an $8.7 million non-cash loss on elimination of a key executive life insurance program and $8.2 million of estimated employee severance costs in the U.S. and China. The nine months ended October 31, 2013, included a receipt of $5.3 million from a non-merchandise vendor as settlement of a dispute.

Depreciation and Amortization. Depreciation and amortization from continuing operations, including amounts recorded in cost of products sold, was $37.7 million for the 39 weeks ended November 1, 2014, compared with $46.1 million for the nine months ended October 31, 2013.

Impairment of Long-lived Assets and Goodwill. Impairments of long-lived assets and goodwill were $24.0 million for the 39 weeks ended November 1, 2014, compared with $6.6 million for the nine months ended October 31, 2013. Included in the 39 weeks ended November 1, 2014, is $6.9 million related to estimated store closure costs and $12.3 million of goodwill.

Net Interest Expense. Consolidated net interest expense, which is interest expense net of interest income, was $50.7 million for the 39 weeks ended November 1, 2014,  compared with $38.0 million for the nine months ended October 31, 2013. Interest expense increased $13.0 million for the 39 weeks ended November 1, 2014, compared with the nine months ended October 31, 2013. This change was primarily driven by a higher interest rate on our term loan due in December 2018.

Other Loss.  Other loss of $28.1 million primarily reflects write-off of debt issuance costs and debt discount during the 39 weeks ended November 1, 2014, in connection with the recapitalization.

Income Tax Expense. Our effective tax rate was a  negative 0.9% for the 39 weeks ended November 1, 2014, compared with 7.8% for the nine months ended October 31, 2013.

For the 39 weeks ended November 1, 2014, we continued to provide a valuation allowance against all of our U.S. federal and state deferred tax assets. As a result, we did not record any U.S. federal or state income tax benefit related to our operating loss for the 39 weeks ended November 1, 2014. We continue to provide a valuation allowance against all of the deferred tax assets of our Mexican subsidiary. We continue to recognize income tax expense or benefit related to our other foreign operations and interest accrued on our liabilities for uncertain tax positions. In addition, we continue to recognize income tax expense in certain state jurisdictions.

The effective tax rate for the nine months ended October 31, 2013, was affected by a tax benefit associated with the settlement of an Internal Revenue Service examination of tax years 2004 through 2006 in the amount of $14.3 million, and a change in measurement of a tax position taken in a prior period in the amount of $3.5 million. The effective tax rate for the nine months ended October 31, 2013 was also affected by the recognition of previously unrecognized tax benefits of $3.6 million due to the settlement and expiration of statute of limitations of state income tax matters.

Our federal and certain state net operating losses and federal general business credit carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code if significant ownership changes occur.

Discontinued Operations. We ceased operating all of our Target Mobile centers prior to March 31, 2013. The income (loss) before income taxes for these discontinued operations was zero for the 39 weeks ended November 1, 2014, compared with a loss of $5.2 million for the nine months ended October 31, 2013.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 – “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Overview

Operating Activities: Cash used in operating activities for the 39 weeks ended November 1, 2014, was $242.9 million, compared with cash provided of $249.9 million for the nine months ended October 31, 2013.  Cash flows from operating activities are comprised of net income plus non-cash adjustments to net income and changes in working capital components. Net income plus non-cash adjustments to net income was a loss of $285.9 million for the 39 weeks ended November 1, 2014, compared with a loss of $139.3 million for the nine months ended October 31, 2013. Cash provided by working capital components was $43.0 million for the 39 weeks ended November 1, 2014, compared with $389.2 million for the nine months ended October 31, 2013. The decrease in net income plus non-cash adjustments was primarily driven by our increased net loss for the 39 weeks ended November 1, 2014, when compared with the nine months ended October 31, 2013. The decrease in our cash provided by working capital components was a result of a decrease in accounts payable, accounts receivable and inventory liquidation for the 39 weeks ended November 1, 2014, when compared with a decrease in accounts receivable, increase in accounts payable and higher inventory liquidations for the nine months ended October 31, 2013.

Investing Activities: Net cash used in investing activities was $36.7 million for the 39 weeks ended November 1, 2014, compared with $1.0 million for the nine months ended October 31, 2013. This increase was primarily driven by a  decrease in restricted cash for the 39 weeks ended November 1, 2014, compared to the decrease in restricted cash for the nine months ended October 31, 2013. See “Cash Requirements” below in this MD&A regarding our restricted cash and capital expenditures.

Financing Activities: Cash provided by financing activities was $213.3 million for the 39 weeks ended November 1, 2014, compared with cash used of $355.5 million for the nine months ended October 31, 2013. This change was primarily driven by the repayments of long-term debt in the nine months ended October 31, 2013, and the net borrowing of $233.9 million under our 2018 Credit Facility during the 39 weeks ended November 1, 2014.

SOURCES OF LIQUIDITY

As of November 1, 2014, we had $43.3 million of cash and cash equivalents.

The 2018 Credit Agreement matures in December 2018 and as of November 1, 2014, provided for asset-based loans and letters of credit in a maximum principal or face amount outstanding not exceeding the lesser of (a) $535.0 million and (b) the revolving borrowing base. Subject to the borrowing base, the 2018 Credit Agreement provided for (1) a facility of an aggregate principal amount of up to $275.0 million of outstanding revolving loans to be converted into termed out revolving loans, (2) a facility available solely for letters of credit in an aggregate principal amount of up to $120.0 million, and (3) a facility available solely for revolving loans in an aggregate principal amount of up to $140.0 million, in each case on the terms and subject to the conditions set forth therein. The 2018 Credit Agreement is secured by a lien on substantially all of our assets, including a first priority lien on current assets and a second priority lien on fixed assets, intellectual property and the equity interests of our direct and indirect subsidiaries.

As of November 1, 2014, letters of credit totaling $94.4 million had been issued, and we had $233.9 million in outstanding borrowings resulting in $19.3 million of remaining availability for revolving borrowings under our 2018 Credit Facility. The letters of credit consisted of $33.0 million pledged as collateral for standby letters of credit issued to our casualty insurance providers, $37.7 million related to merchandise vendors and $11.4 million related to depository requirements and other miscellaneous items. We had trade letters of credit of $12.3 million.

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

Capital Expenditures: We currently estimate that our capital expenditures for the year ending January 31, 2015, will be approximately $50 million. U.S. RadioShack company-operated store remodels and relocations and information systems projects will account for the majority of these anticipated capital expenditures. Cash and cash equivalents and cash generated from operating activities, if any, will be used to fund these capital expenditures. Additionally, our 2018 Credit Facility could be utilized to fund capital expenditures.

Restricted Cash: Restricted cash totaled $6.1 million at November 1, 2014, and $66.0 million at December 31, 2013, and is included in other current assets in our Consolidated Balance Sheets. At December 31, 2013, this cash was pledged as collateral for standby and trade letters of credit. We were required to pledge this cash as collateral in connection with the closing of our 2018 Credit Agreement. Subsequent to December 31, 2013, we have withdrawn this cash.

Contractual Obligations: There have been no significant changes to our contractual obligations and commercial commitments outside the ordinary course of business since December 31, 2013. Refer to our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information regarding our contractual obligations and commercial commitments.

Liquidity Outlook

As of November 1, 2014, we had $43.3 million in cash and cash equivalents. Additionally, we had availability under our 2018 Credit Facility of $19.3 million as of November 1, 2014. This resulted in a total liquidity position of $62.6 million at November 1, 2014.

We have experienced losses for the past two years that continued to accelerate into the third quarter of fiscal 2015, primarily attributed to a prolonged downturn in our business. Our ability to generate cash from operations depends in large part on the level of demand for our products and services. We continue to face an uncertain business environment and a number of fundamental challenges in our mobility business due to lack of availability of new devices launched during the period, aggressive price competition and intense wireless carrier marketing activities. Our retail business also faces the challenge of revamping our product assortment to anticipate and meet our customers’ needs and wants to produce profitable operating margins. We believe these challenging market conditions will continue into fiscal year 2016.

Given our negative cash flows from operations and our expected cash needs for the next twelve months and over the longer term as discussed in Note 4 – “Restructuring and Impairment,” in the Notes to Condensed Consolidated Financial Statements, we entered into definitive agreements to provide additional near-term liquidity and serve as a first step in our efforts to effect our recapitalization.  We continue tightly managing our cash and monitoring our liquidity position and have implemented a number of initiatives to conserve our liquidity position.

As part of the anticipated next phase of the recapitalization plan, we continue to explore alternatives and have engaged in discussions with our existing and potential new lenders in an effort to create a long-term solution. If we do not improve our cash flow from operations and refinance our existing debt, we may not have enough cash and working capital to continue to fund our operations beyond the near term, which raises substantial doubt about our ability to continue as a going concern.

To date, we have closed 175 underperforming stores since the beginning of the current fiscal year. We may close additional underperforming stores and take other measures to reduce our cost structure. The actual number of store closures could vary considerably depending on the specific restructuring alternative implemented. Our ability to close stores is limited by covenants contained in our debt agreements, and prior efforts to obtain consents from our lenders to close greater numbers of stores have been unsuccessful.

There can be no assurance that our efforts to further restructure our debt or operations will be successful. Even if successful, our restructuring efforts could have materially adverse effects on our business and on the market price of our securities. If our restructuring efforts are not successful, or cannot be completed in a timely manner, or if we are unable to improve our  liquidity or if we fail to meet certain conditions of the recapitalization plan described in Note 4 – “Restructuring and Impairment,” in the Notes to Condensed Consolidated Financial Statements, we may be required to seek to implement in-court bankruptcy proceedings, which could result in a default on our debt with our lenders and/or the liquidation of the Company and the loss of your investment in the Company.

As of November 1, 2014, we had $43.3 million in cash and cash equivalents. Additionally, we had availability under our 2018 Credit Facility of $19.3 million as of November 1, 2014. This resulted in a total liquidity position of $62.6 million at November 1, 2014.

On December 1, 2014, the Company received a notice of default and acceleration asserting that events of default have occurred and are continuing under the SCP Credit Agreement. The Company disagrees with the assertions contained in the notice of default that any event of default has occurred. See Note 12 – “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements for further discussion.

NYSE Delisting Notice: On July 24, 2014, we were notified by the NYSE that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price for continued listing on the NYSE under Rule 802.01C of the NYSE Listed Company Manual.

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

The notice has no immediate impact on the listing of our common stock, which will continue to trade on the NYSE under the symbol “RSH.” We intend to actively monitor the closing share price for our common stock and will consider available options to resolve the deficiency and regain compliance with Rule 802.01C of the NYSE Listed Company Manual. On the last trading day of the month and quarter, our common stock closed at $0.92 and had an average closing price for 30 consecutive trading days of $0.92. We have received approval from the NYSE for an extension for compliance until our annual meeting scheduled for June 2, 2015.

If our common stock ultimately were to be delisted for any reason, it could: (1) reduce the liquidity and market price of our common stock and (2) negatively impact our ability to conduct equity financings and access the public capital markets.

Capitalization

The following table sets forth information about our capitalization on the dates indicated:

	November 1,		February 1,		December 31,
	2014		2014		2013
(In millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent

Current maturities of long-term debt	$0.1	0.0%	$1.1	0.1%	$1.1	0.1%
Long-term debt, excluding current
maturities	841.4	128.5	613.0	78.3	613.0	74.7
Total debt	841.5	128.5	614.1	78.4	614.1	74.8
Stockholders' (deficit) equity	(186.7)	(28.5)	168.7	21.6	206.4	25.2
Total capitalization	$654.8	100.0%	$782.8	100.0%	$820.5	100.0%

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Matters discussed in MD&A and in other parts of this report include forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are statements that are not historical and may be identified by the use of words such as “expect,” “anticipate,” “believe,” “estimate,” “potential” or similar words. These matters include statements concerning management's plans and objectives relating to our operations or economic performance and related assumptions. We specifically disclaim any duty to update any of the information set forth in this report, including any forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Part II, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013, and Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q for the 39 weeks ended November 1, 2014. Management cautions that forward-looking statements are not guarantees and our actual results could differ materially from those expressed or implied in the forward-looking statements.

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

ITEM 1A . RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors as previously disclosed in our 2013 Annual Report under Part I, “Item 1A. –  Risk Factors.” In addition to the information below and the other information set forth in this

Quarterly Report, you should carefully consider the factors discussed in our 2013 Annual Report which could materially affect our business, financial condition or future results. The risks described in our 2013 Annual Report and herein are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

There is substantial doubt about our ability to continue as a going concern.

We have experienced losses for the past two years that continued to accelerate into the third quarter of fiscal 2015, primarily attributed to a prolonged downturn in our business. We may not have enough cash and working capital to fund our operations beyond the near term, which raises substantial doubt about our ability to continue as a going concern.

Given our negative cash flows from operations and in order to meet our expected cash needs for the next twelve months and over the longer term as discussed in Note 4 – “Restructuring and Impairment,” in the Notes to Condensed Consolidated Financial Statements, we entered into definitive agreements to provide additional near-term liquidity and serve as a first step in our efforts to effect our recapitalization.  We continue tightly managing our cash and monitoring our liquidity position and have implemented a number of initiatives to conserve our liquidity position. There can be no assurance that any of these efforts will be successful.

We have received a notice from the SCP Agent asserting that events of default have occurred and demanding immediate payment of the outstanding obligations under the SCP Credit Agreement.

We have received a notice of default and acceleration from the SCP Agent. This notice asserts that events of default have occurred and are continuing under the SCP Credit Agreement. The notice also includes a demand by the SCP Agent for the immediate payment in full by us of the $250 million term loan outstanding under the SCP Credit Agreement, together with all accrued and unpaid interest thereon (all of which interest that was due on December 1, 2014 having been paid in full on that date) and any other amounts owing to the SCP Lenders thereunder and asserts other remedies under the SCP Credit Agreement.

We disagree with the assertions contained in the notice. However, if a court determines that an event of default has occurred and is continuing under the SCP Credit Agreement, then this event of default would also constitute an event of default under the 2018 Credit Agreement. Additionally, if the outstanding obligations under the SCP Credit Agreement are accelerated, then an event of default would occur under our Indenture, dated as of May 3, 2011, by and among the Company, the Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, which governs our $325 million of 6.75% Senior Notes. The occurrence of any such events of default under these other debt arrangements would permit the lenders thereunder (or the agent or trustee acting on their behalf) to declare all amounts outstanding thereunder to become immediately due and payable and to exercise other remedies set forth in the applicable debt documents. If a court determines that an event of default exists under our SCP Credit Agreement, we may be unable to continue as a going concern.

Unless certain closing conditions are satisfied, GRH will not be obligated to complete the Sponsor Conversion under the Recapitalization Agreement.

GRH's obligation to complete the Sponsor Conversion is subject to the satisfaction of various closing conditions, including those discussed in Note 4 “Restructuring and Impairment” in the Notes to the Condensed Consolidated Financial Statements.  There is no assurance that these closing conditions will be met.

For example, we have not amended, or replaced, our current contract with a third-party supplier (which expires by its terms on December 31, 2014) on terms that are equivalent or more favorable, taken as a whole, to us than the terms of the existing contract.  Additionally, if our results do not improve, we will not have at least $100 million of available cash and borrowing capacity at January 15, 2015. We also may not be able to develop, reasonably and in good faith, an operating plan and budget for fiscal year 2016 that would be accepted by our board of directors and contemplates earnings (excluding specified cash and non-cash charges) before interest, taxes, depreciation and amortization of at least $75.4 million. Further, it is a condition that no default or event of default shall have occurred and be continuing under our 2018 Credit Agreement, the SCP Credit Agreement or our 2019 Notes.

If these conditions, or any of the other conditions under the Recapitalization Agreement, are not satisfied, GRH will not be obligated to complete the Sponsor Conversion and will be able to terminate the Recapitalization Agreement after March 15, 2015, or earlier in certain circumstances as provided in the Recapitalization Agreement.

Our ability to service our indebtedness, to refinance our indebtedness or to fund our other liquidity needs is subject to various risks.

Our ability to make scheduled payments on and to refinance our existing indebtedness depends on, and is subject to, our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, including the availability of financing in the banking and capital markets as well as the other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2013.  We have experienced significant losses from operations and significant net cash used in operating activities in recent periods. Accordingly, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to service our debt obligations or to fund our other liquidity needs, we could be forced to curtail our operations, reorganize our capital structure or liquidate some or all of our assets in a manner that could cause the holders of our securities to experience a partial or total loss of their investment in us.

Our shares may be delisted from the New York Stock Exchange. Our stock price has been volatile and any investment in our common stock could suffer a significant decline or total loss in value. Furthermore, we are not currently in compliance with and cannot provide assurance that we will be able to regain and maintain compliance with the continued listing standards of the NYSE.

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

Furthermore, if we are not in compliance with the NYSE’s continued listing standards, the NYSE staff will initiate suspension and delisting proceedings as it deems appropriate.

Because we face significant uncertainties relating to our ability to generate sufficient cash flows from operations and to continue to operate our business, our stock price is volatile and any investment in our common stock could suffer a significant decline or total loss in value. Furthermore, we may not be able to regain or maintain compliance with the continued listing standards of the NYSE.

ITEM 6. EXHIBITS

A list of the exhibits required by Item 601 of Regulation S-K and filed as part of this Quarterly Report on Form 10-Q is set forth in the Index to Exhibits on page 36.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIOSHACK CORPORATION

December 11, 2014	By:	/s/ Holly Felder Etlin
Holly Felder Etlin
Interim Chief Financial Officer

December 11, 2014	By:	/s/ William R. Russum
William R. Russum
Vice President and Corporate Controller
(principal accounting officer)

RADIOSHACK CORPORATION

INDEX TO EXHIBITS

Exhibit Number	Description

2.1

Recapitalization and Investment Agreement, dated as of October 3, 2014, between RadioShack Corporation and General Retail Holdings L.P. (filed as Exhibit 2.1 to RadioShack’s Form 8-K filed on October 7, 2014, and incorporated herein by reference)

3.1

Certificate of Amendment of Restated Certificate of Incorporation of RadioShack Corporation(1) dated May 18, 2000 (filed as Exhibit 3a to RadioShack’s Form 10-Q filed on August 11, 2000, and incorporated herein by reference).

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

3.6	RadioShack Corporation Bylaws, amended and restated as of May 19, 2011 (filed as Exhibit 3.1 to RadioShack’s Form 8-K filed on May 23, 2011, and incorporated herein by reference).
4.1	Certificate of Designation Term Sheet (filed as Exhibit 99.1 to RadioShack’s Form 8-K filed on October 4, 2014, and incorporated herein by reference)
4.2	Investor Rights Agreement Term Sheet (filed as Exhibit 99.2 to RadioShack’s Form 8-K filed on October 4, 2014, and incorporated herein by reference)
10.1

Loan Sale Agreement, dated as of October 3, 2014, by and among General Electric Capital Corporation, the other entities listed as Sellers, General Retail Holdings L.P. and General Retail Funding LLC, RadioShack Corporation, certain subsidiaries of RadioShack Corporation, and solely with respect to Section 7(h), Standard General Master Fund L.P., Standard General OC Master Fund L.P., Standard General Ltd. and Standard General Focus Fund L.P. (filed as Exhibit 10.1 to RadioShack’s Form 8-K filed on October 7, 2014, and incorporated herein by reference)

10.2

First Amendment to Credit Agreement, dated October 3, 2014, among RadioShack Corporation, certain subsidiaries of RadioShack Corporation that are designated as credit parties, the lenders thereto and Cantor Fitzgerald Securities, as successor agent for the lenders (filed as Exhibit 10.2 to RadioShack’s Form 8-K filed on October 7, 2014, and incorporated herein by reference)

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