Form 10-K/A
period 2013-12-31
RADIOSHACK CORP
filed 2014-12-12
CIK 96289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K/A

(Amendment No. 1)

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

RadioShack Corporation (“our,” “we,” “us,” and “RadioShack”) intends to file a registration statement on Form S-3 related to its previously announced rights offering. In connection with this registration statement, we concluded it was necessary to update a footnote to our financial statements  to take into consideration events and circumstances that have occurred subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2013, which Annual Report was filed with the SEC on March 4, 2014 (the “Form 10-K”). Our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), has updated their audit report accordingly.

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to include the updated footnote to the financial statements and PwC’s updated report .

Pursuant to SEC rules, we are also filing new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.  These certifications are attached as Exhibits 31(A), 31(B) and 32 to this Amendment.

This Amendment does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent event other than in Note 1 to our financial statements.  This Amendment should be read in conjunction with the Form 10-K and with our subsequent SEC filings.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Index to our Consolidated Financial Statements is found on page 35. Our Consolidated Financial Statements and Notes to Consolidated Financial Statements follow the index.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Annual Report on Form 10-K:

1)	The financial statements listed in the "Index to Consolidated Financial Statements" on page 6.
2)	None
3)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as part of this report is set forth in the Index to Exhibits beginning on page 51, which immediately precedes such exhibits.

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

RADIOSHACK CORPORATION

December 12, 2014	By:	/s/ Holly Felder Etlin
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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced continued losses primarily attributed to a prolonged downturn in the business, which has impacted the Company’s overall liquidity and raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas

March 4, 2014, except for Note 1, as to which the date is December 12, 2014

RADIOSHACK CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31,
	2013		2012		2011
		% of		% of		% of
(In millions, except per share amounts)	Dollars	Revenues	Dollars	Revenues	Dollars	Revenues
Net sales and operating revenues	$3,434.3	100.0%	$3,831.3	100.0%	$4,032.1	100.0%
Cost of products sold (includes depreciation
amounts of $9.0 million, $8.4 million,
and $7.5 million, respectively)	2,262.1	65.9	2,360.9	61.6	2,309.7	57.3
Gross profit	1,172.2	34.1	1,470.4	38.4	1,722.4	42.7

Operating expenses:
Selling, general and administrative	1,407.4	41.0	1,419.8	37.1	1,474.7	36.6
Depreciation and amortization	61.4	1.8	65.9	1.7	70.6	1.7
Impairment of long-lived assets and goodwill	47.4	1.4	9.7	0.3	3.1	0.1
Total operating expenses	1,516.2	44.2	1,495.4	39.1	1,548.4	38.4

Operating (loss) income	(344.0)	(10.1)	(25.0)	(0.7)	174.0	4.3

Interest income	2.2	0.1	1.9	0.1	3.1	0.1
Interest expense	(52.3)	(1.5)	(54.5)	(1.4)	(46.8)	(1.2)
Other loss	(10.9)	(0.3)	(0.6)	--	(4.1)	(0.1)

(Loss) income from continuing
operations before income taxes	(405.0)	(11.8)	(78.2)	(2.0)	126.2	3.1
Income tax (benefit) expense	(13.0)	(0.4)	32.6	0.9	47.5	1.2

(Loss) income from continuing operations	(392.0)	(11.4)%	(110.8)	(2.9)%	78.7	1.9%
Discontinued operations, net of income taxes	(8.2)		(28.6)		(6.5)

Net (loss) income	$(400.2)		$(139.4)		$72.2

Basic net (loss) income per share:
(Loss) income per share from
continuing operations	$(3.89)		$(1.11)		$0.77
Loss per share from discontinued operations	(0.08)		(0.28)		(0.07)
Net (loss) income per share	$(3.97)		$(1.39)		$0.70

Diluted net (loss) income per share:
(Loss) income per share from
continuing operations	$(3.89)		$(1.11)		$0.76
Loss per share from discontinued operations	(0.08)		(0.28)		(0.06)
Net (loss) income per share	$(3.97)		$(1.39)		$0.70

Shares used in computing net
(loss) income per share:

Basic	100.7		100.1		102.5
			-		-
Diluted	100.7		100.1		103.3

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

Note1	Description of Business
Note 2	Summary of Significant Accounting Policies
Note 3	Supplemental Balance Sheet Disclosures
Note 4	Goodwill
Note 5	Indebtedness and Borrowing Facilities
Note 6	Stockholders’ Equity
Note 7	Severance Costs and Exit Activities
Note 8	Stock-Based Incentive Plans
Note 9	Employee Benefit Plans
Note 10	Income Taxes
Note11	Net (Loss) Income Per Share
Note12	Fair Value Measurements
Note13	Commitments and Contingencies
Note14	Segment Reporting
Note15	Quarterly Data (Unaudited)
Note16	Supplemental Guarantor Financial Information

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

SUBSEQUENT EVENT

Since the filing of the 10-K, we have experienced losses that continued to accelerate into the third quarter of fiscal 2015, primarily attributed to a prolonged downturn in our business. Our ability to generate cash from operations depends in large part on the level of demand for our products and services. We continue to face an uncertain business environment and a number of fundamental challenges in our mobility business due to lack of availability of new devices launched during the period,  low consumer demand for other handsets available in the market today, aggressive price competition on these products and intense wireless carrier marketing activities. Our retail business also faces the challenge of revamping our product assortment to anticipate and meet our customers’ needs and wants to produce profitable operating margins. We believe these challenging market conditions will continue into fiscal year 2016.

Given our negative cash flows from operations and in order to meet our expected cash needs for the next twelve months and over the longer term, we entered into definitive agreements to provide additional near-term liquidity and serve as a first step in our efforts to effect our recapitalization.  We continue tightly managing our cash and monitoring our liquidity position and have implemented a number of initiatives to conserve our liquidity position.

As part of the anticipated next phase of the restructuring plan, we continue to explore alternatives and have engaged in discussions with our existing and potential new lenders in an effort to create a long-term solution. If we do not improve our cash flow from operations and refinance our existing debt, we may not have enough cash and working capital to continue to fund our operations beyond the near term, which raises substantial doubt about our ability to continue as a going concern.

In fiscal 2015, we have closed 175 underperforming stores since the beginning of the current fiscal year. We may close additional underperforming stores and take other measures to reduce our cost structure. The actual number of store closures could vary considerably depending on the specific restructuring alternative implemented. Our ability to close stores is limited by covenants contained in our debt agreements, and prior efforts to obtain consents from our lenders to close greater numbers of stores have been unsuccessful.

There can be no assurance that our efforts to further restructure our debt or operations will be successful. Even if successful, our restructuring efforts could have materially adverse effects on our business and on the market price of our securities. If our restructuring efforts are not successful, or cannot be completed in a timely manner, or if we are unable to improve our  liquidity or if we fail to meet certain conditions of the recapitalization plan, we may be required to seek to implement in-court bankruptcy proceedings, which could result in a default on our debt with our lenders and/or the liquidation of the Company and the loss of your investment in the Company.

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

The following table summarizes information concerning currently outstanding and exercisable options to purchase our common stock:

			Options Outstanding			Options Exercisable
				Weighted-
			Shares	average		Shares
			Outstanding	Remaining	Weighted-	Exercisable	Weighted-
			at Dec. 31, 2013	Contractual Life	average	at Dec. 31, 2013	average
Range of Exercise Prices			(in thousands)	(in years)	Exercise Price	(in thousands)	Exercise Price

$2.23	-	2.95	552	6.4	$2.58	--	$--
3.00			2,500	6.2	3.00	--	--
3.04	-	3.93	394	6.3	3.23	--	--
4.13			2,014	6.2	4.13	--	--
4.21	-	24.41	1,671	1.2	12.63	1,594	12.76
$2.23	-	24.41	7,131	5.0	$5.56	1,594	$12.76

Restricted Stock: Transactions related to restricted stock awards for the year ended December 31, 2013, are summarized as follows:

		Weighted-average
	Shares	Fair Value
	(in thousands)	Per Share
Non-vested at January 1, 2013	751	$4.99
Granted	1,872	3.05
Vested or released (1)	(885)	4.04
Canceled or forfeited	(367)	3.95
Non-vested at December 31, 2013	1,371	$3.20

(1)	For plan participants age 55 and older, certain granted but unvested shares are released from the plan for tax withholdings on the participants’ behalf.

We granted approximately  1,872,000,  1,073,000, and 277,000 shares of restricted stock in 2013, 2012 and 2011, respectively, under these plans.

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

The following table reconciles the numerator and denominator used in the basic and diluted net (loss) income per share calculations for the years presented:

(In millions)	2013	2012	2011
Numerator:
(Loss) income from
continuing operations	$(392.0)	$(110.8)	$78.7
Discontinued operations,
net of taxes	(8.2)	(28.6)	(6.5)
Net (loss) income	$(400.2)	$(139.4)	$72.2

Denominator:
Weighted-average
common shares
outstanding	100.7	100.1	102.5
Dilutive effect of
stock-based awards	--	--	0.8
Weighted-average shares
for diluted net
(loss) income per share	100.7	100.1	103.3

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

Product Sales Information: Our consolidated net sales and operating revenues are summarized by groups of similar products and services, as follows(prior period amounts have been reclassified to conform to our current presentation):

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

21 (3)	RadioShack Significant Subsidiaries.
23 (4)	Consent of PricewaterhouseCoopers LLP.
31(a) (4)	Rule 13a-14(a) Certification of the Chief Executive Officer of RadioShack Corporation.
31(b) (4)	Rule 13a-14(a) Certification of the Chief Financial Officer of RadioShack Corporation.
32 (4)	Section 1350 Certifications.(5)
101.INS	XBRL Instance Document (2)(6)
101.SCH	XBRL Taxonomy Extension Schema Document (2)(6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)(6)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)(6)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)(6)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)(6)

(1)	RadioShack Corporation was known as Tandy Corporation until May 18, 2000.
(2)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
(3)	Filed with the Original Form 10-K.
(4)	Filed with this report.
(5)

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